Form 10QSB
period 1995-03-31
PC QUOTE INC
filed 1995-06-02
CIK 745774

IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS 10-QSB IS BEING FILED IN PAPER PURSUANT TO A CONTINUING HARDSHIP EXEMPTION. WE WILL FOLLOW UP WITHIN 20 BUSINESS DAYS WITH AN ELECTRONIC FILING.
  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

                ------------------------------------------------

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                      For the period ended March 31, 1995
                                       Or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                         For the transition period from
                                       to

                ------------------------------------------------

                         Commission file number 0-13093
                I.R.S. Employer Identification Number 36-3131704

                                 PC QUOTE, INC.
                            (a Delaware Corporation)
                                 300 S. Wacker
                            Chicago, Illinois 60606
                            Telephone (312) 913-2800

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months, (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_    No ___

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 6,992,467 shares of the Company's common stock ($.001 par value) were outstanding as of May 12, 1995.

                                 PC QUOTE, INC.
                                     INDEX
- ------------------------------------------------

                                                       Page
                                                     ---------
PART I. Financial Information

       Item 1.  Balance Sheets as of March 31, 1995
                 and December 31, 1994                     3-4

                Statements of Operations for the
                 three month periods ended March
                 31, 1995 and 1994                           5

                Statements of Cash Flows for three
                 month periods ended March 31, 1995
                 and 1994                                    6

                Notes to Financial Statements                8

       Item 2.  Management's Discussion and
                 Analysis of:

                Results of Operations and Financial
                 Condition
                Liquidity and Capital Resources          10-11

PART II. Other Information
                NONE

                Company's Signature Page                    12

                                 PC QUOTE, INC.
                                 BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994
- ------------------------------------------------

                                  March 31,   December 31,
                                    1995          1994
                                 (Unaudited)    (Audited)
                                 -----------  -------------
Assets
Current assets:
  Cash and cash equivalents       $1,105,112   $ 1,384,086
  Accounts receivable, net of
   allowance for doubtful
   accounts of $13,224 (1995)
   and $100,000 (1994)            1,238,833        555,234
  Accounts receivable due from
   related party                    115,390        287,334
  Prepaid expenses and other
   current assets                   290,502        314,793
                                 -----------  -------------

    Total current assets          2,749,837      2,541,447
                                 -----------  -------------
Property and equipment:
  Satellite receiving equipment     714,814        702,069
  Computer equipment              5,754,854      5,722,462
  Communication equipment         2,352,217      2,342,936
  Furniture and fixtures            245,699        232,428
  Leasehold improvements            340,270        326,285
                                 -----------  -------------

                                  9,407,854      9,326,180
  Less accumulated depreciation
   and amortization               5,805,958      5,486,442
                                 -----------  -------------

                                  3,601,896      3,839,738
                                 -----------  -------------
Software development costs, net
  of accumulated amortization
  of $2,401,915 (1995) and
  $2,158,915 (1994)               2,741,867      2,514,927

Deposits and other assets           231,609        175,619
                                 -----------  -------------

Total assets                      $9,325,209   $ 9,071,731
                                 -----------  -------------
                                 -----------  -------------

The accompanying notes are an integral part of the financial statements.

                                 PC QUOTE, INC.
                                 BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994
- ------------------------------------------------

                                 March 31,    December 31,
                                    1995          1994
                                (Unaudited)     (Audited)
                                ------------  -------------
Liabilities and Stockholders'
  Equity
Current liabilities:
  Note payable to bank          $    100,000   $   100,000
  Capital lease obligations          811,978       835,913
  Accounts payable                   616,473     1,349,735
  Unearned revenue                 1,193,863       437,546
  Accrued expenses                   498,773       464,711
                                ------------  -------------

    Total current liabilities      3,221,087     3,187,905
                                ------------  -------------
Note payable to bank,
  noncurrent                         175,000       200,000
Capital lease obligations,
  noncurrent                         517,011       714,361
Unearned revenue, noncurrent         195,771       139,096
                                ------------  -------------

    Total liabilities              4,108,869     4,241,362
                                ------------  -------------
Stockholders' equity:
  Common stock, par value
   $.001; 10,000,000 shares
   authorized; 6,992,467
   (1995) and 6,969,174 (1994)
   shares issued and
   outstanding                         6,992         6,969
  Paid in capital                 12,086,396    12,021,444
  Cumulative foreign currency
   translation adjustment                  0             0
  Accumulated deficit             (6,877,048)   (7,198,044)
                                ------------  -------------

    Total stockholders' equity     5,216,340     4,830,369
                                ------------  -------------

Total liabilities and
  stockholders' equity          $  9,325,209   $ 9,071,731
                                ------------  -------------
                                ------------  -------------

The accompanying notes are an integral part of the financial statements.

                                 PC QUOTE, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
- ------------------------------------------------

                                    For The Three Months
                                      Ended March 31,
                                     1995         1994
                                  (Unaudited)  (Unaudited)
                                  -----------  -----------

Net revenues:
  Services                         $3,199,669   $3,195,308
  Direct costs of services         1,423,985    1,535,279
                                  -----------  -----------

                                   1,775,684    1,660,029
                                  -----------  -----------
Operating costs and expenses:
  Amortization of software
   development                       243,000      246,000
  Research and development           137,753      219,300
  Selling and marketing              548,312      568,466
  General and administrative         478,243      478,435
                                  -----------  -----------

                                   1,407,308    1,512,201
                                  -----------  -----------

      Operating income               368,376      147,828

Other income (expense):
  Interest income                      1,720        8,104
  Interest expense                   (49,100)     (64,719)
                                  -----------  -----------

Net income (loss)                  $ 320,996    $  91,213
                                  -----------  -----------
                                  -----------  -----------

Net income (loss) per common
 share                             $   0.047    $   0.013
                                  -----------  -----------
                                  -----------  -----------

The accompanying notes are an integral part of the financial statements.

                                 PC QUOTE, INC
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
- ------------------------------------------------

                                        For The Three Months
                                          Ended March 31,
                                          1995        1994
                                       ----------  ----------
Cash flows from operating activities:
  Net income                           $  320,996  $   91,213
                                       ----------  ----------
  Adjustments to reconcile net income
   to cash provided by operating
   activities:
    Depreciation and amortization of
     property and equipment               319,516     343,232
    Amortization of software
     development cost                     243,000     246,000
    Changes in assets and
     liabilities:
      Accounts receivable, net of
       allowance                         (511,655)     75,965
      Prepaid expenses and other
       current assets                      24,290     (27,635)
      Deposits and other assets           (55,989)    (13,391)
      Accounts payable                   (733,261)    (32,125)
      Unearned revenue                    812,992      25,709
      Accrued expenses                     34,062    (156,277)
                                       ----------  ----------

  Total adjustments                       132,955     461,478
                                       ----------  ----------

  Net cash provided by operating
   activities                             453,951     552,691
                                       ----------  ----------

The accompanying notes are an integral part of the financial statements.

                                 PC QUOTE, INC
                            STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
- ------------------------------------------------

                                        For The Three Months
                                          Ended March 31,
                                          1995        1994
                                       ----------  ----------
Cash flows from investing activities:
  Purchase of property and equipment      (81,671)   (156,594)
  Software development costs
   capitalized                           (469,940)   (311,061)
                                       ----------  ----------

      Net cash used by investing
       activities                        (551,611)   (467,655)
                                       ----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of common
   stock                                   64,975      26,909
  Principal payments under capital
   leases obligations                    (221,289)   (191,894)
  Principal payments on note payable
   to banks                               (25,000)    (25,000)
                                       ----------  ----------

  Net cash used by financing
   activities                            (181,314)   (189,985)
                                       ----------  ----------
Effect of exchange rate changes on
 cash and cash equivalents                      0      (1,298)
                                       ----------  ----------

Net change in cash and cash
 equivalents                             (278,974)   (106,247)
Cash and cash equivalents at the
 beginning of the period                1,384,086   1,624,970
                                       ----------  ----------

Cash and cash equivalents at the end
 of the period                         $1,105,112  $1,518,723
                                       ----------  ----------
                                       ----------  ----------
- -------------------------------------------------------------
- -------------------------------------------------------------
Supplemental disclosure of cash flow
 information:
  Interest paid                        $   49,100  $   64,719
  Debt incurred under capital lease
   obligations                         $  208,200  $  216,229
  Income taxes paid                          None        None
- -------------------------------------------------------------
- -------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                                 PC QUOTE, INC.

                                    NOTES TO
                              FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                ------------------------------------------------

(1)  Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading. The amounts indicated as "audited" have been extracted from the Company's December 31, 1994 annual report. For further information, refer to the financial statements and footnotes included in PC Quote's annual report on Form 10-KSB for the year ended December 31, 1994. Certain reclassifications have been made to conform to the current presentation.

Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility of computer software products to be sold, leased or otherwise marketed, are charged to research and development costs as incurred. Once technological feasibility has been determined, costs incurred in the construction phase of software development, including coding, testing and product quality assurance, are capitalized.

Amortization is provided over an estimated life of the software products and commences when the product is available for general release to customers. Unamortized capitalized costs

                                 PC QUOTE, INC.

                                    NOTES TO
                              FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                ------------------------------------------------

determined to be in excess of the net realizable value of the product are expensed at the date of such determination. Accumulated amortization and related software development costs are removed in the year following full amortization.

(2)  Income Taxes

At December 31, 1994, the Company had domestic net operating loss carryforwards of approximately $7,079,000 for federal income tax purposes, approximately $5,112,000 for alternative minimum tax purposes, and approximately $67,000 of investment tax credit carryforwards. The net operating loss carryforwards will expire in the years 1999 to 2006 and the investment tax credit carryforwards will expire in the years 1999 to 2000, if not previously utilized.

                                 PC QUOTE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
- ------------------------------------------------

RESULTS OF OPERATIONS:

FOR THE THREE MONTHS AND QUARTER ENDED MARCH 31, 1995

During the first quarter the Company has instituted a change in its billing system. The Company has been billing customers during the month the service is being provided. The industry traditionally bills for service in advance and expects payment the month before the service is provided. This change will bring the Company's billing cycle in line with the industry standard. The result of this change is an increase in accounts receivable of $759,495 for April service. This change in billing cycle and the increase in deposits resulted in an increase in unearned revenue of $756,317.

The allowance for doubtful accounts is stated as $13,224 in the first quarter as opposed to $100,000 for 1994. This resulted from a write off of $95,135 in the fourth quarter of 1994 based on closing the foreign subsidiary.

Service revenues for the three months and quarter ended March 31, 1995 increased slightly to $3,199,669 from $3,195,308 in the same quarter last year.

Net income for the first quarter of 1995 increased to $320,996 from $91,213 for the same period in 1994.

Direct costs of services for the three month period and quarter ended March 31, 1995 decreased 7.2% from the same quarter last year.

Research and development costs decreased 37.2% for the three month period and quarter ended March 31, 1995 from the same quarter last year.

Selling and marketing costs decreased 3.5% for the quarter ended March 31, 1995 from the same quarter last year.

General and administrative expenses remained basically unchanged for the quarter ended March 31, 1995.

Interest income decreased for the three months ended March 31, 1995 from the corresponding period in 1994.

Interest expense decreased 24.1%, for the three months ended March 31, 1995 from the same period in 1994.

LIQUIDITY AND CAPITAL RESOURCES:

FOR THE THREE MONTHS AND QUARTER ENDED MARCH 31, 1995

Operating activities provided the principal source of cash for the Company for the three months ended March 31, 1995. Receivables increased as the result of the change in the billing cycle to industry standard advance billing. The Company believes that the advanced billing cycle instituted during the first quarter will increase positive cash flow over the balance of this year. With regard to investing activities, the Company's investing activities were for purchases of equipment and costs associated with the development of software. Financing activities used cash principally for payments on a bank note and for capital and operating lease obligations. The Company expects existing cash and cash generated by operations will be sufficient to finance the Company's operations through the remainder of 1995.

The Company believes general inflation does not materially impact its sales and operating results nor is it expected that the effect of existing tax reform will significantly affect the Company's future position, liquidity or operating results.

                                   SIGNATURES
                ------------------------------------------------

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC QUOTE, INC.
(Company)

Date:      May 12, 1995

By:        /s/LOUIS J. MORGAN
           Louis J. Morgan
           Chairman and Treasurer

By:        /s/RICHARD F. CHAPPETTO
           Richard F. Chappetto
           Chief Financial Officer