Form 10QSB
period 1995-06-30
PC QUOTE INC
filed 1995-08-11
CIK 745774

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

                ------------------------------------------------

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                       For the period ended June 30, 1995
                                       Or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                         For the transition period from
                                       to

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

                               Yes _X_    No ___

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 7,044,065 shares of the Company's common stock ($.001 par value) were outstanding as of August 9, 1995.

                            [This Page Intentionally
                                  Left Blank]

                                 PC QUOTE, INC.
                                     INDEX
- ------------------------------------------------

                                                       Page
                                                     ---------
PART I. Financial Information

       Item 1.  Balance Sheets as of June 30, 1995
                 and December 31, 1994                     4-5

                Statements of Operations for the
                 six month periods ended June 30,
                 1995 and 1994                             6-7

                Statements of Cash Flows for the
                 six month periods ended June 30,
                 1995 and 1994                             8-9

                Notes to Financial Statements            10-11

       Item 2.  Management's Discussion and
                 Analysis of:

                Results of Operations and Financial
                 Condition                                  12

                Liquidity and Capital Resources             13

PART II. Other Information
                NONE

                Company's Signature Page

                                 PC QUOTE, INC.
                                 BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994
- ------------------------------------------------

                                  June 30,    December 31,
                                    1995          1994
                                 (Unaudited)    (Audited)
                                 -----------  -------------
Assets
Current assets:
  Cash and cash equivalents       $1,274,212   $ 1,384,086
  Accounts receivable, net of
   allowance for doubtful
   accounts of $54,466 (1995)
   and $100,000 (1994)              946,985        555,234
  Accounts receivable due from
   related party                    124,528        287,334
  Prepaid expenses and other
   current assets                   376,309        314,793
                                 -----------  -------------

    Total current assets          2,722,034      2,541,447
                                 -----------  -------------
Property and equipment:
  Satellite receiving equipment     728,515        702,069
  Computer equipment              5,943,290      5,722,462
  Communication equipment         2,421,149      2,342,936
  Furniture and fixtures            253,646        232,428
  Leasehold improvements            340,270        326,285
                                 -----------  -------------

                                  9,686,870      9,326,180
  Less accumulated depreciation
   and amortization               6,099,852      5,486,442
                                 -----------  -------------

                                  3,587,018      3,839,738
                                 -----------  -------------
Software development costs, net
  of accumulated amortization
  of $2,701,915 (1995) and
  $2,158,915 (1994)               3,015,306      2,514,927

Deposits and other assets           292,918        175,619
                                 -----------  -------------

Total assets                      $9,617,276   $ 9,071,731
                                 -----------  -------------
                                 -----------  -------------

                                 PC QUOTE, INC.
                                 BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994
- ------------------------------------------------

                                  June 30,    December 31,
                                    1995          1994
                                 (Unaudited)    (Audited)
                                 -----------  -------------
Liabilities and Stockholders'
  Equity
Current liabilities:
  Note payable to bank            $ 100,000    $   100,000
  Capital lease obligations         811,978        835,913
  Accounts payable                  692,059      1,349,735
  Unearned revenue                1,104,977        437,546
  Accrued expenses                  502,837        464,711
                                 -----------  -------------

    Total current liabilities     3,211,851      3,187,905
                                 -----------  -------------
Note payable to bank,
  noncurrent                        141,617        200,000
Capital lease obligations,
  noncurrent                        314,636        714,361
Unearned revenue, noncurrent        348,940        139,096
                                 -----------  -------------

    Total liabilities             4,017,044      4,241,362
                                 -----------  -------------
Stockholders' equity:
  Common stock, par value
   $.001; 10,000,000 shares
   authorized; 6,992,467 (1995)
   and 6,969,174 (1994) shares
   issued and outstanding             6,992          6,969
  Paid in capital                12,086,396     12,021,444
  Cumulative foreign currency
   translation adjustment                 0              0
  Accumulated deficit            (6,493,156)    (7,198,044)
                                 -----------  -------------

    Total stockholders' equity    5,600,232      4,830,369
                                 -----------  -------------

Total liabilities and
  stockholders' equity            $9,617,276   $ 9,071,731
                                 -----------  -------------
                                 -----------  -------------

                                 PC QUOTE, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
- ------------------------------------------------

                                     For The Six Months
                                       Ended June 30,
                                      1995        1994
                                   ----------  ----------

Net revenues:
  Services                         $6,422,765  $6,463,613
  Direct costs of services          2,609,987   3,157,150
                                   ----------  ----------

                                    3,812,778   3,306,463
                                   ----------  ----------
Operating costs and expenses:
  Amortization of software
   development                        543,000     486,000
  Research and development            302,991     444,267
  Selling and marketing             1,116,752   1,211,331
  General and administrative        1,038,941     915,901
                                   ----------  ----------

                                    3,001,684   3,057,499
                                   ----------  ----------

      Operating income                811,094     248,964

Other income (expense):
  Interest income                       6,801      16,418
  Interest expense                   (113,009)   (130,209)
                                   ----------  ----------

Income before income taxes            704,886     135,173
  Provision for Income Taxes                0      15,305
                                   ----------  ----------

Net income                         $  704,886  $  119,868
                                   ----------  ----------
                                   ----------  ----------

Net income per common share        $    0.101  $    0.017
                                   ----------  ----------
                                   ----------  ----------

                                 PC QUOTE, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                  (CONTINUED)
- ------------------------------------------------

                                   Quarter Ended June 30,
                                      1995        1994
                                   ----------  ----------

Net revenues:
  Services                         $3,223,096  $3,268,305
  Direct costs of services          1,186,002   1,621,871
                                   ----------  ----------

                                    2,037,094   1,646,434
                                   ----------  ----------
Operating costs and expenses:
  Amortization of software
   development                        300,000     240,000
  Research and development            165,238     224,967
  Selling and marketing               568,440     642,865
  General and administrative          560,698     437,466
                                   ----------  ----------

                                    1,594,376   1,545,298
                                   ----------  ----------

      Operating income                442,718     101,136

Other income (expense):
  Interest income                       5,081       8,314
  Interest expense                    (63,909)    (65,490)
                                   ----------  ----------

Income before income taxes            383,890      43,960
  Provision for Income Taxes                0      15,305
                                   ----------  ----------

Net income                         $  383,890  $   28,655
                                   ----------  ----------
                                   ----------  ----------

Net income per common share        $    0.055  $    0.004
                                   ----------  ----------
                                   ----------  ----------

                                 PC QUOTE, INC
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
- ------------------------------------------------

                                         For The Six Months
                                           Ended June 30,
                                          1995        1994
                                       ----------  ----------
Cash flows from operating activities:
  Net income                           $  704,886  $  119,868
                                       ----------  ----------
  Adjustments to reconcile net income
   to cash provided by operating
   activities:
    Depreciation and amortization of
     property and equipment               613,410     715,580
    Amortization of software
     development cost                     543,000     486,000
    Changes in assets and
     liabilities:
      Accounts receivable, net of
       allowance                         (228,945)   (169,512)
      Prepaid expenses and other
       current assets                     (61,516)   (125,070)
      Deposits and other assets          (117,299)    (59,801)
      Accounts payable                   (657,676)     69,512
      Unearned revenue                    877,275      17,473
      Accrued expenses                     38,127    (175,837)
                                       ----------  ----------

  Total adjustments                     1,006,376     758,345
                                       ----------  ----------

  Net cash provided by operating
   activities                           1,711,262     878,213
                                       ----------  ----------

                                 PC QUOTE, INC
                            STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
- ------------------------------------------------

                                         For The Six Months
                                           Ended June 30,
                                          1995        1994
                                       ----------  ----------
Cash flows from investing activities:
  Purchase of property and equipment     (360,690)   (430,837)
  Software development costs
   capitalized                         (1,043,378)   (668,376)
                                       ----------  ----------

      Net cash used by investing
       activities                      (1,404,068) (1,099,213)
                                       ----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of common
   stock                                   64,975      35,274
  Principal payments under capital
   leases obligations                    (423,660)   (394,449)
  Principal payments on note payable
   to banks                               (58,383)    (50,000)
                                       ----------  ----------

  Net cash used by financing
   activities                            (417,068)   (409,175)
                                       ----------  ----------
Effect of exchange rate changes on
 cash and cash equivalents                      0      (2,787)
                                       ----------  ----------

Net change in cash and cash
 equivalents                             (109,874)   (632,962)
Cash and cash equivalents at the
 beginning of the period                1,384,086   1,624,970
                                       ----------  ----------

Cash and cash equivalents at the end
 of the period                         $1,274,212  $  992,008
                                       ----------  ----------
                                       ----------  ----------
- -------------------------------------------------------------
- -------------------------------------------------------------
Supplemental disclosure of cash flow
 information:
  Interest paid                        $  113,009  $   64,719
  Debt incurred under capital lease
   obligations                         $  208,200  $  216,229
  Income taxes paid                          None        None
- -------------------------------------------------------------
- -------------------------------------------------------------

                                 PC QUOTE, INC.

                                    NOTES TO
                              FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                ------------------------------------------------

(1)  Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading. The amounts indicated as "audited" have been extracted from the Company's December 31, 1994 annual report. For further information, refer to the consolidated financial statements and footnotes included in PC Quote's annual report on Form 10-KSB for the year ended December 31, 1994. Certain reclassifications have been made to conform to the current presentation.

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

                                 PC QUOTE, INC.

                                    NOTES TO
                              FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                ------------------------------------------------

(2)  Income Taxes

At December 31, 1994, the Company had domestic net operating loss carryforwards of approximately $7,079,000 for federal income tax purposes, approximately $5,112,000 for alternative minimum tax purposes, and approximately $67,000 of investment tax credit carryforwards. The net operating loss carryforwards will expire in the years 1999 to 2006 and the investment tax carryforwards will expire in the years 1999 to 2000, if not previously utilized.

                                 PC QUOTE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
- ------------------------------------------------

RESULTS OF OPERATIONS:

FOR THE SIX MONTHS AND QUARTER ENDED JUNE 30, 1995

Service revenues for the six months and quarter ended June 30, 1995 slightly decreased .6% and 1.4%, respectively, from the same periods of 1994. New sales and additional services increased steadily over the first two quarters vs. cancellations. This additional service revenue will be reflected in the third and fourth quarter results.

Selling and marketing costs decreased 9.8% and 11.6%, respectively, for the six months and quarter ended June 30, 1995, over the same periods in 1994. Sales have increased during this period with fewer sales people due to our increased focus on platform and data feed sales.

Direct costs of services for the six months and quarter ended June 30, 1995 decreased 17.3% and 26.9%, respectively, over the same periods last year. This reflects the overall decrease in costs mainly related to the reallocation of resources into the developmental capitalized costs.

Research and Development costs decreased 31.8% and 26.6%, respectively, for the six months and quarter ended June 30, 1995, from the corresponding periods in 1994. There was a substantial increase in development costs versus research and design which is reflected in the overall increase in the capitalized software costs.

General and administrative expenses increased 13.4% and 28.2%, respectively, for the six months and quarter ended June 30, 1995, from the same periods in 1994. The main increase was due to the decrease of chargeable costs to software development to be capitalized.

Interest income decreased 58.9% and 38.9%, respectively, for the six months and quarter ended

June 30, 1995, from the corresponding periods in 1994. Interest income decreased due to our use of cash over credit for some equipment needs. Expenditures for capital needs decreased the cash available for investment.

Interest expense decreased 13.2% and 2.4%, respectively, for the six months and quarter ended June 30, 1995 over the same periods in 1994. A switch to operating leases versus capital leases, lower interest rates, and an increase in cash purchases of equipment resulted in the decrease.

LIQUIDITY AND CAPITAL RESOURCES:

FOR THE SIX MONTHS AND QUARTER ENDED JUNE 30, 1995

Operating activities provided the principal source of cash for the Company for the six months ended June 30, 1995. Receivables increased as the result of the change in the billing cycle to industry standard advance billing. The Company believes that the advanced billing cycle instituted during the first quarter will increase positive cash flow over the balance of this year. With regard to investing activities, the Company's investing activities were for purchases of equipment and costs associated with the development of software. Financing activities used cash principally for payments of a bank note and for capital and operating lease obligations. The Company expects existing cash and cash generated by operations will be sufficient to finance the Company's operations through the remainder of 1995.

The Company believes general inflation does not materially impact its sales and operating results nor is it expected that the effect of existing tax reform will significantly affect the Company's future position, liquidity or operating results.

                                 PC QUOTE, INC.

                                    PART II
                               OTHER INFORMATION
- ------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES
                ------------------------------------------------

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC QUOTE, INC.
(Company)

Date:      August 9, 1995
           ---------------------------

By:
           ---------------------------
           Louis J. Morgan
           Chairman and Treasurer

By:
           ---------------------------
           Richard F. Chappetto
           Chief Financial Officer