Form 10QSB
period 1995-09-30
PC QUOTE INC
filed 1995-11-15
CIK 745774

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-QSB
                        _________________________________


             [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the period ended September 30, 1995
                                       Or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from

                          -------------to--------------

                     _______________________________________

                         Commission file number 0-13093
                I.R.S. Employer Identification Number 36-3131704

                                 PC QUOTE, INC.
                            (a Delaware Corporation)

                               300 S. WACKER DRIVE
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
Yes  X     No
    ---       ---

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 7,265,355 shares of the Company's common stock ($.001 par value) were outstanding as of November 10, 1995.

                                 PC QUOTE, INC.

                                      INDEX

                                                                 PAGE
                                                                 ----
PART I.   FINANCIAL INFORMATION

Item 1.   Balance Sheets as of September 30, 1995 and
          December 31, 1994                                      3

          Statements of Operations for  the nine month
          periods ended September 30, 1995 and 1994              4

          Statements of Cash Flows for the nine month
          periods ended September 30, 1995 and 1994              5

          Notes to Financial Statements                          6


Item 2.   Management's Discussion and Analysis of:

          Results of Operations and Financial Condition          7-8
          Liquidity and Capital Resources                        9


PART II.  OTHER INFORMATION

          None                                                   10

          Company's Signature Page                               13

                             PC QUOTE, INC.
                             BALANCE SHEETS
                SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                                                  SEPT.30          DECEMBER 31,
ASSETS                                                                             1995                1994
                                                                                (UNAUDITED)         (AUDITED)
                                                                               --------------    --------------
CURRENT ASSETS:
    Cash and cash equivalents                                                    $ 1,041,574       $ 1,384,086
    Accounts receivable, net of allowance
     for doubtful accounts of $46,241 (1995) and $100,000 (1994)                   1,360,258           555,234
    Accounts receivable due from related party                                       289,011           287,334
    Prepaid expenses and other current assets                                        344,480           314,793
                                                                                 -----------       -----------
           Total current assets                                                    3,035,323         2,541,447
                                                                                 -----------       -----------
PROPERTY AND EQUIPMENT:
    Satellite receiving equipment                                                    689,201           702,069
    Computer equipment                                                             6,393,164         5,722,462
    Communication equipment                                                        2,431,781         2,342,936
    Furniture and fixtures                                                           308,735           232,428
    Leasehold improvements                                                           335,274           326,285
                                                                                 -----------       -----------
                                                                                  10,158,155         9,326,180
    Less accumulated depreciation
       and amortization                                                            6,436,440         5,486,442
                                                                                 -----------       -----------
                                                                                   3,721,715         3,839,738
                                                                                 -----------       -----------
Software development costs, net of
  accumulated amortization of
  $3004915(1995) and $2,158,915 (1994)                                             3,200,091         2,514,927

Deposits and other assets                                                            345,370           175,619
                                                                                 -----------       -----------
TOTAL ASSETS                                                                     $10,302,499       $ 9,071,731
                                                                                 -----------       -----------
                                                                                 -----------       -----------
LIABILITIES AND STOCKHOLDERS'                                                      SEPT. 30       DECEMBER 31,
EQUITY                                                                              1995              1994
                                                                                  UNAUDITED        (AUDITED)
                                                                               --------------    --------------
CURRENT LIABILITIES:
    Note payable to bank                                                         $   100,000       $   100,000
    Capital lease obligations                                                        811,978           835,913
    Accounts payable                                                                 894,394         1,349,735
    Unearned revenue                                                               1,228,516           437,546
    Accrued expenses                                                                 498,772           464,711
                                                                                 -----------       -----------
           Total current liabilities                                               3,533,660         3,187,905
                                                                                 -----------       -----------
  Note payable to bank, noncurrent                                                   141,617           200,000
  Capital lease obligations, noncurrent                                              122,425           714,361
  Unearned revenue, noncurrent                                                       387,952           139,096
                                                                                 -----------       -----------
           Total liabilities                                                       4,185,654         4,241,362
                                                                                 -----------       -----------
STOCKHOLDERS' EQUITY:
    Common stock, par value $.001; 10,000,000
     shares authorized;7137417 (1995) and 6,969,174
     (1994) shares issued and outstanding                                              7,137             6,969
    Paid in capital                                                               12,153,916        12,021,444
    Cumulative foreign currency translation
     adjustment                                                                            0                 0
    Accumulated deficit                                                           (6,044,208)       (7,198,044)
                                                                                 -----------       -----------
           Total stockholders' equity                                              6,116,845         4,830,369
                                                                                 -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $10,302,499       $ 9,071,731
                                                                                 -----------       -----------
                                                                                 -----------       -----------

                                     PC QUOTE, INC.
                                STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                                        FOR THE NINE MONTHS                       QUARTER ENDED
                                                        ENDED SEPT. 30,1995                    ENDED SEPT.30, 1995
                                                     1995                1994                1995                1994
                                                  -------------------------------        --------------------------------
NET REVENUES
  Services                                         $9,812,101         $9,791,772          $3,389,336          $3,328,159
  Direct costs of services                          3,871,392          4,831,350           1,263,776           1,674,200
                                                  ------------       ------------        ------------        ------------
                                                    5,940,709          4,960,422           2,125,560           1,653,959
                                                  ------------       ------------        ------------        ------------
OPERATING COSTS AND EXPENSES
  Amortization of software development                846,000            729,000             303,000             243,000
  Research and development                            494,979            677,596             191,989             233,329
  Selling and marketing                             1,656,292          1,799,093             539,540             587,762
  Restructuring Expenses                                                 304,107                                 304,107
  General and administrative                        1,607,966          1,405,830             569,175             489,929
                                                  ------------       ------------        ------------        ------------
                                                    4,605,237          4,915,626           1,603,704           1,858,127
                                                  ------------       ------------        ------------        ------------
  OPERATING INCOME                                  1,335,472             44,796             521,856            (204,168)

OTHER INCOME (EXPENSE)
  Interest income                                      18,437             34,960              11,635              18,542
  Interest expense                                   (169,682)          (195,456)            (56,674)            (65,247)
                                                  ------------       ------------        ------------        ------------
Income before income taxes                          1,184,227           (115,700)            476,817            (250,873)
  Provision for Income Taxes                           30,392                  0              30,392                   0
                                                  ------------       ------------        ------------        ------------
NET INCOME                                         $1,153,835          ($115,700)           $446,425           ($250,873)
                                                  ------------       ------------        ------------        ------------
                                                  ------------       ------------        ------------        ------------
NET INCOME PER COMMON SHARE                            $0.162            ($0.017)             $0.064             ($0.004)
                                                  ------------       ------------        ------------        ------------
                                                  ------------       ------------        ------------        ------------

                                    PC QUOTE, INC
                              STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                                       FOR THE NINE MONTHS
                                                                                         ENDED SEPT.30
                                                                                    1995               1994
                                                                               -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $1,153,834          ($115,700)
                                                                               -------------       ------------
   Adjustments to reconcile net income to cash
     provided by operating activities:
          Restucturing charges                                                                         304,107
          Depreciation and amortization of property and equipment                   949,998            821,889
          Amortization of software development cost                                 846,000            729,000
          Changes in assets and liabilities:
          Accounts receivable, net of allowance                                    (806,701)          (199,522)
          Prepaid expenses and other current assets                                 (29,687)          (186,187)
          Deposits and other assets                                                (169,751)           (27,107)
          Accounts payable                                                         (455,341)           191,080
          Unearned revenue                                                        1,039,827            244,081
          Accrued expenses                                                           34,061           (199,242)
                                                                               -------------       ------------
      Total adjustments                                                           1,408,406          1,678,099
                                                                               -------------       ------------
      Net cash provided by operating activities                                   2,562,240          1,562,399
                                                                               -------------       ------------
CASH FLOWS FROM INVESTING ACTIVTIES:
   Purchase of property and equipment                                              (831,975)          (608,453)
   Software development costs capitalized                                        (1,531,163)          (904,895)
                                                                               -------------       ------------
      Net cash used by investing activities                                      (2,363,138)        (1,513,348)
                                                                               -------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                           132,640             42,603
   Principal payments under capital leases obligations                             (615,871)          (613,714)
   Principal payments on note payable to banks                                      (58,383)           (75,000)
                                                                               -------------       ------------
      Net cash used by financing activities                                        (541,614)          (646,111)
                                                                               -------------       ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH & CASH EQUIVALENTS                                0             (2,785)
                                                                               -------------       ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (342,512)          (599,845)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                          1,384,086          1,624,970
                                                                               -------------       ------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                               $1,041,574         $1,025,125
                                                                               -------------       ------------
                                                                               -------------       ------------

--------------------------------------------------------------------------------------------       ------------
--------------------------------------------------------------------------------------------       ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid                                                                    $113,009           $196,857
  Debt incurred under capital lease obligations                                    $208,200           $898,287
 Capital improvements through facilities lease                                                        $220,986
  Income taxes paid                                                                None                 $7,350
--------------------------------------------------------------------------------------------       ------------
--------------------------------------------------------------------------------------------       ------------

                                 PC QUOTE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

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

                                     ITEM 2
                  _____________________________________________

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS:

FOR THE NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1995

Service revenues for the nine months and quarter ended September 30, 1995 slightly increased .1% and 1.8%, respectively, from the same periods of 1994. New sales and additional services increased slightly over the first three quarters vs. cancellations.

Selling and marketing costs decreased 7.9% and 8.2%, respectively, for the nine months and quarter ended September 30, 1995, over the same periods in 1994. Sales have increased during this period with fewer sales people due to our increased focus on platform and data feed sales.

Direct costs of services for the nine months and quarter ended September 30, 1995 decreased 19.9% and 24.5%, respectively, over the same periods last year. This reflects the overall decrease in costs mainly related to the reallocation of resources into the developmental capitalized costs.

Research and Development costs decreased 26.9% and 27.7%, respectively, for the nine months and quarter ended September 30, 1995, from the corresponding periods in 1994. There was a substantial increase in development costs versus research and design which is reflected in the overall increase in the capitalized software costs.

                                     ITEM 2
                  _____________________________________________

                    MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED):

FOR THE NINE MONTH  AND QUARTER ENDED SEPTEMBER 30, 1995


General and administrative expenses increased 14.4% and 16.2%, respectively, for the nine months and quarter ended September 30, 1995, from the same periods in 1994. The main increase was due to the decrease of chargeable costs to software development to be capitalized.

Interest income decreased 47.3% and 37.3%, respectively, for the nine months and quarter ended September 30, 1995, from the corresponding periods in 1994. Interest income decreased due to our use of cash over credit for some equipment needs. Expenditures for capital needs decreased the cash available for investment.

Interest expense decreased 13.2% and 13.1%, respectively, for the nine months and quarter ended September 30, 1995 over the same periods in 1994. A switch to operating leases versus capital leases, lower interest rates, and an increase in cash purchases of equipment resulted in the decrease.

                                     ITEM 2
                  _____________________________________________

                    MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES:

FOR THE NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1995


Operating activities provided the principal source of cash for the Company for the nine months ended September 30, 1995. Receivables increased as the result of the change in the billing cycle to industry standard advance billing. The Company believes that the advanced billing cycle instituted during the first quarter will increase positive cash flow over the balance of this year. With regard to investing activities, the Company's investing activities were for purchases of equipment and costs associated with the development of software. Financing activities used cash principally for payments of a bank note and for capital and operating lease obligations. The Company expects existing cash and cash generated by operations will be sufficient to finance the Company's operations through the remainder of 1995.

The Company believes general inflation does not materially impact its sales and operating results nor is it expected that the effect of existing tax reform will significantly affect the Company's future position, liquidity or operating results.

                                     ITEM 5
                                OTHER INFORMATION

Effective November 8, 1995, the Registrant dismissed Coopers & Lybrand L.L.P. which previously was engaged as the principal accountant to audit the Registrant's financial statements. The reports of Coopers & Lybrand L.L.P. on the financial statements of the Registrant during the past two years did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change independent accountants was recommended and approved by the Audit Committee of the Registrant's Board of Directors.

During the Registrant's two most recent fiscal years and the subsequent interim periods, there have not been any disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Coopers & Lybrand L.L.P. would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Effective November 8, 1995, the Registrant engaged McGladrey & Pullen L.L.P. as its principal accountant to audit the Registrant's financial statements.

As of October 31, 1995, the Company's Common Stock was included in the list of securities eligible to be traded on the American Stock Exchange under the trading symbol "PQT" (AMEX). Prior to inclusion in the AMEX primary listing, the Company's stock had been traded on the AMEX' list of Emerging Companies.

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K


The following exhibit is filed herewith:

     (a)  Exhibit 16 - Letter from Coopers & Lybrand L.L.P. (former independent
          accountants) located on sequential page   of this report.

     (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                                     PART II
                                OTHER INFORMATION
                                _________________


ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                                   SIGNATURES
                                   __________


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PC QUOTE, INC.
 (Company)



Date: November , 1995         By:____________________________
                              Louis J. Morgan
                              Chairman

                              By:____________________________
                              Richard F. Chappetto
                              Chief Financial Officer