Form 10QSB/A
period 1995-09-30
PC QUOTE INC
filed 1995-11-16
CIK 745774

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-QSB/A

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

                                 PC QUOTE, INC.

                                      INDEX

                                                                 PAGE
                                                                 ----
PART I.   FINANCIAL INFORMATION

Item 1.   Balance Sheets as of September 30, 1995 and
          December 31, 1994                                      3

          Statements of Operations for  the nine month
          periods ended September 30, 1995 and 1994              4

          Statements of Cash Flows for the nine month
          periods ended September 30, 1995 and 1994              5

          Notes to Financial Statements                          6


Item 2.   Management's Discussion and Analysis of:

          Results of Operations and Financial Condition          7-8
          Liquidity and Capital Resources                        9


PART II.  OTHER INFORMATION

Item 5.   Other Information                                      11

Item 6.   Exhibits and Reports on Form 8-K                       12

          Company's Signature Page                               13

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


During the Registrant's two most recent fiscal years and the subsequent interim periods, there have not been any disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Coopers & Lybrand L.L.P. would have caused it to make a reference to the subject matter of the disagreements in connection with its reports, nor were there any reportable events.


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

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K


The following exhibit is filed herewith:

     (a) Exhibit 16 - Letter from Coopers & Lybrand L.L.P. (former independent accountants) located on sequential page 14 of this report.

     (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                                   SIGNATURES
                                   __________


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PC QUOTE, INC.
 (Company)



Date: November 16, 1995       By: /s/ Louis J. Morgan
                              --------------------------
                              Louis J. Morgan
                              Chairman

                              By: /s/ Richard F. Chappetto
                              --------------------------------
                              Richard F. Chappetto
                              Chief Financial Officer