Form 10QSB/A
period 1995-09-30
PC QUOTE INC
filed 1995-11-17
CIK 745774

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-QSB/A-2

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



     (b)  Exhibit 27- Financial Data Schedule


     (c) There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                                   SIGNATURES
                                   __________


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PC QUOTE, INC.
 (Company)



Date: November 17, 1995       By: /s/ Louis J. Morgan
                              --------------------------
                              Louis J. Morgan
                              Chairman

                              By: /s/ Richard F. Chappetto
                              --------------------------------
                              Richard F. Chappetto
                              Chief Financial Officer