Form 10-K
period 1995-12-31
PC QUOTE INC
filed 1996-04-01
CIK 745774

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
   X      Annual report pursuant to Section 13 or 15(d) of the Securities
 -----    Exchange Act of 1934

          For the fiscal year ended December 31, 1995

 ----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-13093


                                 PC QUOTE, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                             36-3131704
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

              300 SOUTH WACKER DRIVE, #300, CHICAGO, ILLINOIS 60606
(Address, including zip code, of principal administrative and executive offices)

                                 (312) 913-2800
          (Telephone number, including area code of agent for service)

                                  __________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered

Common Stock, $.001 par value      American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [     ]

As of March 22, 1996, the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock as reported by the American Stock Exchange) on such date held by nonaffiliates of the Registrant was approximately $47,500,000.

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X   No
                           -----    ------

As of March 25, 1996, there were 7,251,463 shares of Common Stock of the Registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in June 1996 are incorporated by reference into Part III hereof.

================================================================================

                                 PC QUOTE, INC.

                                     PART I

ITEM 1.  BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

     PC Quote, Inc. (the "Company" or the "Registrant") was incorporated in the State of Illinois on June 23, 1980 as On-Line Response, Inc. and was reincorporated in Delaware on August 12, 1987. The Company provides real-time and delayed securities quotations and news to professional and consumer markets worldwide. Professional clients include brokerage firms, banks, insurance companies, fund managers, institutional and professional traders. The Company's "web site" offers non fee delayed quotes to all visitors and real time subscription market data services to fee based subscribers.

                              PRODUCTS AND SERVICES

     The Company's executive offices are located in Chicago, Illinois. The Company also maintains sales offices in New York, Los Angeles, San Diego, Dallas and Chicago.

     GENERAL. The Company maintains a real-time database of last sale and bid/ask prices of more than 225,000 issues, including stocks, major stock indices, options on stocks and indices, Level 1 NASDAQ-quoted stocks, Level 2 NASDAQ market maker quotes, mutual funds, money market funds, futures contracts and options on futures contracts, traded on all U.S. stock, option and commodity exchanges. Also covered are exchange-traded issues from 36 other countries in Europe and Asia. The Company creates its database by gathering ticker and news feeds from stock exchanges and other sources and processing such information into a single data feed. The Company's primary processing plant is located in its executive offices in Chicago, Illinois. The Company maintains a redundant processing plant at a facility located in St. Louis, Missouri. The Company also maintains a redundant distribution processing plant at a facility located in Aurora, Illinois. PC Quote software applications, running on the customer's computer, process the data stream to allow the user to monitor securities on an on-going real-time basis. They also create in the user's computer a complete database of trading symbols, continuously updated by the data stream. This database gives the user instant access to security prices.

     The following is a description of the principal products and services marketed by Company.

     HYPERFEED-TM-

     HyperFeed is the Registrant's digital real-time market data feed. It is broadcast at 112,000 bits per second and covers over 250,000 issues traded on 145 exchanges in 55 countries. HyperFeed also carries:

     -    Dynamic Nasdaq Level II market maker quotes

     - Dow Jones Composite News Service (up to 90-day retrieval of nine wires: "Broadtape," Professional Investor Report, Capital Markets Report, International NewsWire, World Equities Report, European Corporate Report, Electronic Wall St. Journal, International Petroleum Reports, Federal Filings)

     -    Multiple levels of fundamental data

     -    Fixed income pricing

     -    Other types of fixed and dynamic financial data

     HyperFeed underlies all of the Registrant's other products and services, which basically function to access, view and utilize HyperFeed data in different ways. To produce and transmit HyperFeed, PC Quote uses multiple redundant, high speed data circuits to gather ticker and news feeds from securities exchanges and other sources. At the Registrant's production centers in Chicago and St. Louis, these feeds are directed into multiple redundant dynamic real-time databases from which HyperFeed is generated. The Registrant also generates other data feeds which are broadcast at 56,000 bps or 19,200 bps. These feeds, which are available at lower monthly costs, carry portions of the universe of data found on HyperFeed. They are not currently marketed by the Registrant, but are maintained for customers who began using them before HyperFeed became available in 1990.

     HyperFeed is transmitted to customer sites by Spacecom Systems FM3 satellite communications network, or by dedicated digital data circuits. At the customer site HyperFeed is received by a QuoteServer, an industry standard PC which creates and maintains data bases of real-time, news and fundamental information.

     The QuoteServer can reside on a local area network, where the data it maintains is accessible to software applications running on workstations on the network, or it can function as a stand-alone unit, in which case its data is available to software applications running on the QuoteServer itself. In both instances the software applications accessing the data may be supplied by the Registrant, by third parties, or by the customer itself.

     Software supplied by third parties or customers utilize the Registrant's high-performance application program interfaces to access the QuoteServer's data. In this way the QuoteServer can supply data for virtually any purpose, including proprietary order execution systems, analytical modeling, internal risk management, order matching, or redistribution by on-line systems and wide area networks. Third party developers and customers using the application program interfaces for their own development pay a monthly fee for the interfaces, in addition to monthly HyperFeed fees. Customers using an application developed and marketed by a third party for use with HyperFeed do not pay for the interfaces; they pay only for HyperFeed itself.

     The Registrant also maintains QuoteServers that reside on the Internet. These QuoteServers function just like any other QuoteServers, supporting applications developed by the Registrant, or by third parties or customers using Internet-enabled versions of the Registrant's application program interfaces. In this way the Registrant and its customers are able to benefit from the

Internet's substantially lower costs for service, communications and startup, its ease of access, and its worldwide availability.

     SOFTWARE APPLICATIONS AND SERVICES MARKETED BY REGISTRANT

     PC Quote 6.0 for Windows is a comprehensive suite of real-time professional trading tools. Running under Microsoft-TM- Windows-TM- 3.1 or Windows-TM- 95, PC Quote 6.0 offers unlimited quote pages, charting, technical analysis, searchable news, time of sale and quote, Nasdaq Level II market maker screens, dynamic data exchange into Microsoft-TM- Excel-TM-tickets, alerts, baskets and more.

     PC Quote 6.0 can be fed by QuoteServers on the customer's local area network or on the Internet. Monthly fees for Internet service are lower than fees for local area network service; this makes PC Quote 6.0 more affordable around the world for individual investors and affords a wider range of the professional marketplace.

     MarketSmart is a consumer-level, non-professional service that is available on the Internet's World Wide Web. Using leading World Wide Web "browsers" such as Netscape Navigator-TM- and Microsoft Internet Explorer-TM-, subscribers log in to Registrant-maintained "sites" on the Web to get unlimited real-time or 20-minute delayed quotes, charts, portfolio services, option pages, fund pages and other pages of market information. Unlike PC Quote 6.0, these pages are not dynamic; they present static snapshots of data, but can be refreshed manually at any time and as often as the subscriber wishes. Data is currently limited to U.S. and Canadian exchanges, although subscribers may be from any country.

     PC Quote for DOS and OS/2 displays the full range of HyperFeed data, including news and fixed income data, in a variety of colorful, easy to use displays and windows. The OS/2 version also displays dynamic Nasdaq Level II market maker quotes.

     Market Data Controls do not display information, but rather represent application program interfaces that allow a Microsoft-TM- and Visual Basic-TM-developer to write custom applications which include real-time market data and related fundamental information. The Registrant recently released Internet-enabled versions of the Market Data Controls, and plans to use its World Wide Web site to market applications developed with the Controls.

     PriceWare utilizes PC Quote's satellite communications and information processing technology augmented by wide area networking capabilities to deliver portfolio pricing services. This technology distinguishes PriceWare from other pricing services, which utilize magnetic tapes or CPU to CPU transfer via land lines. It enables PriceWare to furnish prices on demand, with little incremental charge for frequent use.

     A number of third party applications and services are also comarketed by the Registrant. These include FirstAlert-- charting and technical analysis FirstAlert-- software developed by Roberts-Slade, Inc., Market Guide fundamental Slade, Inc., databases, and S&P Electronic Stock Guide.

PATENTS, TRADEMARKS AND LICENSES

     The Company does not have patent or federal copyright protection for its proprietary software products. Although applicable software is readily duplicated illegally by anyone having access to appropriate hardware, the Company attempts to protect its proprietary software through license agreements with customers and common law trade secret protection and non-disclosure contract provisions in its agreements with its employees. The Company uses security measures, including a hardware key, which restrict access to its on-line services unless proper password identification from a PC Quote user is provided. As an additional safeguard, the Company provides only the object code on its diskette and retains the source code.

     The following products are registered trademarks: BasketMaker-Registered Trademark-, QuoteLan-Registered Trademark-, QuoteWare-Registered Trademark-, PriceWare-Registered Trademark- and QuoteBlaster-Registered Trademark-. The HyperFeed-TM- product is a servicemark of the Company.

PRINCIPAL CUSTOMERS

     The affiliation with Global Information Systems, Inc. (formerly Bridge Information Systems, Inc.) accounted for approximately 29% of the Company's net revenues in 1995. No other single customer accounted for more than five percent of net revenues in 1995. See "Management Discussion and Analysis" and Note 7 to Notes to Financial Statements.

COMPETITION

     There are numerous companies that provide on-line securities quotations or similar services and software programs that the Company currently provides to the professional and consumer markets. Many of these companies are substantially larger and have substantially greater assets than Company and possess substantially greater financial, technological and personnel resources than Company.

SEASONALITY

     The Company has not experienced any material seasonal fluctuations in its business. Barring any prolonged period of investor inactivity in trading securities, the Company does not believe that seasonality is material to its business activities.

RESEARCH AND DEVELOPMENT

     The Company's system and programming employees expend their time and effort developing new software programs and expanding or enhancing existing ones. Development efforts focus on providing a solution to the informational and analytical needs of both the professional and private investors. Development activity has increased with the implementation of high level design and prototyping tools. The Company's continuing investment in software development consists primarily of enhancements for existing products and new technology relative to its Internet quote and data products and Windows based and network products. During the fiscal years ended December 31, 1995, 1994 and 1993, the Company expensed approximately $558,671, $667,831 and $633,071, respectively, for research and development. See "Management Discussion and Analysis" and
Note 1 of Notes to Financial Statements.

ENVIRONMENT

     Compliance with federal, state, and local provisions with respect to the environment has not had a material adverse effect on the Company's capital expenditures, earnings, or competitive position.

EMPLOYEES

     As of December 31, 1995, the Company employed 78 employees, none of whom are represented by a collective bargaining unit. The Company believes it has a satisfactory relationship with its employees. From time to time Company retains the services of outside consultants on an hourly basis.

GOVERNMENT CONTRACTS

     The Company has no material contracts with the Government.

BACKLOGS

     Due to the nature of the business, backlogs are not a typical occurrence in the industry.

ITEM 2.  PROPERTIES

     The Company's executive offices and data center are located in approximately 15,500 square feet of leased space on the 3rd floor of 300 South Wacker Drive, Chicago, Illinois. On September 1, 1994 a new lease was entered into for the Chicago offices, commencing on September 1, 1994 and expiring on December 31, 2004. Lease payments are subject to escalating base rent as well as adjustment for changes in real estate taxes and other operating expenses. See Note 5 of Notes to Financial Statements.

     The Company also leases approximately 5,000 square feet of office space in Aurora, Illinois, through March 2000, 3,000 square feet of office space in New York City through May 1997, and a single office in San Diego, California through September 1996. See Note 5 of Notes to Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     There are no pending legal proceedings involving Company required to be described by Item 103 of Regulation S-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1995.

                                   PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following tables show for 1995 the high and low closing prices of the Company's Common Stock for the periods indicated, as reported by the American Stock Exchange. The following table shows for 1994 the representative high and low bid prices of the Company's Common Stock for the
periods indicated as reported by National Quotation Bureau Inc.   In 1994
such prices represent quotations between dealers without adjustments for retail mark-up, mark-down or commissions and do not necessarily represent actual transactions.

                                                  TRADE
                                                  -----
           1995 QUARTERLY INFORMATION        HIGH        LOW
           --------------------------        ----        ---
           First                             1-3/4      1-1/16
           Second                            1-3/4      1-1/16
           Third                             8-1/2      1-7/8
           Fourth                           27-1/2      6-1/4

           1994 QUARTERLY INFORMATION
           --------------------------
           First                             3-1/8      1-3/4
           Second                            2-1/16     1-1/16
           Third                             2-1/8      1
           Fourth                            1-9/16     1-1/8

     As of December 31, 1995, Company had 432 stockholders of record of its Common Stock.

DIVIDEND POLICY

     Company has not paid dividends on its Common Stock and it does not presently anticipate making any such payments in the near future.

ITEM 6.  SELECTED FINANCIAL DATA


                                                 1995           1994           1993           1992
                                          -----------    -----------    -----------    -----------
INCOME DATA:
   Net sales                              $13,391,982    $12,903,645    $12,205,916    $10,950,769
   Gross profit                           $ 7,700,031    $ 6,496,441    $ 5,860,869    $ 5,323,688
   Income (loss) before income taxes      $ 1,376,597    $   312,410    $   211,055    $   118,087
   Net income (loss)                      $ 1,512,239    $   305,410    $   185,407    $   118,087

BALANCE SHEET DATA:
   Total assets                           $10,522,840    $ 9,071,731    $ 8,226,053    $ 7,312,733
   Debt, long term                        $   487,367    $ 1,053,457    $ 1,242,783    $ 1,038,463
   Shareholders' equity                   $ 6,611,278    $ 4,830,369    $ 4,427,444    $ 4,243,131
   Return on shareholders' equity         $    22.87%    $     6.32%    $     4.37%    $     2.87%

PER SHARE DATA:
   Earnings (loss)                        $      .208    $     0.044    $     0.026    $     0.017
   Book value                             $      .920    $     0.693    $     0.645    $     0.618
   Average shares outstanding             $ 7,263,000    $ 6,966,000    $ 7,103,000    $ 6,864,830

                                      -8-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR 1995 COMPARED TO 1994

     Service revenue increased 4% to $13,391,982 in 1995 from $12,903,645 in 1994. This increase was due to continuing success of the Company's core product line PC Quote for Windows 5.0 and the introduction of PC Quote for Windows 6.0 during the fourth quarter. Net income increased 395% to $1,512,239 in 1995 from $305,410 in 1994. The increase in net income was due to increased revenues, continued cost controls which began with the reorganization in 1994, an income tax credit of $135,642, and the increase in capitalization as the Company moved to finish new products for release in early 1996.

     Direct cost of services decreased approximately 11% to $5,691,951 in 1995 from $6,407,204 in 1994. The decrease was due to the overall decrease in costs mainly related to the reallocation of resources into developmental capitalized costs.

     Research and Development expenses decreased approximately 16% to $558,671 in 1995 from $667,831 in 1994. The Development Department has facilitated the creation of new products for the Internet through the use of developmental productivity tools lowering the design phase and time to market. This effort has lead to the introduction of the MarketSmart product offering and other Internet based services to come in 1996. The Company has continued to control R&D expenses.

     Sales and marketing costs decreased 3% to $2,267,798 in 1995 from $2,341,529 in 1994. Sales costs have decreased during this period due to restructuring of compensation plans for the sales people and a reduction in the amount of advertising used in 1995. Sales have increased due to focusing on sales into niche markets such as firms interested in trading NASDAQ Level II securities. The fourth quarter also saw sales of the Company's new product PC Quote for Windows 6.0 increase over the previous quarters.

     General and administrative costs increased 43% to $2,384,336 in 1995 from $1,672,052 in 1994. The increases were due to higher equipment rental costs, related to the switch from Capital Leases to Operating Leases, increased one time consulting fees and exchange fees relating to the move from the Emerging Market section of the American Stock Exchange to that of a fully listed AMEX Company. Compensation incurred in the establishment of the PC Quote Internet service also increased.

     Interest expense decreased 21% to $205,435 in 1995 from $257,240 in 1994. The decrease was primarily due to a decrease in the amount of outstanding capital lease indebtedness and a change in the use of capital leases to operating leases for financing customer server equipment.

The reduction of the capital leases obligations are made through monthly payments.

RESULTS OF OPERATIONS FOR 1994 COMPARED TO 1993

     Service revenue in 1994 increased 5% to $12,903,645 from $12,205,916 in 1993. This increase was due to the increased acceptance of the Company's International Data Platform, HyperFeed (a digital data transmission product), and QuoteLan (a transmission service for local area networks). Net income in 1994 was $305,410 compared to net income of $185,407 in 1993.

     Direct cost of service increased approximately 1% to $6,407,204 in 1994 from $6,345,047 in 1993. The increase was due to the increased sales volume, the mix of products sold, additional satellite distribution services and increased cost from the international activities.

     Research and Development expenses increased slightly to $667,831 in 1994 from $633,071 in 1993. The Development Department has facilitated the development of new products such as additions to HyperFeed, a 112KB transmission feed developed to create unique niches for the Company as they fill current marketplace voids. In addition, it is anticipated that new products such as the VBI (Vertical Blanking Interval) product designed for the home market will enable the Company to enter a new market place. R&D expense levels have been positively impacted by the use of high performance development tools that have lowered the design and prototyping time requirements.

     Sales and marketing cost increased 10% to $2,341,529 in 1994 from $2,118,667 in 1993. This increase is due to investments in sales and marketing for new products such as PC Quote for Windows, and to penetrate various new markets, both domestic and foreign. Implementation of new sales strategies, including expansion into new markets, also contributed to this increase.

     General and administrative costs decreased 11% to $1,672,052 in 1994 from $1,882,857 in 1993. These decreases were due to the restructuring that included a decrease in employee compensation, a decrease in consulting fees, and moving the Company headquarters, which lowered facilities costs.

     Interest expense increased approximately 8% to $257,240 in 1994 from $236,059 in 1993. The increase was primarily due to an increase in capital lease obligations.

     The restructuring charges of $314,260 for 1994 consisted primarily of workforce reductions, the closure of the foreign subsidiary, and the movement of corporate headquarters.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continued to generate positive cash flow from operating activities. This trend is expected to continue in the future. Additional investments in equipment were

$668,178 for the year ended December 31, 1995, versus $1,977,220 for the year ended December 31, 1994. These investments in equipment were necessary to take advantage of new technology to maintain operating efficiency. New equipment was also required to support the increased number of servers provided by the Company to new and expanding clients. New technology has provided for faster processing of the PC Quote's HyperFeed and better performance for the end users. Approximately 60% of the equipment investments were financed with operating leases in 1995 as compared to 46% in 1994. The cost of equipment leased under operating leases in 1995 was approximately $1,600,000.

     The Company has established one of the world's most active business Internet Web Sites during the year. During 1995, revenue from visits to the Company's Web Site was not significant because the Company's Internet product offerings were in beta test. Internet-based services are being offered for subscription starting in the first quarter of 1996. MarketSmart is an example of the new line of products to be offered on the Internet. Revenue from the Company's Internet products is dependent upon the number of subscriptions and the level of service subscribed and therefore the Company is unable to quantify the impact of such product offering at this time.

     In February 1996 the Company entered into an agreement with its lender providing for a $1,000,000 revolving line of credit, bearing interest at the lender's prime rate. Advances under the credit facility are secured by substantially all of the Company's assets.

GLOBAL FINANCIAL SERVICES (FORMERLY BRIDGE INFORMATION SYSTEMS, INC.) AGREEMENT

     The Company entered into an agreement with Global Financial Services, (formerly Bridge Information Systems) ("Global") on January 25, 1995 extending the service provided to Global from April 1, 1995 to March 31, 1998. Under the terms of this agreement the Company is guaranteed a minimum payment of $2,544,000 in 1995, including $594,000 for the first quarter under the old agreement, $2,100,000 in 1996, and $450,000 for the first quarter of 1997 for data provided in the United States. For the remainder of the contract the Company will receive $200 per month for each Global customer site receiving the Company's data and $35.00 per terminal per month. The Company bills international service on a per user basis with a maximum of $125,000 per month. The Company did not experience any reduction in the number of units Global reported internationally during 1995. Revenue levels from Global past the end of the guaranteed period of the agreement are dependent upon the level of usage of the Company's data by Global. Accordingly, the Company is unable to quantify revenue levels from Global beyond that time.

SEGMENT INFORMATION

Information regarding segment information is incorporated herein by reference to Note 13 of Notes to the financial statements, which appears elsewhere in this report.

NEW ACCOUNTING STANDARDS

     Financial Accounting Standards Board Statement No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. The statement provides for the accounting for those transactions based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The statement also allows entities to continue following their current accounting policy but requires disclosure giving the effect of the new standard. This statement is effective for transactions entered into by the Company's beginning with year ending December 31, 1996.
It is expected that the Company will not adopt the new accounting methodology, but will provide the required footnote disclosures in 1996.

OTHER

     The Company believes general inflation does not materially impact its sales and operating results nor is it expected that the effect of current tax legislation will significantly affect its future financial position, liquidity or operating results. The Company has net operating loss carryforwards for federal income tax purposes of approximately $7,327,400 (and $4,753,400 for alternative minimum tax) which, if not previously utilized, will expire during the years 1999 through 2007.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTRY SCHEDULES

                               C O N T E N T S


        -----------------------------------------------------------------
        INDEPENDENT AUDITOR'S REPORTS                               14-15
        -----------------------------------------------------------------

        FINANCIAL STATEMENTS

           Balance sheets                                           15-17

           Statements of income                                        18

           Statements of stockholders' equity                          19

           Statements of cash flows                                    20

           Notes to financial statements                            21-30

        -----------------------------------------------------------------

           Independent Accountants Reports on
             Supplemental Schedules                                 31-32

             Schedule II - Valuation and Qualifying Accounts           34

        -----------------------------------------------------------------

                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
PC Quote, Inc.
Chicago, Illinois

We have audited the accompanying balance sheet of PC Quote, Inc. as of December 31, 1995, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures of the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presented. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of PC Quote, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


McGladrey & Pullen, LLP
Schaumburg, Illinois
March 15, 1996

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PC Quote, Inc.

We have audited the accompanying consolidated balance sheet of PC Quote, Inc. and Subsidiary as of December 31, 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidtaed financial position of PC Quote, Inc. and Subsidiary as of December 31, 1994 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

/s/ Cooper & Lybrand LLP
Chicago, Illinois
March 17, 1995

PC QUOTE, INC.

BALANCE SHEETS
December 31, 1995 and 1994


ASSETS                                                              1995         1994
- ----------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                     $1,043,478     $1,384,086
  Accounts receivable, less allowance for doubtful accounts
    1995 $95,000; 1994 $100,000                                  1,320,508        555,234
  Accounts receivable, related party                                     -        287,334
  Income tax refunds receivable                                     40,000
  Prepaid expenses and other current assets                        294,536        314,793
  Deferred tax asset                                               158,000              -
                                                               --------------------------
          TOTAL CURRENT ASSETS                                   2,856,522      2,541,447
                                                               --------------------------
Property and Equipment
  Satellite receiving equipment                                    785,718        702,069
  Computer equipment                                             6,158,855      5,722,462
  Communication equipment                                        2,437,279      2,342,936
  Furniture and fixtures                                           256,260        232,428
  Leasehold improvements                                           340,271        326,285
                                                               --------------------------
                                                                 9,978,383      9,326,180
  Less accumulated depreciation and amortization                 6,759,973      5,486,442
                                                               --------------------------
                                                                 3,218,410      3,839,738
                                                               --------------------------
Software Development Costs, net of accumulated
  amortization 1995 $3,088,146; 1994 $2,158,915                  4,172,215      2,514,927
                                                               --------------------------
Deposits and Other Assets                                          275,693        175,619
                                                               --------------------------
          TOTAL ASSETS                                         $10,522,840     $9,071,731
                                                               ==========================

See Notes to Financial Statements.

PC QUOTE, INC.

BALANCE SHEETS
December 31, 1995 and 1994


LIABILITIES AND STOCKHOLDERS' EQUITY                                1995            1994
- --------------------------------------------------------------------------------------------
Current Liabilities
  Note payable, bank, current                                   $   100,000      $   100,000
  Capital lease obligations, current                                587,731          835,913
  Accounts payable                                                1,700,998        1,349,735
  Unearned revenue                                                  546,869          437,546
  Accrued expenses                                                  488,597          464,711
                                                                ----------------------------
          TOTAL CURRENT LIABILITIES                               3,424,195        3,187,905
                                                                ----------------------------
Note Payable, Bank, noncurrent                                      100,000          200,000
                                                                ----------------------------
Capital Lease Obligations, noncurrent                               133,176          714,361
                                                                ----------------------------
Unearned Revenue                                                    254,191          139,096
                                                                ----------------------------
Stockholders' Equity
  Common stock, $.001 par value; authorized 10,000,000 shares;
    issued and outstanding 1995 7,185,732; 1994 6,969,174             7,186            6,969
  Additional paid-in capital                                     12,289,897       12,021,444
  Accumulated deficit                                            (5,685,805)      (7,198,044)
                                                                ----------------------------
          TOTAL STOCKHOLDERS' EQUITY                              6,611,278        4,830,369
                                                                ----------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $10,522,840       $9,071,731
                                                                ============================


See Notes to Financial Statements

PC QUOTE, INC.

STATEMENTS OF INCOME
Years Ended December 31, 1995, 1994 and 1993

                                                                         1995           1994          1993
- -------------------------------------------------------------------------------------------------------------
Net revenues:
  Services                                                           $11,417,388    $ 9,548,971   $ 8,434,581
  Services -- related party                                            1,974,594      3,354,674     3,771,335
                                                                     ----------------------------------------
                                                                      13,391,982     12,903,645    12,205,916
Direct cost of services                                                5,691,951      6,407,204     6,345,047
                                                                     ----------------------------------------
                                                                       7,700,031      6,496,441     5,860,869
                                                                     ----------------------------------------
Operating costs and expenses:
  Amortization of software costs                                         929,231        972,000       809,017
  Research and development                                               558,671        667,831       633,071
  Selling and marketing                                                2,267,798      2,341,529     2,118,667
  General and administrative                                           2,384,336      1,672,052     1,882,857
  Restructuring                                                               --        314,260            --
                                                                     ----------------------------------------
                                                                       6,140,036      5,967,672     5,443,612
                                                                     ----------------------------------------
          OPERATING INCOME                                             1,559,995        528,769       417,257
                                                                     ----------------------------------------
Other income (expense):
  Interest income                                                         22,037         40 881        29,857
  Interest expense                                                      (205,435)      (257,240)     (236,059)
                                                                     ----------------------------------------
                                                                        (183,398)      (216,359)     (206,202)
                                                                     ----------------------------------------
          INCOME BEFORE INCOME TAXES                                   1,376,597        312,410       211,055

Income taxes (credits)                                                  (135,642)         7,000        25,648
                                                                     ----------------------------------------
          NET INCOME                                                 $ 1,512,239    $   305,410   $   185,407
                                                                     ========================================
Net income per share                                                 $      0.21    $      0.04   $      0.03

Weighted average number of common and common
  equivalent shares outstanding                                        7,263,000      6,996,000     7,103,000



See Notes to Financial Statements.

PC QUOTE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                        CUMULATIVE
                                                                         FOREIGN
                                    COMMON      COMMON    ADDITIONAL     CURRENCY
                                    STOCK       STOCK       PAID-IN     TRANSLATION    ACCUMULATED
                                    SHARES      AMOUNT      CAPITAL      ADJUSTMENT      DEFICIT         TOTAL
- -----------------------------------------------------------------------------------------------------------------
Balances, December 31, 1992        6,864,830    $6,865    $11,920,907     $ 4,220      $(7,688,861)    $4,243,131

  Net income                               -         -              -           -          185,407        185,407
  Issuance of common stock               300         -            328           -                -            328
  Translation adjustment                   -         -              -      (1,422)               -         (1,422)
                                   ------------------------------------------------------------------------------
Balances, December 31, 1993        6,865,130     6,865     11,921,235       2,798       (7,503,454)     4,427,444

  Net income                               -         -              -           -          305,410        305,410
  Issuance of common stock           104,044       104        100,209           -                -        100,313
  Translation adjustment                   -         -              -      (2,798)               -         (2,798)
                                   ------------------------------------------------------------------------------
Balances, December 31, 1994        6,969,174     6,969     12,021,444           -       (7,198,044)     4,830,369

  Net income                                                                             1,512,239      1,512,239
  Issuance of common stock           216,558       217        268,453                                     268,670
                                   ------------------------------------------------------------------------------
Balances, December 31, 1995        7,185,732    $7,186    $12,289,897     $     -      $(5,685,805)    $6,611,278
                                   ==============================================================================


See Notes to Financial Statements.

PC QUOTE, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                       1995           1994          1993
- ------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                        $ 1,512,239    $   305,410   $   185,407
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization of property and equipment           1,289,506      1,493,054     1,455,399
    Provision for doubtful accounts                                     361,369        156,140        64,000
    Amortization of software development costs                          929,231        972,000       809,017
    Deferred income taxes                                              (158,000)            --            --
    (Gain) loss on disposal of equipment                                (15,975)        31,718            --
    Changes in assets and liabilities:
      Accounts receivable                                            (1,126,643)      (263,977)      (37,202)
      Accounts receivable -- related party                              287,334        165,721      (147,167)
      Income tax refunds receivable                                     (40,000)            --            --
      Prepaid expenses and other current assets                          20,257        (35,717)     (225,602)
      Deposits and other assets                                        (100,074)       (44,921)      (37,500)
      Accounts payable                                                  351,263        398,806       333,202
      Unearned revenue                                                  224,418        (30,316)        8,768
      Accrued expenses                                                   23,886        101,499       134,660
                                                                    ----------------------------------------
        Net cash provided by operating activities                     3,558,811      3,249,417     2,542,982
                                                                    ----------------------------------------

Cash Flows From Investing Activities
  Purchase of property and equipment                                   (668,178)    (1,085,746)     (603,553)
  Proceeds from sale of equipment                                        15,975             --            --
  Software development costs capitalized                             (2,586,519)    (1,580,844)     (885,778)
                                                                    ----------------------------------------
        Net cash (used in) investing activities                      (3,238,722)    (2,666,590)   (1,489,331)
                                                                    ----------------------------------------

Cash Flows From Financing Activities
  Proceeds from issuance of common stock                                268,670        100,313           328
  Principal payments under capital lease obligations                   (829,367)      (838,710)     (728,832)
  Principal payments on note payable, bank                             (100,000)      (100,000)     (100,000)
                                                                    ----------------------------------------
        Net cash (used in) financing activities                        (660,697)      (838,397)     (828,504)
                                                                    ----------------------------------------

Effect of exchange rate changes on cash and cash equivalents                 --         14,686        (1,422)
                                                                    ----------------------------------------
        Net increase (decrease) in cash and cash equivalents           (340,608)      (240,884)      223,725

Cash and cash equivalents:
  Beginning                                                           1,384,086      1,624,970     1,401,245
                                                                    ----------------------------------------

  Ending                                                            $ 1,043,478    $ 1,384,086   $ 1,624,970
                                                                    ========================================
Supplemental Disclosure of Cash Flow Information
  Interest paid                                                     $   205,435    $   259,818   $   234,921
  Income taxes paid                                                      37,950             --            --

Supplemental Schedule of Noncash Investing and Financing
  Activities
  Capital lease obligations incurred for purchase of equipment               --        911,474     1,081,209


See Notes to Financial Statements.

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company maintains a real-time database of last sale and bid/ask prices of more than 225,000 issues, including stocks, major stock indicies, options on stocks and indices, Level 1 NASDAQ-quoted stocks, mutual funds, money market funds, futures contracts and options on futures contracts, traded on all U.S. stock, option and commodity exchanges. Also covered are exchange-traded issues from over 25 other countries in Europe and Asia. The Company generates a digital data stream from the Company's database and broadcasts it to the customer's personal computer. The Company's software applications, running on the user's computer, process the data stream to allow the user to monitor securities on an on-going real-time basis. They also create in the user's computer a complete database of trading symbols, continuously updated by the data stream. This database gives the user instant access to security prices.

The Company's continuing investment in software development consists primarily of enhancements for existing products and new technology relative to the new family of Internet quote and data products and Windows based and network products.

The Company's customer base consists primarily of professional investors, securities brokers, dealers and traders, and portfolio managers. The Company performs ongoing credit evaluations of its customers as well as requiring certain collateral. Customers are located primarily in the United States and North America, but also in Europe, Central and South America and the Pacific Rim.

Significant accounting policies are as follows:

ACCOUNTING ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION: The accompanying financial statements for 1994 and 1993, include the accounts of PC Quote, Inc. and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. In 1994, as part of a restructuring plan, activities of the subsidiary was discontinued.

CASH AND CASH EQUIVALENTS AND CASH CONCENTRATION: The Company considers all highly liquid debt investments with a maturity of three months or less when purchased to be cash equivalents. The Company typically invests excess cash in its bank account which is at an institution which management believes has a strong credit rating.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation on owned assets is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives or the terms of the respective leases. Amortization of leased assets is included with depreciation on owned assets.

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Maintenance and repair costs are charged to earnings as incurred. Costs of improvements are capitalized. Upon retirement or disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in the results of operations.

SOFTWARE DEVELOPMENT COSTS: Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility of computer software products to be sold, leased or otherwise marketed, are charged to research and development as incurred. Once technological feasibility has been determined, costs incurred in the construction phase of software development including coding, testing and product quality assurance are capitalized.

Amortization commences when the product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of the product are expensed at the date of such determination. The accumulated amortization and related software development costs are removed from the respective accounts effective in the year following full amortization.

PC Quote, Inc.'s policy is to amortize capitalized software costs by the greater of (a) the ratio that current gross revenues for a product cost to the term of current and anticipated future gross revenues for that product or
(b) the straight line method over the remaining estimated economic life of the product including the period being reported on, ranging from three to five years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term.

INCOME TAXES: Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES" requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, the amount of any future tax benefits is reduced by a valuation allowance to the extent such benefits are not expected to be realized. Statement 109, which was adopted January 1, 1993, had no effect at the time of adoption.

REVENUE RECOGNITION: Revenues from service contracts are recognized as the contracted services are rendered. The Company bills for services one month in advance; billings are due within 30 days. The unearned revenue has been reflected net of the related receivables on the balance sheet. Customers' deposits or prepayments are classified as unearned revenue.

COMPUTATION OF NET INCOME PER SHARE: Net income per share is based upon the weighted average number of shares of common stock outstanding, and when dilutive, common equivalent shares from stock options and warrants (using the treasury stock method).

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------
NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION: Results of operations for the subsidiary during 1994 and 1993 are translated using the average exchange rate during the period. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are recorded in a separate component of stockholders' equity, cumulative foreign currency translation adjustment. In conjunction with a restructuring in the third quarter of 1994, the Company's only foreign subsidiary was closed down and the cumulative foreign currency translation adjustment was written off as part of the loss.

FINANCIAL INSTRUMENTS: The Company has no financial instruments for which the carrying value materially differs from fair value.

CURRENT ACCOUNTING DEVELOPMENTS: Financial Accounting Standards Board Statement No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. The statement provides for the accounting for those transactions based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The statement also allows entities to continue following their current accounting policy but requires disclosure giving the effect of the new standard. This statement is effective for transactions entered into by the Company's beginning with year ending December 31, 1996. It is expected that the Company will not adopt the new accounting methodology, but will provide the required footnote disclosures in 1996.

NOTE 2.  NOTES PAYABLE, BANK AND SUBSEQUENT EVENT

On December 28, 1992, the Company entered into a debt arrangement evidenced by a $500,000 note payable. The term of the note is for 60 months with interest payable monthly at prime (8.5% at December 31, 1995) and is collateralized by substantially all of the Company's assets. Minimum payments on this note are $100,000 each year through 1997.

Subsequent to December 31, 1995, the Company entered into an agreement with a bank providing for a $1,000,000 revolving line of credit bearing interest at prime. The loan is collateralized by substantially all assets of the Company.

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

NOTE 3.  STOCK OPTIONS AND WARRANTS

The Company has an Employees' Combined Incentive and Non-Statutory Stock Option Plan. The Plan provides that at all times optional shares outstanding plus shares available for grant equal 1,000,000 shares. These options may be granted to key employees of the Company at a purchase price equal to the fair value of the Company's common stock at date of grant and are exercisable for a period of up to five years from the date of grant.

Other information with respect to the plan is as follows:

                                                     1995          1994           1993
                                                 ---------------------------------------
Outstanding, beginning of the period               393,513         515,816       418,283
Granted                                            261,435           2,500       140,000
Exercised                                         (166,282)       (104,044)         (300)
Canceled                                           (29,000)        (20,759)      (42,167)
                                                 ---------------------------------------
Outstanding at end of period                       459,666         393,513       515,816
                                                 =======================================
Average price per share for options exercised    $    1.06       $    1.30      $   1.20
                                                 =======================================
Exercisable at end of period                       145,001         279,147       289,249
                                                 =======================================
Available for grant at end of period               540,334         502,143       484,184
                                                 =======================================


The options granted under the plan become exercisable at an annual cumulative rate of one-third of the total number of options granted. The price for options outstanding at December 31, 1995, ranged from $1.4375 to $15.125 per share.

On February 25, 1993, the Company issued warrants entitling the holders to purchase 74,500 shares of common stock at a price of $1.25 per share and 12,500 shares of common stock at a price of $1.00 per share through February 25, 1996. During the year ended December 31, 1995, 24,500 shares at $1.25 per share and 12,500 shares at $1.00 per share were exercised. No warrants were previously exercised.

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

NOTE 4.  INCOME TAXES

The deferred tax assets and liabilities consist of the following components as of December 31, 1995 and 1994:

                                              1995              1994
                                           ----------------------------
Deferred tax assets:
  Unearned revenue                         $  272,400        $  196,000
  Receivable allowances                        32,300                --
  Property and equipment                           --             4,500
  Accrued expenses                             35,600            79,500
  Net operating loss carryforwards          2,491,300         2,406,500
                                           ----------------------------
                                            2,831,600         2,686,500
  Valuation allowance                       1,205,800         1,831,500
                                           ----------------------------
                                            1,625,800           855,000
                                           ----------------------------

Defererd tax liabilities:
  Software capitalization                   1,417,800           855,000
  Property and equipment                       33,200                --
  Deferred rent                                16,800                --
                                           ----------------------------
                                            1,467,800           855,000
                                           ----------------------------

  Net current deferred tax asset           $  158,000        $       --
                                           ============================

The Company has recorded a valuation allowance as a result of the uncertainty of the ultimate realization of the deferred tax assets.

The components of income before income taxes are as follows:

                                      1995          1994         1993
                                   ------------------------------------
   Foreign                         $       --     $    950     $138,493
   Domestic                         1,376,597      311,460       72,562
                                   ------------------------------------
                                   $1,376,597     $312,410     $211,055
                                   ====================================

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

NOTE 4. INCOME TAXES (CONTINUED)

Income tax expense (credits) for the years ended December 31, 1995, 1994 and 1993, consists of the following:

                                  1995           1994           1993
                               ----------------------------------------

Current:
  Foreign                      $    --          $  --          $18,648
  State and local                 22,358         7,000           7,000
Deferred                        (158,000)          --              --
                               ---------------------------------------
                               $(135,642)       $7,000         $25,648
                               =======================================

Reconciliations of income tax expense computed at the statutory federal income tax rate to the Company's income tax expense for the years ended December 31, 1995, 1994 and 1993, are as follows:


                                                      1995            1994            1993
                                                   ------------------------------------------
Statutory rate provision                           $ 481,800        $103,800         $ 71,759
Increase (decrease) resulting from:
  Utilization of net operating loss                     --           (95,700)         (37,026)
  Nondeductible expenses                              11,000          11,000             --
  State income taxes (net of federal benefit)         14,800           4,500            9,380
  Reduction in valuation allowance                  (625,700)           --               --
  Foreign tax rate difference                                                          (6,714)
  Other                                              (17,542)        (16,600)         (11,751)
                                                   ------------------------------------------
                                                   $(135,642)       $  7,000         $ 25,648
                                                   ==========================================



At December 31, 1995, the Company had federal income tax net operating loss carryforward of approximately $7,327,400 for federal income tax purposes and approximately $4,753,400 for the alternative minimum tax. The net operating loss carryforwards will expire in the years 1999 to 2007 if not previously utilized.

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

NOTE 5.  LEASE COMMITMENTS

The Company is obligated as lessee under certain noncancelable capital and operating leases for equipment and office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases. On September 1, 1994, the Company entered into a new lease agreement in conjunction with the move of its corporate headquarters, which is subject to escalating base rent as well as adjustments for changes in real estate taxes and other operating expenses. Expense under the lease is being recognized on a straight-line basis.

Future minimum lease payments for the Company as lessee are as follows as of December 31, 1995:

                                                  CAPITAL      OPERATING
                                                   LEASES        LEASES
                                                  -----------------------
Years ending December 31:
  1996                                            $676,919     $  873,807
  1997                                             163,069        757,573
  1998                                                  --        419,171
  1999                                                  --        134,080
  2000                                                  --         97,377
  Thereafter                                            --        454,096
                                                  -----------------------
      Total minimum lease payments                 839,988     $2,736,104
  Less amount representing interest                            ==========
    (at 6% to 7.7%)                                119,081
                                                  --------
  Present value of net minimum lease payments      720,907
  Less current portion                             587,731
                                                  --------
  Long-term portion                               $133,176
                                                  ========

Assets under capital leases, included as property and equipment, are as follows at December 31:

                                              1995           1994
                                           -------------------------
Leasehold interest in:
  Equipment:
    Satellite receiving                    $  273,600     $  273,600
    Communication                           1,907,626      1,907,626
    Computer                                3,576,736      3,576,736
  Furniture and fixtures                      156,944        156,944
                                           -------------------------
                                            5,914,906      5,914,906
  Accumulated amortization                  4,786,700      4,169,536
                                           -------------------------
                                           $1,128,206     $1,745,370
                                           =========================

Rent expenses, under operating leases, amounted to $662,947, $443,092 and $437,490 for the years ended December 31, 1995, 1994 and 1993, respectively.

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

NOTE 6.  OTHER COMMITMENTS

Under a Satellite Network Service agreement which expires in 1997, the Company is required to pay an annual base fee of approximately $456,000 plus related service fees. The Company expensed $478,480, $483,697 and $494,412 in 1995, 1994 and 1993, respectively, for the base fee plus related service fees.

Under an agreement for satellite transmission services, including "FM3" satellite transmissions, the Company is required to pay a monthly base fee of $50,220 through January 2006 plus related service fees. The Company expensed $457,650, $403,763 and $317,944 for the years ended December 31, 1995, 1994 and 1993, respectively, for these services.

NOTE 7. MAJOR CUSTOMER RELATED PARTY AND TRANSACTIONS WITH GLOBAL FINANCIAL SERVICES (GLOBAL), FORMERLY BRIDGE INFORMATION SYSTEMS

The Company had net services to Bridge Information Systems which comprised 10% or more of total net services for the years ended December 31, 1995, 1994 and 1993. These services totaled approximately $3,920,000; $3,355,000; and $3,771,000, respectively. The trade receivable balance due from Bridge at December 31, 1995, was approximately $379,000.

On January 25, 1995, the Company entered into a five year agreement with Global, the owner of 1,523,573 shares of the Company's common stock at December 31, 1994, whereby the Company will provide domestic data to Bridge for $2,100,000 (1996) and $450,000 through March 31, 1997. For the remainder of the contract term, amounts will be charged on a per-site basis.

On July 6, 1995, Global divested 100% of its holdings of PC Quote, Inc. in a private sale to an unrelated party. The stock transaction did not affect the business agreements between Global and the Company. Revenues from Global of $1,974,594 is reflected as services -- related party through the date of the divestiture. Subsequent sales of $1,945,715 is included with service revenue. Likewise receivables from Global through that date are reflect as accounts receivable, related party.

NOTE 8.  DEFINED CONTRIBUTION PLAN

In 1993, the Company established a 401(k) retirement savings plan for employees meeting certain eligibility requirements. Under the Plan, the Company is required to match employee contributions at 25% of the first 5% contributed by an employee. The Company recorded expenses related to its matching of contributions of approximately $22,300, $32,600 and $12,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

NOTE 9. EMPLOYEE STOCK PURCHASE PLAN

In 1995, the Company established an employee stock purchase plan and reserved 100,000 shares of its common stock. The Plan allows employees to have up to 10% of their annual salary withheld to purchase common stock of PC Quote, Inc. on the final day of each quarter at 85% of the market price on either the first or last day of the quarter, whichever is lower. During 1995, 13,376 shares were sold to employees in accordance with the plan.

NOTE 10. RESTRUCTURING

The results of operations for 1994 include charges of $314,260 ($0.045 per share) for costs associated with a reduction of headcount, the closure of the foreign subsidiary and the movement of corporate headquarters. These charges were recorded in the third quarter of 1994. This restructuring resulted in a workforce reduction of approximately 10 employees ($149,000), and write off of leasehold improvements and equipment on prior corporate headquarters ($75,100) in the U.S. operations. Restructuring cost related to the U.K. operation include employee costs ($59,360), write-down of equipment ($15,000) and miscellaneous other costs ($15,800). The customers previously serviced by the U.K. subsidiary are now being serviced by the U.S. operations.

NOTE 11. SUBSEQUENT EVENTS

Subsequent to December 31, 1995, the Company entered into various operating lease agreements requiring monthly payments totaling $23,240 through January 1999.

NOTE 12. FOURTH QUARTER ADJUSTMENTS

Based on its periodic review of the software capitalization, the Company determined in the fourth quarter of 1995 & 1994 that certain adjustments were appropriate to properly reflect the capitalization of development costs relating to products which had reached technological feasibility during 1995 & 1994. In addition, during the fourth quarter's, the Company determined that adjustments to certain other accounts were necessary. The net effect of these fourth quarter adjustments did not materially effect the operating results of the first three quarters.

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

NOTE 13. GEOGRAPHIC INFORMATION

Operating profit by geographic area is total operating revenue less expenses which are deemed to be related to the unit's operating revenue. Identifiable assets by geographical area are those assets that are used in the operation of that unit.

Information about the Company's operations by geographic area for the years ended December 31, 1994 and 1993, are as follows:

                                                                                              PURCHASE OF
                                                                                               PROPERTY,
                       NET SERVICE        OPERATING          TOTAL         DEPRECIATION         PLANT AND
1994                    REVENUES         PROFIT/LOSS        ASSETS           EXPENSE           EQUIPMENT
- ---------------------------------------------------------------------------------------------------------
United States          $12,345,752        $534,415        $8,695,697       $1,441,612          $1,085,746
United Kingdom             557,893          (5,646)          376,034           51,442              --
                       ----------------------------------------------------------------------------------
                       $12,903,645        $528,769        $9,071,731       $1,493,054          $1,085,746
                       ==================================================================================



                                                                                              PURCHASE OF
                                                                                               PROPERTY,
                       NET SERVICE        OPERATING          TOTAL         DEPRECIATION         PLANT AND
1993                    REVENUES         PROFIT/LOSS        ASSETS           EXPENSE           EQUIPMENT
- ---------------------------------------------------------------------------------------------------------
United States          $11,430,103        $278,764        $7,245,340       $1,431,832          $1,627,824
United Kingdom             775,813         138,493           980,713           23,567              56,938
                       ----------------------------------------------------------------------------------
                       $12,205,916        $417,257        $8,226,053       $1,455,399          $1,684,762
                       ==================================================================================


       REPORT OF INDEPENDENT ACCOUNTANTS ON SUPPLEMENTAL SCHEDULES

To the Board of Directors
PC Quote, Inc.
Chicago, Illinois

Our audit of the financial statements of PC Quote, Inc. as of and for the year ended December 31, 1995 included the 1995 information on Schedule II contained herein. Such schedule is presented for purposes of complying with the Security and Exchange Commission's rule and is not a required part of the basic financial statements. In our opinion, such schedule presents fairly the information set forth therein in conformity with generally accepted accounting principles.

                                        McGLADREY & PULLEN, LLP

Schaumburg, Illinois
March 15, 1996

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
   Board of Directors
PC Quote, Inc.

Our report on the consolidated financial statements of PC Quote, Inc. and Subsidiary as of December 31, 1994 and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the two years in the period ended December 31, 1994 is included on page 15 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for the years ended December 31, 1994 and 1993 listed in the index on page 33 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, represents fairly, in all material aspects, the information required to be included herein.

COOPERS & LYBRAND LLP
Chicago, Illinois
March 17, 1995

PC Quote, Inc.
Schedule II - Valuation and Qualifying Accounts

Years Ended December 31, 1995, 1994 and 1993




                                     Balance At          Charged        Deductions      Balance At
                                     Beginning             To              From           End
    Description                      Of Period          Operations       Reserves       Of Period
- ---------------------------------------------------------------------------------------------------
Allowance for doubtful accounts -
trade receivables in the balance
sheets:
   1995                               100,000             361,369        (366,369)        95,000
   1994                                49,000             156,140        (105,140)       100,000
   1993                                57,000              64,000         (72,000)        49,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's financial statements for the period ending December 31, 1995 were audited by McGladrey & Pullen, L.L.P. The Company's consolidated financial statements for each of the two years ended December 31, 1993 and December 31, 1994 were audited by Coopers & Lybrand L.L.P. As previously disclosed in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995, the Company made a change of accountants in November 1995.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information concerning directors and executive officers of the Company will be set forth in the Company's proxy statement to be used in connection with its June 1996 annual meeting of stockholders, which proxy statement will be filed with the Commission within 120 days after the end of the Company's last fiscal year, and such information is herein incorporated by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation will be set forth in Company's proxy statement to be used in connection with its June 1996 annual meeting of stockholders, which proxy statement will be filed with the Commission within 120 days after the end of Company's last fiscal year and such information is herein incorporated by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management will be set forth in Company's proxy statement to be used in connection with its June 1996 annual meeting of stockholders. The proxy statement will be filed with the Commission within 120 days after the end of Company's last fiscal year and such information is herein incorporated by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relations and related transactions will be set forth in Company's proxy statement to be used in connection with its June 1996 annual meeting of stockholders. The proxy statement will be filed with the Commission within 120 days after the end of Company's last fiscal year, and such information is herein incorporated by reference thereto.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  1.   Financial Statements

               The financial statements of the Company filed herewith are included in Item 8 of this Report.

          2.   Financial Statement Schedules

               The financial statement schedule for the valuation and qualifying accounts is included in Item 8 of this report.

     (b)  REPORTS ON FORM 8-K:

          No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

     (c)  EXHIBITS

     3(a) Articles of Incorporation of Company, incorporated by reference to Appendix B of Company's Proxy Statement dated July 2, 1987.

     3(b) By-laws of the Company, as amended and restated, incorporated by reference to Exhibit 3(b) to Company's Annual Report on Form 10-K for the year ended December 31, 1987.

     4(a) Specimen Common Share Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-18, Commission File No. 2-90939C.

    10(a) Vendor Agreement with the Option Price Reporting Authority, incorporated by reference to Exhibit 10.4 of Company's Registration Statement on Form S-18, Commission File No. 2-90939C.

    10(b) Vendor Agreement with the New York Stock Exchange, Inc., incorporated by reference to Exhibit 10.5 of Company's Registration Statement on Form S-18, Commission File No. 2-90939C.

    10(c) Vendor Agreements with the National Association of Securities
          Dealers, Inc. incorporated by reference to Exhibit 10(d) of Company's Annual Report on Form 10-K for the year ended December 31, 1989.

    10(d) Form of Employee Non-Disclosure Agreement, incorporated by reference to Exhibit 10.10 of Company's Registration Statement on Form S-18, Commission File No. 2-90939C.

    10(e) Amended and Restated PC Quote, Inc. Employees' Combined Incentive and Non-Statutory Stock Option Plan, incorporated by reference to Appendix E to Company's Proxy Statement dated July 2, 1987.

    10(f) Lease regarding office space at 50 Broadway, New York City, dated
          January 31, 1987, as amended by First Amendatory Agreement dated
          May 18, 1987, by and between Company and 50 Broadway Joint Venture, incorporated by reference to Exhibit 10(y) to Company's Annual Report on Form 10-K for the year ended December 31, 1987.

    10(g) Employment Agreement between Company and Louis J. Morgan dated
          February 15, 1989, incorporated by reference to Exhibit 10(aa) to Company's Annual Report on Form 10-K for the year ended December 31, 1988.

    10(h) Satellite Service Agreement dated June 12, 1991 between Company and SpaceCom Systems, Inc. incorporated by reference to Exhibit 10(r) to Company's Annual Report on Form 10-K for the year ended
          December 31, 1991.

    10(i) Amendment to satellite service agreement dated September 6, 1991 between Company and SpaceCom Systems, Inc. incorporated by reference to Exhibit 10(s) to Company's Annual Report on Form 10-K for the year ended December 31, 1991,

    10(j) Amendment to point-to-multipoint satellite network service agreement dated November 22, 1989 between Company and GTE SpaceNet Satellite Services Corporation incorporated by reference to
          Exhibit 10(v) to Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

    10(k) Amendment to satellite service agreement (exhibit 10(r)) dated
          October 4, 1993 between Company and SpaceCom Systems, Inc. incorporated by reference to Exhibit 10(z) to Company's Annual Report on Form 10-KSB for the year ended December 31, 1993.

    10(l) Satellite Service Agreement dated September 15, 1994 between
          Company and SpaceCom Systems, Inc. incorporated by reference to
          Exhibit 11(a) to Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    10(m) Satellite Service Agreement dated October 15, 1993 between
          Company and SpaceCom Systems, Inc. incorporated by reference to
          Exhibit 11(b) to Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    10(n) Satellite Service Agreement dated June 1, 1993 between Company and SpaceCom Systems, Inc. incorporated by reference to Exhibit 11(b) to Company's Annual Report on Form 10-K for the year ended
          December 31, 1994.

    10(o) Vendor Agreement with Global Information Systems Inc.
          incorporated by reference to Exhibit 11(d) of Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    10(p) Lease regarding office space at 300 South Wacker Drive, Chicago,
          Illinois dated June 1, 1994, by and between Company and Markborough 300 WJ Limited Partnership, incorporated by reference to Exhibit 11(e) to Company's Annual Report on Form 10-SKB for the year ended
          December 31, 1994.

    27    Financial Data Schedule.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC QUOTE, INC.


By:      /s/ LOUIS J. MORGAN
   -------------------------------------
Louis J. Morgan, Chief Executive Officer


By:      /s/ RICHARD F. CHAPPETTO
   -------------------------------------
Richard F. Chappetto, Chief Financial Officer

Date: March 25, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          /s/ LOUIS J. MORGAN
- ----------------------------------------
Louis J. Morgan, Director
March 28, 1996


            /s/ BLAIR HULL
- ----------------------------------------
M. Blair Hull, Director
March 22, 1996


     /s/ ALEXANDER R. PIPER, III
- ----------------------------------------
Alexander R. Piper, III, Director
March 25, 1996


          /s/ RONALD LANGLEY
- ----------------------------------------
Ronald Langley, Director
March 21, 1996


           /s/ PAUL DIBIASIO
- ----------------------------------------
Paul DiBiasio, Director
March 20, 1996