Form 10-Q
period 1996-03-31
PC QUOTE INC
filed 1996-05-14
CIK 745774

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q
                          ---------------------------------


               [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                         For the period ended March 31, 1996
                                          Or
               [ ] Transition Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                            For the transition period from
                                ----------to-----------

                       ---------------------------------------

                            Commission file number 0-13093
                   I.R.S. Employer Identification Number 36-3131704

                                    PC QUOTE, INC.
                               (a Delaware Corporation)

                                    300 S. WACKER
                               CHICAGO, ILLINOIS  60606
                               TELEPHONE (312) 913-2800


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months, (or for such shorter period that the Company was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes   X
No                                                                  -----
   -----

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 7,341,053 shares of the Company's common stock ($.001 par value) were outstanding as of April 30, 1996.

                                    PC QUOTE, INC.

                                        INDEX

                                                                      PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Balance Sheets as of March 31, 1996 and
         December 31, 1995                                              3

         Statements of Operations for the three month period
         ended March 31, 1996 and 1995.                                 4

         Statements of Cash Flows for three month period
         ended March 31, 1996 and 1995.                                 5

         Notes to Financial Statements                                  6


Item 2.  Management's Discussion and Analysis of:

         Results of Operations and Financial Condition                7-8
         Liquidity and Capital Resources


PART II. OTHER INFORMATION

Item 5.  None

Item 6.  Exhibit 27                                                     9

Company's Signature Page                                                10

                                    PC QUOTE, INC.
                                    Balance Sheets
                         March 31, 1996 and December 31, 1995



                                                                                       March 31,             December 31,
                                                                                         1996                   1995
ASSETS                                                                                (Unaudited)             (Audited)
                                                                                     ------------           -------------
CURRENT ASSETS:
 Cash and cash equivalents                                                               $939,560             $1,043,478
 Accounts receivable, net of allowance for doubtful
  accounts of $100,277 (1996) and $95,000 (1995)                                        1,394,911              1,320,508
 Income tax refunds receivable                                                             40,000                 40,000
 Prepaid expenses and other current assets                                                182,913                294,536
 Deferred tax asset                                                                       158,000                158,000

                                                                                     ------------           -------------
 Total current assets                                                                   2,715,384              2,856,522
                                                                                     ------------           -------------

PROPERTY AND EQUIPMENT:
 Satellite receiving equipment                                                            796,030                785,718
 Computer equipment                                                                     6,286,388              6,158,855
 Communication equipment                                                                2,476,387              2,437,279
 Furniture and fixtures                                                                   256,260                256,260
 Leasehold improvements                                                                   342,340                340,271

                                                                                     ------------           -------------
                                                                                       10,157,405              9,978,383
 Less accumulated depreciation
  and amortization                                                                      7,069,333              6,759,973
                                                                                     ------------           -------------
                                                                                        3,088,072              3,218,410
                                                                                     ------------           -------------
 Software development costs, net of
  accumulated amortization of
  $3,328,146 (1996) and $3,088,146 (1995)                                               4,743,128              4,172,215

 Deposits and other assets                                                                340,866                275,693
                                                                                     ------------           -------------
TOTAL ASSETS                                                                          $10,887,450            $10,522,840
                                                                                     ------------           -------------
                                                                                     -------------          -------------

                                                                                       March 31,             December 31,
LIABILITIES AND                                                                          1996                   1995
STOCKHOLDER'S EQUITY                                                                  (Unaudited)             (Audited)
                                                                                     -------------          -------------

CURRENT LIABILITIES:
 Note payable, bank, line of credit                                                      $500,000                     $0
 Note payable, bank, current                                                              100,000                100,000
 Capital lease obligations                                                                526,558                587,731
 Accounts payable                                                                       1,255,691              1,700,998
 Unearned revenue                                                                         508,222                546,869
 Accrued expenses                                                                         610,108                488,597

                                                                                     -------------          -------------
 Total current liabilities                                                              3,500,579              3,424,195
                                                                                     -------------          -------------

 Note payable to bank, noncurrent                                                          75,000                100,000

 Capital lease obligations, noncurrent                                                     31,535                133,176

 Unearned revenue, noncurrent                                                             236,228                254,191
                                                                                     -------------          -------------
 Total liabilities                                                                      3,843,342              3,911,562
                                                                                     -------------          -------------

STOCKHOLDERS' EQUITY:
 Common stock, par value $.001; 10,000,000
   shares authorized; 7,252,320 (1996) and 7,185,732
   (1995) shares issued and outstanding                                                     7,252                  7,186
 Paid in capital                                                                       12,417,883             12,289,897
 Cumulative foreign currency translation adjustment                                             0                      0
 Accumulated deficit                                                                   (5,381,027)            (5,685,805)
                                                                                     -------------          -------------
 Total stockholders' equity                                                             7,044,108              6,611,278
                                                                                     -------------          -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $10,887,450            $10,522,840
                                                                                     -------------          -------------
                                                                                     -------------          -------------


       The accompanying notes are an integral part of the financial statements.

                                    PC QUOTE, INC.
                               Statements Of Operations
                                     (Unaudited)



                                                                      For The Three Months
                                                                         Ended March 31,
                                                               ----------------------------------
                                                                    1996                1995
                                                                 (Unaudited)         (Unaudited)
                                                               ----------------------------------

NET REVENUES
  Services                                                       $3,974,483           $3,199,669
  Direct costs of services                                        1,841,770            1,423,985
                                                               -------------        ------------
                                                                  2,132,713            1,775,684
                                                               -------------        ------------


OPERATING COSTS AND EXPENSES
  Amortization of software development                              240,000              243,000
  Research and development                                          151,726              137,753
  Selling and marketing                                             719,043              548,312
  General and administrative                                        694,796              478,243
                                                               -------------        ------------
                                                                  1,805,565            1,407,308
                                                               -------------        ------------


  OPERATING INCOME                                                  327,148              368,376



OTHER INCOME (EXPENSE)
  Interest income                                                     1,227                1,720
  Interest expense                                                  (23,597)             (49,100)
                                                               -------------        ------------
NET INCOME(LOSS)                                                   $304,778             $320,996
                                                               -------------        ------------
                                                               -------------        ------------

NET INCOME(LOSS) PER                                           -------------        ------------
  COMMON SHARE                                                       $0.042               $0.047
                                                               -------------        ------------
                                                               -------------        ------------


      The accompanying notes are an integral part of the  financial statements.

                                    PC QUOTE, INC
                               Statements of Cash Flows
                                     (Unaudited)



                                                                                          For The Three Months
                                                                                             Ended March 31,
                                                                                        1996               1995
                                                                                        ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                           $304,778            $320,996
                                                                                  -------------       -------------
 Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation and amortization of property and equipment                             309,360             319,516
   Amortization of software development cost                                           240,000             243,000
   Changes in assets and liabilities:
    Accounts receivable, net of allowance                                              (74,403)           (511,655)
    Prepaid expenses and other current assets                                          111,623              24,290
    Deposits and other assets                                                          (65,173)            (55,989)
    Accounts payable                                                                  (445,307)           (733,261)
    Unearned revenue                                                                   (56,610)            812,992
    Accrued expenses                                                                   121,511              34,062

                                                                                  -------------       -------------
   Total adjustments                                                                   141,001             132,955
                                                                                  -------------       -------------
   Net cash provided by operating activities                                           445,779             453,951
                                                                                  -------------       -------------

CASH FLOWS FROM INVESTING ACTIVTIES:
 Purchase of property and equipment                                                   (179,022)            (81,674)
 Software development costs capitalized                                               (810,913)           (469,940)

                                                                                  -------------       -------------
   Net cash used by investing activities                                              (989,935)           (551,614)
                                                                                  -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                                128,052              64,975
 Principal payments under capital leases obligations                                  (162,814)           (221,286)
 Principal payments on note payable to banks                                           (25,000)            (25,000)
 Net borrowings under line of credit                                                   500,000                   0

                                                                                  -------------       -------------
   Net cash used by financing activities                                               440,238            (181,311)
                                                                                  -------------       -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH & CASH EQUIVALENTS                                   0                   0
                                                                                  -------------       -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (103,918)           (278,974)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                             1,043,478           1,384,086
                                                                                  -------------       -------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                    $939,560          $1,105,112
                                                                                  -------------       -------------
                                                                                  -------------       -------------

- -----------------------------------------------------------------------------------------------       -------------
- -----------------------------------------------------------------------------------------------       -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid                                                                       $23,597             $49,100
  Income taxes paid                                                                   None                None
- -----------------------------------------------------------------------------------------------       -------------
- -----------------------------------------------------------------------------------------------       -------------


       The accompanying notes are an integral part of the financial statements.

                                    PC QUOTE, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1996

(1) BASIS OF PRESENTATION
The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading. The amounts indicated as "audited" have been extracted from the Company's December 31, 1995 annual report. For further information, refer to the consolidated financial statements and footnotes included in PC Quote's annual report on Form 10-K for the year ended December 31, 1995. Certain reclassifications have been made to conform to the current presentation.

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

Amortization is provided over an estimated life of the software products and commences when the product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of the product are expensed at the date of such determination. It is reasonably possible that the estimated anticipated future gross revenues, the remaining estimated economic life of the products, or both will be reduced significantly in the near term. Accumulated amortization and related software development costs are removed in the year following full amortization.

(2) INCOME TAXES
At December 31, 1995, the Company had federal income tax net operating loss carryforwards of approximately $7,327,400 federal income tax purposes and approximately $4,753,400 for alternative minimum tax purposes. The net operating loss carryforwards will expire in the years 1999 to 2007.

                                        ITEM 2
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

FOR THE THREE MONTHS AND QUARTER ENDED MARCH 31, 1996

Service revenues for the first quarter ended March 31,1996 increased
24.2% from the first quarter in 1995. The increase in service revenues primarily resulted from the release of a new product PCW 6.0 in the Company's core business.

Direct costs increased for the quarter 29.3% from the first quarter in 1995. Direct cost increases were mainly due to increased service revenues, the expansion of customer support and the establishment of the Internet department.

Net income for the first quarter of 1996 was $304,778 as compared to $320,996 for the same period in 1995. Such decrease is due to the additional costs related to the launch of the new Internet services.

Research and development costs increased 10.1% for the quarter ended March 31, 1996 from the same quarter last year. The increase was due to the Company's commitment to identifying potential new products.

Selling and marketing costs increased 31.1% for the quarter ended March 31, 1996 from the same quarter last year. The increase was mainly due to commissions and marketing which correlates to the increase in service revenues.

General and administrative expenses increased 45.3% for the quarter ended March 31, 1996. The main increases were in salaries and related benefits, due to additional staffing and reallocation of personnel to support major business opportunities. There was also an increase in the provision for doubtful accounts compared to the same quarter in 1995.

Interest income decreased slightly for the quarter ended March 31, 1996 from the corresponding period in 1995.

Interest expense decreased 51.9% for the three months ended March 31, 1996 from the same period in 1995. This reflects the reduction of the capital leases and the switch to operating leases.

                                        ITEM 2
                       MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES:

FOR THE THREE MONTHS AND QUARTER ENDED MARCH 31, 1996

The company established a $1,000,000 line of credit with the its' lender and borrowed $500,000 from the credit facility. The proceeds from such borrowing were used to reduce payables which had increased in the last quarter of 1995 mainly due to the Internet projects. Software development costs increased substantially due to the the Company's targeted effort to launch more products on the internet. Financing activities used cash principally for payments on a bank note and for capital lease obligations.

The Company believes general inflation does not materially impact its sales and operating results nor is it expected that the effect of existing tax reform will significantly affect the Company's future position, liquidity or operating results.

                             PART II .  OTHER INFORMATION
                                       ITEM 6.
                           EXHIBITS AND REPORTS ON FORM 8-K


(a) EXHIBIT 27
(b) REPORT ON FORM 8-K - NONE

                                      SIGNATURES
                                      ----------


Pursant to the requirements of the Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, there unto duly authorized.



                                       PC QUOTE, INC.



 Date:   May 6, 1996              By: /s/ Louis J. Morgan
                                     ----------------------------
                                       Louis J. Morgan
                                       Chairman and Treasurer

                                  By: /s/ Richard F. Chappetto
                                     ----------------------------
                                       Richard F. Chappetto
                                       Chief Financial Officer