Form 10-Q
period 1996-06-30
PC QUOTE INC
filed 1996-08-14
CIK 745774

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                               FORM 10-Q
                   _________________________________


        [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934
                  For the period ended June 30, 1996

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
                          TELEPHONE (312) 913-2800


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months, (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/     No / /

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 7,343,019 shares of the Company's common stock ($.001 par value) were outstanding as of August 8, 1996.

                                 PC QUOTE, INC.

                                     INDEX

                                                                    PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Balance Sheets as of June 30, 1996 and
          December 31, 1995                                           3

          Statements of Operations for  the six month and
          quarter ended June 30, 1996 and 1995                      4-5

          Statements of Cash Flows for the six month
          periods ended June 30, 1996 and 1995                        6

          Notes to Financial Statements                               7

Item 2.   Management's Discussion and Analysis of:

          Results of Operations and Financial Condition             8-9
          Liquidity and Capital Resources                            10


PART II.  OTHER INFORMATION

Item 5. Other                                                        11

Item 6. Exhibit 27                                                   11

Company's Signature Page                                             12

                                   PC QUOTE, INC.
                                   BALANCE SHEETS
                         JUNE 30, 1996 AND DECEMBER 31, 1995

                                                              JUNE        DECEMBER 31,
                                                              1996             1995
                                                           -----------    -------------
ASSETS                                                     (UNAUDITED)      (AUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                             $   641,215     $ 1,043,478
     Accounts receivable, net of allowance for doubtful
     accounts of $156,865 (1996) and $95,000 (1995)            896,928       1,320,508
     Income tax refunds receivable                              40,000          40,000
     Prepaid expenses and other current assets                 143,649         294,536
     Deferred tax asset                                        158,000         158,000
                                                           -----------    -------------
     Total current assets                                    1,879,792       2,856,522
                                                           -----------    -------------
PROPERTY AND EQUIPMENT:
     Satellite receiving equipment                             822,810         785,718
     Computer equipment                                      6,420,138       6,158,855
     Communication equipment                                 2,548,905       2,437,279
     Furniture and fixtures                                    288,257         256,260
     Leasehold improvements                                    350,720         340,271
                                                           -----------    -------------
                                                            10,430,830       9,978,383
     Less accumulated depreciation
     and amortization                                        7,365,693       6,759,973
                                                           -----------    -------------
                                                             3,065,137       3,218,410
                                                           -----------    -------------
     Software development costs, net of
     accumulated amortization of
     $3,328,146 (1996) and $3,088,146 (1995)                 5,319,380       4,172,215

     Deposits and other assets                                 266,261         275,693
                                                           -----------    -------------
TOTAL ASSETS                                               $10,530,570     $10,522,840
                                                           -----------    -------------
                                                           -----------    -------------

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Note payable, bank, line of credit                       $500,000              $0
     Note payable, bank, current                               100,000         100,000
     Capital lease obligations                                 388,804         587,731
     Accounts payable                                        1,478,968       1,700,998
     Unearned revenue                                          440,534         546,869
     Accrued expenses                                          578,621         488,597
                                                           -----------    -------------
     Total current liabilities                               3,486,927       3,424,195
                                                           -----------    -------------

     Note payable to bank, noncurrent                           49,950         100,000

     Capital lease obligations, noncurrent                      18,224         133,176

     Unearned revenue, noncurrent                              146,845         254,191
                                                           -----------    -------------
     Total liabilities                                       3,701,946       3,911,562
                                                           -----------    -------------

STOCKHOLDERS' EQUITY:
     Common stock, par value $.001; 10,000,000
     shares authorized; 7,266,320 (1996) and 7,185,732
      (1995) shares issued and outstanding                       7,266           7,186
     Paid in capital                                        12,462,522      12,289,897
     Accumulated deficit                                    (5,641,164)     (5,685,805)
                                                           -----------    -------------
     Total stockholders' equity                              6,828,624       6,611,278
                                                           -----------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $10,530,570     $10,522,840
                                                           -----------    -------------
                                                           -----------    -------------


     The accompanying notes are an integral part of the financial statements.

                                  PC QUOTE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              FOR QUARTER ENDED JUNE 30,
                                              --------------------------
                                                  1996         1995
                                              (UNAUDITED)   (UNAUDITED)
                                              -----------   ------------
NET REVENUES
     Services                                  $4,447,828    $3,223,096
     Direct costs of services                   2,670,504     1,186,002
                                              -----------   ------------
                                                1,777,324     2,037,094
                                              -----------   ------------

OPERATING COSTS AND EXPENSES
     Amortization of software development         253,000       300,000
     Research and development                     194,284       165,238
     Selling and marketing                        728,517       568,440
     General and administrative                   826,981       560,698
                                              -----------   ------------
                                                2,002,782     1,594,376
                                              -----------   ------------

     OPERATING INCOME                            (225,458)       442,718

OTHER INCOME (EXPENSE)
     Interest income                                2,885          5,081
     Interest expense                             (37,562)       (63,909)
                                              -----------   ------------
NET INCOME(LOSS)                                ($260,135)      $383,890
                                              -----------   ------------
                                              -----------   ------------

NET INCOME(LOSS) PER
     COMMON SHARE                                  ($0.04)         $0.06
                                              -----------   ------------
                                              -----------   ------------

 The accompanying notes are an integral part of the  financial statements.

                                PC QUOTE, INC.
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                  FOR THE SIX MONTHS
                                              --------------------------
                                                  1996         1995
                                              (UNAUDITED)   (UNAUDITED)
                                              -----------   ------------
NET REVENUES
     Services                                  $8,422,311    $6,422,765
     Direct costs of services                   4,512,274     2,609,987
                                              -----------   ------------
                                                3,910,037     3,812,778
                                              -----------   ------------

OPERATING COSTS AND EXPENSES
     Amortization of software development         493,000       543,000
     Research and development                     346,010       302,991
     Selling and marketing                      1,447,560     1,116,752
     General and administrative                 1,521,777     1,038,941
                                              -----------   ------------
                                                3,808,347     3,001,684
                                              -----------   ------------

     OPERATING INCOME                             101,690       811,094

OTHER INCOME (EXPENSE)
     Interest income                                4,112         6,801
     Interest expense                             (61,161)     (113,009)
                                              -----------   ------------
NET INCOME(LOSS)                                  $44,641      $704,886
                                              -----------   ------------
                                              -----------   ------------

NET INCOME(LOSS) PER
     COMMON SHARE                                   $0.00         $0.10
                                              -----------   ------------
                                              -----------   ------------

   The accompanying notes are an integral part of the  financial statements.

                                   PC QUOTE, INC
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,
                                                                     --------------------------
                                                                         1996         1995
                                                                     -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $44,641      $704,886
                                                                     -----------   ------------
     Adjustments to reconcile net income to cash
     provided by operating activities:
          Depreciation and amortization of property and equipment       605,720       613,410
          Amortization of software development cost                     493,000       543,000
          Changes in assets and liabilities:
               Accounts receivable, net of allowance                    423,580      (228,945)
               Prepaid expenses and other current assets                150,887       (61,516)
               Deposits and other assets                                  9,432      (117,299)
               Accounts payable                                        (222,030)     (657,676)
               Unearned revenue                                        (213,681)      877,275
               Accrued expenses                                          90,024        38,127
                                                                     -----------   ------------
          Total adjustments                                           1,336,932     1,006,376
                                                                     -----------   ------------
          Net cash provided by operating activities                   1,381,573     1,711,262
                                                                     -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                (452,447)     (360,690)
     Software development costs capitalized                          (1,640,165)   (1,043,378)
                                                                     -----------   ------------
          Net cash used by investing activities                      (2,092,612)   (1,404,068)
                                                                     -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                             172,705        64,975
     Principal payments under capital leases obligations               (313,879)     (423,660)
     Principal payments on note payable to banks                        (50,050)      (58,383)
     Net borrowings under line of credit                                500,000             0
                                                                     -----------   ------------
          Net cash used by financing activities                         308,776      (417,068)
                                                                     -----------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                (402,263)     (109,874)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD              1,043,478     1,384,086
                                                                     -----------   ------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                     $641,215    $1,274,212
                                                                     -----------   ------------
                                                                     -----------   ------------

- -------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest Paid                  $61,161              $113,009
     Income taxes paid               None                  None
- -------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                                 PC QUOTE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996

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

                                     ITEM 2

                 _____________________________________________

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS:

FOR THE SIX MONTHS AND QUARTER ENDED JUNE 30, 1996

Service revenues for the six months and quarter ended June 30, 1996 increased 31.1% and 37.9%, respectively, from the same periods of 1995. The increase in service revenue continues from the release of a new product, PCW 6.0, in the Company's core and internet business.

Selling and marketing costs increased 29.6% and 28.2% respectively, for the six months and quarter ended June 30, 1996, over the same periods in 1995. The increase was due to the increase in commissions and advertising costs which correlates to the increase in service revenues.

Direct costs of services for the six months and quarter ended June 30, 1996 increased 72.8% and 125% respectively, over the same periods last year. This reflects an increase in staffing levels in customer support and operations and communications costs related to the increase in volume. Additional technological infrastructure costs, principally staffing and equipment, were incurred to invest in the growth of the internet operations.

Research and Development costs increased 14.2% and 17.6% respectively, for the six months and quarter ended June 30, 1996 from the corresponding periods in 1995. There was a increase in research costs related to additional staffing.

                                       ITEM 2

                     _____________________________________________

                       MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED):

FOR THE SIX MONTH  AND QUARTER ENDED JUNE 30, 1996


General and administrative expenses increased 46.5% and 47.5%, respectively, for the six months and quarter ended June 30, 1996, from the same periods in 1995. The main increases were in salaries and related costs, due to additional staffing and reallocation of personnel to support major business opportunities. There was also an increase in the provision for doubtful accounts and shareholders services as compared to the same period in 1995.

Interest income decreased 39.5% and 43.2%, respectively, for the six months and quarter ended June 30, 1996, from the corresponding periods in 1995. Interest income decreased due to our use of cash over credit for some equipment needs.

Interest expense decreased 45.9% and 41.2%, respectively, for the six months and quarter ended June 30, 1996 over the same periods in 1995. This reflects the switch to operating leases from capital leases.

                                      ITEM 2

                     _____________________________________________

                       MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES:

FOR THE SIX MONTHS AND QUARTER ENDED JUNE 30, 1996


The company established a $1,000,000 line of credit with the its' lender and borrowed $500,000 from the credit facility. Investments in software development increased substantially due to the the Company's targeted effort to launch more products on the internet. Financing activities used cash for capital lease obligations.

The Company believes general inflation does not materially impact its sales and operating results nor is it expected that the effect of existing tax reform will significantly affect the Company's future position, liquidity or operating results.

                                      PART II
                                 OTHER INFORMATION
                                 _________________


ITEM 5: OTHER

Effective June 1996, Howard C. Meltzer assumed the position of President and Chief Operating Officer of the Company and Michael A. Press assumed the position of Chief Financial Officer in August 1996.


ITEM 6:

(a) EXHIBIT 27

(b) REPORT ON FORM 8-K-NONE

                                 SIGNATURES
                                 __________


Pursuant to the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PC QUOTE, INC.
 (Company)



Date: August 8, 1996          By: /s/ Louis J. Morgan
                                  --------------------------
                                  Louis J. Morgan
                                  Chairman

                              By: /s/ Michael A. Press
                                  --------------------------
                                  Michael A. Press
                                  Chief Financial Officer