Form 10-Q
period 1996-09-30
PC QUOTE INC
filed 1996-11-14
CIK 745774

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q
                      _________________________________


        [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934
                 For the period ended September 30, 1996

                                    Or

        [ ] Transition Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
                       For the transition period from

             _______________________ to ________________________

                   _______________________________________

                        Commission file number 0-13093
               I.R.S. Employer Identification Number 36-3131704

                                PC QUOTE, INC.
                           (a Delaware Corporation)

                             300 S. WACKER DRIVE
                           CHICAGO, ILLINOIS  60606
                           TELEPHONE (312) 913-2800


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months, (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X     No
                  ----        ----

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 7,343,019 shares of the Company's common stock ($.001 par value) were outstanding as of November 7, 1996.

                           PC QUOTE, INC.

                               INDEX

                                                            PAGE
                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Balance Sheets as of September 30, 1996 and
          December 31, 1995                                   3

          Statements of Operations for  the nine month
          And Quarter ended September 30, 1996 and 1995      4-5

          Statements of Cash Flows for the nine month
          periods ended September 30, 1996 and 1995           6

          Notes to Financial Statements                       7

Item 2.   Management's Discussion and Analysis of:

          Results of Operations and Financial Condition      8-9
          Liquidity and Capital Resources                     10


PART II.  OTHER INFORMATION

Item 5.   None                                                11

Item 6.   Exhibit 27                                          11

Company's Signature Page                                      12

                              PC QUOTE, INC.
                              BALANCE SHEETS
                 SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                                           SEPTEMBER 30,           DECEMBER 31,
                                                               1996                   1995
                                                            (UNAUDITED)             (AUDITED)
                                                           -------------           ------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                   $  111,201              $1,043,478
 Accounts receivable, net of allowance for doubtful
   accounts of $183,336 (1996) and $95,000 (1995)             1,011,770               1,320,508
 Income tax refunds receivable                                   40,000                  40,000
 Prepaid expenses and other current assets                      106,522                 294,536
 Deferred tax asset                                             158,000                 158,000
                                                           ------------            ------------
 Total current assets                                         1,427,493               2,856,522
                                                           ------------            ------------

PROPERTY AND EQUIPMENT:
 Satellite receiving equipment                                  842,978                 785,718
 Computer equipment                                           6,325,511               6,158,855
 Communication equipment                                      2,582,607               2,437,279
 Furniture and fixtures                                         289,425                 256,260
 Leasehold improvements                                         353,076                 340,271
                                                           ------------            ------------
                                                             10,393,597               9,978,383
 Less accumulated depreciation
   and amortization                                           7,465,034               6,759,973
                                                           ------------            ------------
                                                              2,928,563               3,218,410
                                                           ------------            ------------
 Software development costs, net of
   accumulated amortization of
   $3,889,146 (1996) and $3,088,146 (1995)                    5,713,594               4,172,215

 Deposits and other assets                                      302,624                 275,693
                                                           ------------            ------------
TOTAL ASSETS                                                $10,372,274             $10,522,840
                                                           ------------            ------------
                                                           ------------            ------------

LIABILITIES AND
STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
 Note payable, bank, current                                    300,000                 100,000
 Capital lease obligations                                      196,634                 587,731
 Accounts payable                                             1,709,126               1,700,998
 Unearned revenue                                               466,441                 546,869
 Accrued expenses                                               631,573                 488,597
                                                           ------------            ------------
 Total current liabilities                                    3,303,774               3,424,195
                                                           ------------            ------------

 Note payable to bank, noncurrent                             1,175,000                 100,000

 Capital lease obligations, noncurrent                                0                 133,176

 Unearned revenue, noncurrent                                   155,481                 254,191
                                                           ------------            ------------
 Total liabilities                                            4,634,255               3,911,562
                                                           ------------            ------------

STOCKHOLDERS' EQUITY:
 Common stock, par value $.001; 10,000,000
   shares authorized; 7,281,452 (1996) and 7,185,732
   (1995) shares issued and outstanding                           7,281                   7,186
 Paid in capital                                             12,494,663              12,289,897
 Accumulated deficit                                         (6,763,925)             (5,685,805)
                                                           ------------            ------------
 Total stockholders' equity                                   5,738,019               6,611,278
                                                           ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $10,372,274             $10,522,840
                                                           ------------            ------------
                                                           ------------            ------------


    The accompanying notes are an integral part of the financial statements.

                               PC QUOTE, INC.
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                         FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                --------------------------------------
                                                    1996                     1995
                                                 (UNAUDITED)              (UNAUDITED)
                                                --------------------------------------
NET REVENUES
  Services                                        $12,883,133               $9,812,101
  Direct costs of services                          7,575,431                3,871,392
                                                  -----------               ----------
                                                    5,307,702                5,940,709
                                                  -----------               ----------

OPERATING COSTS AND EXPENSES
  Amortization of software development                801,000                  846,000
  Research and development                            543,292                  494,979
  Selling and marketing                             2,341,820                1,656,292
  General and administrative                        2,603,026                1,607,966
                                                  -----------               ----------
                                                    6,289,138                4,605,237
                                                  -----------               ----------

  OPERATING INCOME                                   (981,436)               1,335,472

OTHER INCOME (EXPENSE)
  Interest income                                       4,112                   18,437
  Interest expense                                   (100,796)                (169,682)
                                                  -----------               ----------
INCOME BEFORE INCOME TAXES                        ($1,078,120)              $1,184,227
  Provision for income taxes                                0                   30,392
                                                  -----------               ----------
NET INCOME(LOSS)                                  ($1,078,120)              $1,153,835
                                                  -----------               ----------
                                                  -----------               ----------
NET INCOME(LOSS) PER
  COMMON SHARE                                         ($0.15)                   $0.16
                                                  -----------               ----------
                                                  -----------               ----------

    The accompanying notes are an integral part of the financial statements.

                               PC QUOTE, INC.
                         STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                 FOR QUARTER ENDED SEPTEMBER 30,
                                            ----------------------------------------
                                                 1996                      1995
                                              (UNAUDITED)               (UNAUDITED)
                                            ----------------------------------------
NET REVENUES
  Services                                     $4,460,823                $3,389,336
  Direct costs of services                      3,075,128                 1,263,776
                                              -----------                ----------
                                                1,385,695                 2,125,560
                                              -----------                ----------

OPERATING COSTS AND EXPENSES
  Amortization of software development            308,000                   303,000
  Research and development                        197,281                   191,989
  Selling and marketing                           882,293                   539,540
  General and administrative                    1,081,249                   569,175
                                              -----------                ----------
                                                2,468,823                 1,603,704
                                              -----------                ----------

  OPERATING INCOME                             (1,083,128)                  521,856

OTHER INCOME (EXPENSE)
  Interest income                                       0                    11,635
  Interest expense                                (39,636)                  (56,674)
                                              -----------                ----------
INCOME BEFORE INCOME TAXES                    ($1,122,764)                 $476,817
  Provision for income taxes                            0                    30,392
                                              -----------                ----------
NET INCOME(LOSS)                              ($1,122,764)                 $446,425
                                              -----------                ----------
                                              -----------                ----------

NET INCOME(LOSS) PER
  COMMON SHARE                                     ($0.15)                    $0.06
                                              -----------                ----------
                                              -----------                ----------


    The accompanying notes are an integral part of the financial statements.

                                PC QUOTE, INC
                         STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                           FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                   ----------------------------------
                                                                       1996                   1995
                                                                   ------------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                        ($1,078,120)            $1,153,834
                                                                   -----------             ----------
 Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization of property and equipment           705,061                949,998
     Amortization of software development cost                         801,000                846,000
     Changes in assets and liabilities:
       Accounts receivable, net of allowance                           308,738               (806,701)
       Prepaid expenses and other current assets                       188,014                (29,687)
       Deposits and other assets                                       (26,931)              (169,751)
       Accounts payable                                                  8,128               (455,341)
       Unearned revenue                                               (179,138)             1,039,827
       Accrued expenses                                                142,976                 34,061
                                                                   -----------             ----------
   Total adjustments                                                 1,947,848              1,408,406
                                                                   -----------             ----------
   Net cash provided by operating activities                           869,728              2,562,240
                                                                   -----------             ----------

CASH FLOWS FROM INVESTING ACTIVTIES:
 Purchase of property and equipment                                   (415,214)              (831,975)
 Software development costs capitalized                             (2,342,379)            (1,531,163)
                                                                   -----------             ----------
   Net cash used by investing activities                            (2,757,593)            (2,363,138)
                                                                   -----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                204,861                132,640
 Principal payments under capital leases obligations                  (524,273)              (615,871)
 Principal payments on note payable to bank (old note)                (200,000)               (58,383)
 Proceeds from note payable to bank (new note)                       1,500,000                      0
 Principal payments on note payable to bank (new note)                 (25,000)                     0
                                                                   -----------             ----------
   Net cash used by financing activities                               955,588               (541,614)
                                                                   -----------             ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               (932,277)              (342,512)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD             1,043,478              1,384,086
                                                                   -----------             ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                  $  111,201             $1,041,574
                                                                   -----------             ----------
                                                                   -----------             ----------

------------------------------------------------------------------------------             ----------
------------------------------------------------------------------------------             ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid                                                      $ 100,796               $113,009
  Income taxes paid                                                  None                    None
------------------------------------------------------------------------------             ----------
------------------------------------------------------------------------------             ----------

  The accompanying notes are an integral part of the financial statements.

                              PC QUOTE, INC.
                       NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996

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

                                 ITEM 2

             _____________________________________________

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS:

FOR THE NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1996

Service revenues for the nine months and quarter ended September 30, 1996 increased 31.3% and 31.6%, respectively, from the same periods of 1995. The increase in service revenue continues from the release of a new product, PCW 6.0, in the Company's core and internet business.

Selling and marketing costs increased 41.4% and 63.5%, respectively, for the nine months and quarter ended September 30, 1996, over the same periods in 1995. The increase was due to the increase in commissions costs which relates to the increase in service revenues and advertising costs for core and internet products.

Direct costs of services for the nine months and quarter ended September 30, 1996 increased 95.7% and 143.3%, respectively, over the same periods last year. This reflects an increase in staffing levels in customer support and operations and royalty and communications costs related to the increase in volume. Additional technological infrastructure costs, principally staffing, equipment, and communications were incurred to invest in the growth of the core business and the internet operations.

Research and Development costs increased 9.8% and 2.8%, respectively, for the nine months and quarter ended September 30, 1996, from the corresponding periods in 1995. There was a increase in research costs related to additional staffing.

                                    ITEM 2

                _____________________________________________

                   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED):

FOR THE NINE MONTH  AND QUARTER ENDED SEPTEMBER 30, 1996


General and administrative expenses increased 61.9% and 89.9%, respectively, for the nine months and quarter ended September 30, 1996, from the same periods in 1995. The main increases were in salaries and related costs, due to additional staffing and reallocation of personnel to support major business opportunities. There was also an increase in the provision for doubtful accounts and shareholders services as compared to the same period in 1995.

Interest income decreased 77.7% and 100.%, respectively, for the nine months and quarter ended September 30, 1996, from the corresponding periods in 1995. Interest income decreased due to our use of cash over credit for some equipment needs.

Interest expense decreased 40.6% and 30.1%, respectively, for the nine months and quarter ended September 30, 1996 over the same periods in 1995. This reflects the switch to operating leases from capital leases.

                                    ITEM 2

                _____________________________________________

                   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES:

FOR THE NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1996

The company established a $1,500,000 five year Note, in addition to it's
$1,000,000 line of credit with the its' lender.   The company retired an
existing note on the balance sheet and consolidated the borrowings from the a line of credit. Investments in software development increased substantially due to the Company's targeted effort to launch more products on the internet. Financing activities used cash for capital lease obligations.

The Company believes general inflation does not materially impact its sales and operating results nor is it expected that the effect of existing tax reform will significantly affect the Company's future position, liquidity or operating results.

                                   PART II
                              OTHER INFORMATION
                              _________________


ITEM 5.  Other Information

     The Company has reached an agreement in principle with Physicians Insurance Company of Ohio, Inc. ("PICO"), which owns approximately 30% of the Company's outstanding shares of common stock. The proposed agreement, which is subject to the execution of definitive agreements, contemplates that PICO will invest $2.5 million cash in the Company in exchange for a Subordinated Convertible Debenture (the "Debenture") in the principal amount of $2.5 million with interest at 1% over prime. The Debenture would mature on December 31, 2001 and will be convertible at any time by PICO, or by the Company at the conclusion of the rights offering (discussed below) into 1.25 million shares of common stock of the Company.

     The Company and PICO also agreed in principle that the Company will offer, pro rata to its stockholders other than PICO, rights to purchase up to
1.25 million additional shares of the Company's common stock at an exercise price of $2.00 per share. It is contemplated that the rights offering and the shares underlying the rights would be registered with the Securities and Exchange Commission. The rights will be non-transferable and will expire thirty days from the date of issuance. PICO has agreed to exercise all rights which remain unexercised after termination of the rights period at the exercise price of $2.00 per share.

     The Company and PICO have agreed that the Company will obtain shareholder approval of the rights offering and an amendment to the Company's Certificate of Incorporation to increase its number of authorized common shares from 10,000,000 to 20,000,000 shares. The Company and PICO further agreed that within fourteen days from the closing of the debenture offering, the Board of Directors of the Company would be reconstituted to consist of Mr. Louis Morgan, Mr. Ronald Langley, Mr. Paul DiBiasio, Mr. John Hart and Mr. Michael Ellis. Messrs, Morgan, Langley and DiBiasio currently serve on the Company's Board of Directors.

     On October 30, 1996, the Company and Global Financial Information Corporation, (formerly Bridge Information Systems), amended their January 25, 1995 Agreement by eliminating Global's obligation to pay PC Quote approximately $150,000 per month for each of the first three months of 1997. Instead, Global shall pay the Company based on the per site pricing schedule which was to begin on April 1, 1997.

ITEM 6.
(a) EXHIBIT 27
(b) REPORTS ON FORM 8-K- NONE

                                 SIGNATURES
                                 __________


Pursant to the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC QUOTE, INC.
 (Company)



Date: November 10, 1996       By:   /s/ Louis J. Morgan
                                  --------------------------------
                                  Louis J. Morgan
                                  Chairman

                              By:   /s/ Michael A . Press
                                  --------------------------------
                                  Michael A. Press
                                  Vice President of Finance
                                  and Chief Financial Officer