Form 10-K
period 1996-12-31
PC QUOTE INC
filed 1997-03-31
CIK 745774

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

       [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

                          For the fiscal year ended December 31, 1996

                                          OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                            For the transition period from      to

                            Commission file number 0-13093


                                    PC QUOTE, INC.
                        Incorporated in the State of Delaware   FEIN 36-3131704

                             Principal Executive Offices:
                300 South Wacker Drive, #300, Chicago, Illinois 60606
                          Telephone Number:  (312) 913-2800

             Securities registered pursuant to Section 12(b) of the Act:
                                         NONE

             Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock, $.001 par Value

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

As of March 17, 1997, the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock as reported by the American Stock Exchange) on such date held by non-affiliates of the Registrant was approximately $12,853,094.

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.  Yes   X   No

As of March 17, 1997, there were 7,412,849 shares of Common Stock of the Registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE:  See Page 3

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in June 1997 are incorporated by reference into Part III hereof.

PART OF FORM 10-K                           DOCUMENT

PART I                                      None

PART II                                     None

PART III

ITEM 10  Directors, Executive Officers,     Company's Proxy Statement
         Promoters and Control Persons;     to be filed in connection with
         Compliance with Section 16(a)      its Annual Meeting of
         of the Exchange Act                Stockholders

ITEM 11  Executive Compensation             Company's Proxy Statement
                                            to be filed in connection with
                                            its Annual Meeting of
                                            Stockholders

ITEM 12  Security Ownership of              Company's Proxy Statement
         Certain Beneficial Owners          to be filed in connection with
         and Management                     its Annual Meeting of
                                            Stockholders

ITEM 13  Certain Relationships and          Company's Proxy Statement
         Related Transactions               to be filed in connection with
                                            its Annual Meeting of
                                            Stockholders

PART IV

ITEM 14  Exhibits and Reports               Exhibits as specified in Item
         on Form 8-K                        14 of this Report

                                    PC QUOTE, INC.

                                        PART I


ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

PC Quote, Inc. (the "Company" or the "Registrant") was incorporated in the State of Illinois on June 23, 1980 as On-Line Response, Inc. and was incorporated in Delaware on August 12, 1987. The Company provides real-time and delayed securities quotations and news to professional and consumer markets worldwide. Professional clients include brokerage firms, banks, insurance companies, fund managers, institutional and professional traders. The Company's "web site" offers non fee delayed quotes to all visitors and real time subscription market data services to fee based subscribers.

PRODUCTS AND SERVICES

The Company's executive offices are located in Chicago, Illinois. The Company also maintains sales offices in New York, San Diego, Dallas and Chicago.

GENERAL

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

PART I-ITEM 1. BUSINESS
PRODUCTS AND SERVICES, CONTINUED


                                     HYPERFEED-TM-

HyperFeed is the Registrant's digital real-time market data feed. It is broadcast at 112,000 bits per second and covers over 250,000 issues traded on 145 exchanges in 55 countries. HyperFeed also carries:

    -    Dynamic Nasdaq Level II market maker quotes

    - Dow Jones Composite News Service (up to 90-day retrieval of ninewires "Broadtape," Professional Investor Report, Capital Markets Report, International NewsWire, World Equities Report, European Corporate Report, Electronic Wall St. Journal, International Petroleum Reports, Federal Filings)

    -    Multiple levels of fundamental data

    -    Fixed income pricing

    -    Other types of fixed and dynamic financial data

HyperFeed underlies all of the Registrant's other products and services, which basically function to access, view and utilize HyperFeed data in different ways. To produce and transmit HyperFeed, PC Quote uses multiple redundant, high speed data circuits to gather ticker and news feeds from securities exchanges and other sources. The Sonet rings were introduced into three markets in 1996, which allows for 1,024,000 bps at shared communication rates that are lower than a standalone T-1 delivery. At the Registrant's production centers in Chicago and St. Louis, these feeds are directed into multiple redundant dynamic real-time databases from which HyperFeed is generated. The Registrant also generates other data feeds which are broadcast at 56,000 bps or 19,200 bps. These feeds, which are available at lower monthly costs, carry portions of the universe of data found on HyperFeed. They are not currently marketed by the Registrant, but are maintained for customers who began using them before HyperFeed became available in 1990.

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

PART I-ITEM 1. BUSINESS
PRODUCTS AND SERVICES, CONTINUED

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

SOFTWARE APPLICATIONS AND SERVICES MARKETED BY REGISTRANT

PC Quote 6.0 for Windows is a comprehensive suite of real-time professional trading tools. Running under Microsoft -TM- Windows -TM- 3.1 or Windows -TM-95, or Windows NT -TM-, PC Quote 6.0 offers unlimited quote pages, charting, technical analysis, searchable news, time of sale and quote, Nasdaq Level II market maker screens, dynamic data exchange into Microsoft-TM- Excel-TM-tickets, alerts, baskets and more.

PC Quote 6.0 can be fed by QuoteServers on the customer's local area network or on the Internet. Monthly fees for Internet service are lower than fees for local area network service; this makes PC Quote 6.0 more affordable around the world for individual investors and affords a wider range of the professional marketplace.

MarketSmart is a consumer-level, non-professional service that is available on the Internet's World Wide Web. Using leading World Wide Web "browsers" such as Netscape Navigator-TM- and Microsoft Internet Explorer -TM-, subscribers log in to Registrant-maintained "sites" on the Web to get unlimited real-time or 20-minute delayed quotes, charts, portfolio services, option pages, fund pages and other pages of market information. Unlike PC Quote 6.0, these pages are not dynamic; they present static snapshots of data, but can be refreshed manually at any time and as often as the subscriber wishes. Data is currently limited to U.S. and Canadian exchanges, although subscribers may be from any country.

PART I-ITEM 1. BUSINESS
PRODUCTS AND SERVICES, CONTINUED

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

A number of third party applications and services are also comarketed by the Registrant. These include FirstAlert-- charting and technical analysis FirstAlert-- software developed by Roberts-Slade, Inc., Market Guide fundamental Slade, Inc., databases, S&P Electronic Stock Guide, Comtex News and Dow Jones News.

In July of 1995, the Company established an internet web site offering free delayed quotes and other information to all visitors. During 1996 PC Quote began to sell advertising on its web site, provide market information for other web sites, offer development tools for internet-based applications, and form strategic relationships with other major internet players. The Company's expanded web site now offers, in addition to links to unlimited free delayed quote information, subscription fee real-time quote information, corporate profiles and press releases, information about PC Quote's products and services and paths for learning about and signing up for subscription services available on the site.

The Company's primary Internet Services include MarketSmart and PC Quote 6.0 for Windows ("Internet-based PC Quote 6.0") . MarketSmart, which was introduced in 1995, offers non-professional investors internet access to a range of quote viewing options. Internet-based PC Quote 6.0 is identical to the Company's PC QUOTE 6.0 for professional investors. Internet-based PC Quote provides data powered by HyperFeed such as unlimited quote pages, news, charts, technical analysis and time of sale quotes among other products.

Additionally, starting January 1997, queries to its web site are being shipped with Microsoft Excel 97 as the in the box' implementation of Microsoft Excel's new interactive Web Query technology.

PART I ITEM 1. BUSINESS
PRODUCTS AND SERVICES, CONTINUED

In addition to its own Web site the Company makes its data available to those accessing the Internet via on-line service providers through redistribution agreements with Microsoft Network. CompuServe Information Service, CompuServe. AT&T Interchange/Business Net, the Chicago Sun-Times, Apple e-word, and Newscorp/MCI Ventures. Redistribution agreements are essentially wholesaling arrangements whereby other organizations resell the Company's data to their customers. Redistributors differ from the Company's web site service in that redistributors have the Company's QuoteServer(s) at their operations center and the redistributor becomes responsible for end-user billing.

PC Quote realizes revenue from its Internet Services through subscription fees derived from real-time quotes, as well as from the sale of advertising on the free quote pages and MarketSmart.

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

The following products are registered trademarks: BasketMaker-Registered Trademark-, QuoteLan-Registered Trademark-, QuoteWare-Registered Trademark-, PriceWare-Registered Trademark- and QuoteBlaster-Registered Trademark-. The HyperFeed -TM- product is a servicemark of the Company.


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

PART I-ITEM 1. BUSINESS
PRODUCTS AND SERVICES, CONTINUED

SEASONALITY

The Company has not experienced any material seasonal fluctuations in its business. Barring any prolonged period of investor inactivity in trading securities, the Company does not believe that seasonality is material to its business activities.

RESEARCH AND DEVELOPMENT

The Company's system and programming employees expend their time and effort developing new software programs and expanding or enhancing existing ones. Development efforts focus on providing a solution to the informational and analytical needs of both the professional and private investors. Development activity has increased with the implementation of high level design and prototyping tools. The Company's continuing investment in software development consists primarily of enhancements for existing products and new technology relative to its Internet quote and data products and Windows based and network products. During the fiscal years ended December 31, 1996, 1995 and 1994, the Company expensed $706,618, $558,671 and $667,831, respectively, for research and development. See "Management Discussion and Analysis."

ENVIRONMENT

Compliance with federal, state, and local provisions with respect to the environment has not had a material adverse effect on the Company's capital expenditures, earnings, or competitive position.

EMPLOYEES

As of December 31, 1996, the Company employed 104 employees, none of whom are represented by a collective bargaining unit. The Company believes it has a satisfactory relationship with its employees. From time to time the Company retains the services of outside consultants on an hourly basis.

GOVERNMENT CONTRACTS

The Company has no material contracts with the Government.

BACKLOGS

Due to the nature of the business, backlogs are not a typical occurrence in the industry.

MAJOR CUSTOMERS

For information concerning the Company's major customers, see the discussion in the section of this report entitled "Management's Discussion and Analysis".

ITEM 2.  PROPERTIES

The Company's executive offices and data center are located in approximately 15,500 square feet of leased space on the 3rd floor of 300 South Wacker Drive, Chicago, Illinois. On September 1, 1994 a new lease was entered into for the Chicago offices, commencing on September 1, 1994 and expiring on December 31, 2004. Lease payments are subject to escalating base rent as well as adjustment for changes in real estate taxes and other operating expenses. (See Note 5 of Notes to Financial Statements.)

The Company also leases approximately 5,000 square feet of office space in Aurora, Illinois, through March 2000, 3,000 square feet of office space in New York City through May 1997, and a single office in San Diego, California through June 1997. ( See Note 5 of Notes to Financial Statements.)


ITEM 3.  LEGAL PROCEEDINGS

Richard F. Chappetto, a former officer of the Company, filed a complaint against the Company on December 31, 1996. The action entitled RICHARD F. CAPPETTO VS. P.C. QUOTE, INC., was filed in the Circuit Court of Cook County, Illinois bearing Case No. 96L015250, Mr. Chappetto's employment with the Company ceased on November 1, 1996. Mr. Chappetto's complaint alleges that the Company breached various verbal and written agreements by failing to pay certain commission, bonuses and severance pay and failing to provide him with certain stock options. Mr. Chappetto seeks monetary damages of approximately $680,000. The Company has filed a Motion to Dismiss a major portion of the complaint and is vigorously contesting the matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1996.

                                       PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following tables show for 1996 the high and low closing prices of the Company's Common Stock for the periods indicated, as reported by the American Stock Exchange. The following table shows for 1995 the representative high and low bid prices of the Company's Common Stock for the periods indicated as reported by National Quotation Bureau Inc.

                                                      TRADE
                                                      -----
1996 QUARTERLY INFORMATION                       HIGH      LOW
--------------------------                       ----      ---
First                                            16        8-3/8
Second                                           14-1/8    6-3/4
Third                                             8        3-7/8
Fourth                                            5-1/2    2-1/4


1995 QUARTERLY INFORMATION
--------------------------
First                                            1-3/4     1-1/16
Second                                           1-3/4     1-1/16
Third                                            8-1/2     1-7/8
Fourth                                          27-1/2     6-1/4

As of December 31, 1996, Company had 378 stockholders of record of its Common Stock.

DIVIDEND POLICY

Company has not paid dividends on its Common Stock and it does not presently anticipate making any such payments in the near future.

PART II - ITEM 6. SELECTED FINANCIAL DATA

ITEM 6.  SELECTED FINANCIAL DATA

                                                    1996            1995              1994             1993               1992
                                                ----------------------------------------------------------------------------------
INCOME DATA:
Net Sales                                       $ 17,032,164    $ 13,391,982      $ 12,903,645      $ 12,205,916       $10,950,769
Gross profit                                    $  5,908,644    $  7,700,031      $  6,496,441      $  5,860,869       $ 5,323,688
Income (loss) before income taxes               $ (3,091,705)   $  1,376,597      $    312,410      $    211,055       $   118,087
Net income (loss)                               $ (3,255,969)   $  1,512,239      $    305,410      $    185,407       $   118,087


BALANCE SHEET DATA:

Total assets                                    $ 11,554,070    $ 10,522,840      $  9,071,731      $  8,226,053       $ 7,312,733
Debt, long term                                 $  2,084,636    $    487,367      $  1,053,457      $  1,242,783       $ 1,038,463
Shareholders' equity                            $  5,331,577    $  6,611,278      $  4,830,369      $  4,427,444       $ 4,243,131


PER SHARE DATA:

Net Income (loss)                               $      (0.45)   $       0.21       $       0.04       $      0.03      $     0.017
Weighted average shares outstanding                7,248,000       7,263,000          6,966,000         7,103,000      $ 6,864,830




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The statements made herein that are not historical facts may contain forward-looking information that involve substantial risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Among the factors that could cause or contribute to such differences include the Company's ability to (i) obtain adequate financing to fund its current and future business strategies,
(ii) attract and retain its key employees, (iii) compete successfully against competitive products and services and (iv) the effect of economic and business conditions generally.

RESULTS OF OPERATIONS FOR 1996 COMPARED TO 1995

Service revenue increased 27% to $17,032,164 in 1996 from $13,391,982 in 1995. The increase in service revenue continues from the release of a new product in December 1995, PC Quote for Windows 6.0 in the Company's core and internet business. Net income decreased 315% to a loss ($3,255,969) in 1996 from $1,512,239 in 1995. The loss was due to significantly higher costs (Direct and Overhead departments) and Research and Development relative to revenue increases in the traditional business.

Direct cost of services increased approximately 95% to $11,123,520 in 1996 from $5,691,951 in 1995. This primarily reflects an increase in staffing levels in customer support and operations and royalty and communications costs related to the increase in volume in the core business. Additional technological infrastructure costs, principally, staffing, equipment and communications, were incurred in scaling up the core business and the internet operations for anticipated revenues which were not fully realized.

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, RESULTS OF OPERATIONS FOR 1996 COMPARED TO 1995, CONTINUED

Research and Development expenses increased approximately 26% to $706,618 in 1996 from $558,671 in 1995. The increase in research costs is related primarily to internet based projects.

Sales and marketing costs increased 36% to $3,078,384 in 1996 from $2,267,798 in 1995. The increase was due to the increase in commissions costs relating to the increase in service revenues and higher commission rate.

General and administrative costs increased 61% to $3,836,950 in 1996 from $2,384,336 in 1995. The main increases were in salaries and related costs due to additional staffing and reallocation of personnel to support major business opportunities. There was also an increase in the bad debt expense and shareholders services compared to 1995.

Interest income decreased 56% to $9,743 in 1996 from $22,037 in 1995. Interest income decreased due to the Company's use of cash over credit for some equipment needs.

Interest expense decreased 30% to $143,618 in 1996 from $205,435 in 1995. The decrease was primarily due to a decrease in the amount of outstanding capital lease indebtedness and a change in the use of capital leases to operating leases for financing customer server equipment.


RESULTS OF OPERATIONS FOR 1995 COMPARED TO 1994

Service revenue in 1995 increased 4% to $13,391,982 from $12,903,645 in 1994. This increase was due to the continuing success of the Company's core product line PC Quote for Windows 5.0 and the introduction of PC Quote for Windows 6.0 during the fourth quarter. Net income in 1995 increased 395% to $1,512,239 from $305,410 in 1994. The increase in net income was due to increased revenues, continued cost controls which began with the reorganiztion in 1994, an income tax credit of $135,642, and the increase in capitalization as the Company moved to finish new products for release in early 1996.

Direct cost of service decreased approximately 11% to $5,691,951 in 1995 from $6,407,204 in 1994. The decrease was due to the overall decrease in costs mainly related to the reallocation of resources into developmental capitalized costs.

Research and Development expenses decreased approximately 16% to $558,671 in 1995 from $667,831 in 1994. The Development Department has facilitated the development of new products for the Internet through the use of developmental productivity tools lowering the design phase and time to market. This effort has lead to the inroduction of the MarketSmart product

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, RESULTS OF OPERATIONS FOR 1995 COMPARED TO 1994, CONTINUED

offering and other Internet based services for 1996. The Company has continued to control R&D expenses.

Sales and marketing cost decreased 3% to $2,267,798 in 1995 from $2,341,529 in 1994. Sales costs have decreased during this period due to restructuring of compensation plans for the sales people and a reduction in the amount of advertising used in 1995. Sales have increased due to focusing on sales into niche markets such as firms interested in trading NASDAQ Level II securities. The fourth quarter also saw sales of the Company's new product PC Quote Windows 6.0 increase over the previous quarters.

General and administrative costs increased 43% to $2,384,336 in 1995 from $1,672,052 in 1994. The increases were due to higher equipment rental costs, related to the switch from capital leases to operating leases, increased one time consulting fees and exchange fees relating to move from the Emerging Market section of the American Stock Exchange to that of a fully listed AMEX Company. Compensation incurred in the establishment of the PC Quote Internet service.

Interest expense decreased 21% to $205,435 in 1995 from $257,240 in 1994. The decrease was primarily due to a decrease in the amount of outstanding capital lease indebtedness and a change in the use of capital leases to operating leases for financing customer server equipment.



LIQUIDITY AND CAPITAL RESOURCES

While the Company continued to generate positive cash flow from operating activities it decreased $3,142,271 from the prior year. Additional investments in equipment were $914,898 for the year ended December 31, 1996, versus $668,178 for the year ended December 31, 1995. These investments in equipment were necessary to take advantage of new technology. New equipment was also required to support the increased number of servers provided by the Company to new and expanding clients. New technology has provided for faster processing of the PC Quote's HyperFeed and better performance for the end users. Approximately 95% of the equipment investments were financed with operating leases in 1996 as compared to 60% in 1995. The cost of equipment leased under operating leases in 1996 was approximately $4,076,000.

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

In August 1996 the Company entered into an agreement with its lender providing for a $1,500,000 term loan, bearing interest at the lender's prime rate. Advances under the credit facility are secured by substantially all of the Company's assets. (See Note 2 of Notes to Financial Statements.)

In November 1996, the Company entered into an agreement with a 30% stockholder to issue $2,500,000 of subordinated convertible bonds due December 31, 2001. The document also contains an agreement for the related party to underwrite a stock rights offering by the Company to all stockholders (excluding the 30% related party) of 1,250,000 shares at $2 per share. (See Note 2 of Notes to Financial Statements).

Due to the decline in cash flow from Operating Activities, to levels expected to be insufficient for Working Capital, Capital Expenditures, and Debt Services, in February 1997, the Company hired a financial consultant to explore strategic alternatives to raise capital. Such a transaction might include a merger, a sale of substantially all or part of the Company's assets, a strategic relationship or joint venture with another technology or financial service firm. By securing additional capital, management believes that operations will generate sufficient cash to meet all capital requirements, there can be no assurance that such level of operations will be achieved in the near term. In addition, any funds raised may be costly to the Company and/or dilutive to stockholders. If the Company is not able to secure additional capital, the lack of funds may significantly limit the Company's ability to realize value from its assets and its product offerings, and its ability to continue its business as currently conducted. (See Note 14 in Notes to Financial Statements).

GLOBAL FINANCIAL SERVICES (FORMERLY BRIDGE INFORMATION SYSTEMS, INC.) AGREEMENT

The Company entered into an agreement with Global Financial Services, (formerly Bridge Information Systems) ("Global") on January 25, 1995, whereby the Company would provide domestic data to Global for $2,100,000 (1996) and $450,000 through March 31, 1997. For the remainder of the contract term, amounts will be charged on a per-site basis at December 31, 1996. In September 1996, the Company agreed to accelerate the termination date of the fixed fee portion of this agreement to January 1, 1997. (See Note 7 in the Notes to Financial Statements)

On July 6, 1995, Global divested 100% of its holdings of PC Quote, Inc. in a private sale to an unrelated party. (See Note 7 in Notes to Financial Statements)

MAJOR CUSTOMER

In December 1996, the Company discontinued providing services to Charles Schwab and Company that accounted for net revenues of approximately $1,693,000, $557,000, $591,000, in 1996,1995, and 1994, respectively.
For the fiscal year ending December 31, 1996, 1995, and 1994, Global accounted for revenues approximately of $3,414,000, $3,920,000, and $3,555,000, respectively.

SEGMENT INFORMATION

Information regarding segment information is incorporated herein by reference to
Note 12 of Notes to the Financial Statements, which appears elsewhere in this report.

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

OTHER

The Company believes general inflation does not materially impact its sales and operating results nor is it expected that the effect of current tax legislation will significantly affect its future financial position, liquidity or operating results. The Company has net operating loss carryforwards for federal income tax purposes of approximately $12,018,000 (and $3,600 for alternative minimum tax) which, if not previously utilized, will expire during the years 1999 through 2011. (See Note 4 of Notes to Financial Statements)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, the information called for by this Item is incorporated herein by reference to the "Index of Financial Statements", which appears elsewhere in this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL

There have been no changes or disagreements with accountants that would require disclosure.

                                       PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning directors and executive officers of the Company will be set forth in the Company's proxy statement to be used in connection with its June 1997 annual meeting of stockholders, which proxy statement will be filed with the Commission within 120 days after the end of the Company's last fiscal year, and such information is herein incorporated by reference thereto.


ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation will be set forth in Company's proxy statement to be used in connection with its June 1997 annual meeting of stockholders, which proxy statement will be filed with the Commission within 120 days after the end of Company's last fiscal year and such information is herein incorporated by reference thereto.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management will be set forth in Company's proxy statement to be used in connection with its June 1997 annual meeting of stockholders. The proxy statement will be filed with the Commission within 120 days after the end of Company's last fiscal year and such information is herein incorporated by reference thereto.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relations and related transactions will be set forth in Company's proxy statement to be used in connection with its June 1997 annual meeting of stockholders. The proxy statement will be filed with the Commission within 120 days after the end of Company's last fiscal year, and such information is herein incorporated by reference thereto.

                                  PART IV

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

    4(b) $2,500,000 Convertible Subordinated Debenture due 2001 issued by the
         Company to Physicians Insurance Company of Ohio, Inc., located after the Financial Statements of this report.

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

    10(g) Satellite Service Agreement dated June 12, 1991 between Company and SpaceCom Systems, Inc. incorporated by reference to Exhibit 10(r) to Company's Annual Report on Form 10-K for the year ended
          December 31, 1991.

    10(h) Amendment to satellite service agreement dated September 6, 1991 between Company and SpaceCom Systems, Inc. incorporated by reference to Exhibit 10(s) to Company's Annual Report on Form 10-K for the year ended December 31, 1991,

    10(i) Amendment to point-to-multipoint satellite network service agreement dated November 22, 1989 between Company and GTE SpaceNet Satellite Services Corporation incorporated by reference to
          Exhibit 10(v) to Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

    10(j) Amendment to satellite service agreement (exhibit 10(r)) dated
          October 4, 1993 between Company and SpaceCom Systems, Inc. incorporated by reference to Exhibit 10(z) to Company's Annual Report on Form 10-KSB for the year ended December 31, 1993.

    10(k) Satellite Service Agreement dated September 15, 1994 between
          Company and SpaceCom Systems, Inc. incorporated by reference to
          Exhibit 11(a) to Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    10(l) Satellite Service Agreement dated October 15, 1993 between
          Company and SpaceCom Systems, Inc. incorporated by reference to
          Exhibit 11(b) to Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    10(m) Satellite Service Agreement dated June 1, 1993 between Company and
          SpaceCom Systems, Inc. incorporated by reference to Exhibit 11(b) to Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    10(n) Vendor Agreement with Global Information Systems Inc. incorporated by reference to Exhibit 11(d) of Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    10(o) Lease regarding office space at 300 South Wacker Drive, Chicago,
          Illinois dated June 1, 1994, by and between Company and Markborough 300 WJ Limited Partnership, incorporated by reference to Exhibit 11(e) to Company's Annual Report on Form 10-SKB for the year ended December 31, 1994.

    10(p) Agreement dated November 14, 1996 between the Company and
          Physicians Insurance Company of Ohio, Inc. located after the Financial Statements of this report.

    10(q) Employment agreement dated July 16, 1996 between the Company and
          Howard Meltzer, located after the Financial Statements of this report.

    10(r) Employment agreement dated as of December 2, 1996 between the Company and Louis J. Morgan located after the Financial Statements of this report.

                                      SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC QUOTE, INC.
By:
      /s/ LOUIS J. MORGAN
--------------------------------------------------
Louis J. Morgan, Chairman


By:
    /s/ HOWARD MELTZER
-------------------------------------------------
Howard Meltzer President and Chief Operating Officer


By:
           /s/ MICHAEL PRESS
--------------------------------------------------------
Michael  Press Vice President, Finance, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      /s/ LOUIS J. MORGAN
---------------------------------------------
Louis J. Morgan, Director
March 31, 1997


      /s/ RONALD LANGLEY
----------------------------------------
Ronald Langley, Director
March 31, 1997

      /s/ PAUL DIBIASIO
----------------------------------------
Paul DiBiasio, Director
March 31, 1997

                                   C O N T E N T S


---------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORTS                             F1-2
---------------------------------------------------------------

FINANCIAL STATEMENTS

    Balance sheets                                       F3-4

    Statements of operations                               F-5

    Statements of stockholders equity                      F-6

    Statements of cash flows                              F7-8

    Notes to financial statements                        F9-19

    Auditors Opinion on Schedule II                       F-20
    Supplemental Schedule II                              F-21

---------------------------------------------------------------

                             INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
PC Quote, Inc.
Chicago, Illinois

We have audited the accompanying balance sheets of PC Quote, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PC Quote, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that PC Quote, Inc. will continue as a going concern. As more fully described in
Note 13, the Company has experienced significant operating losses, which has adversely affected the Company's current results of operations and liquidity.
 These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ McGladrey & Pullen, LLP
Schaumburg, Illinois
March 7, 1997

PC QUOTE, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To  the Board of Directors and Stockholders of PC Quote, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of PC Quote, Inc. for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion to these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

/s/ Cooper & Lybrand LLP
Chicago, Illinois
March 17, 1995

PC QUOTE, INC.

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

ASSETS                                                1996           1995
--------------------------------------------------------------------------------


Current Assets
  Cash                                            $  1,321,512   $  1,043,478
  Accounts receivable, less allowance for
  doubtful accounts
   1996 $234,000;  1995 $95,000                      1,100,253      1,320,508
  Income tax refunds receivable                         40,000         40,000
  Prepaid expenses and other current assets            185,071        294,536
  Deferred tax asset                                         -        158,000
                                                   ---------------------------

       TOTAL CURRENT ASSETS                          2,646,836      2,856,522
                                                   ---------------------------

Property and Equipment
  Satellite receiving equipment                        865,454        785,718
  Computer equipment                                 6,382,179      6,158,855
  Communication equipment                            2,656,057      2,437,279
  Furniture and fixtures                               293,240        256,260
  Leasehold improvements                               359,126        340,271
                                                   ---------------------------
                                                    10,556,056      9,978,383
  Less accumulated depreciation and amortization     7,791,849      6,759,973
                                                   ---------------------------
                                                     2,764,207      3,218,410
                                                   ---------------------------

Software Development Costs, net of accumulated
  amortization 1996 $3,600,204; 1995 $3,088,146      5,789,845      4,172,215
                                                   ---------------------------

Deposits and Other Assets                              353,182        275,693
                                                   ---------------------------



       TOTAL ASSETS                               $ 11,554,070   $ 10,522,840
                                                   ---------------------------
                                                   ---------------------------


See Notes to Financial Statements.

 LIABILITIES AND STOCKHOLDERS' EQUITY                                      1996             1995
----------------------------------------------------------------------------------------------------

Current Liabilities
  Note payable, bank, current                                          $   300,000      $   100,000
  Capital lease obligations, current                                       142,685          587,731
  Accounts payable                                                       1,774,390        1,616,404
  Accrued expenses                                                         918,918          573,191
  Income taxes payable                                                       6,264               -
  Unearned revenue                                                         995,600          546,869
                                                                       -----------------------------

     TOTAL CURRENT LIABILITIES                                           4,137,857        3,424,195
                                                                       -----------------------------

Note Payable, Bank, noncurrent                                           1,100,000          100,000
                                                                       -----------------------------

Convertible subordinated debenture bond payable, net
  of unamortized discount of $1,650,000                                    850,000                -
                                                                       -----------------------------

Capital Lease Obligations, noncurrent                                            -          133,176
                                                                       -----------------------------

Unearned Revenue                                                           134,636          254,191
                                                                       -----------------------------

Stockholders' Equity
  Common stock, $.001 par value;authorized 10,000,000 shares;
   issued and outstanding 1996 7,355,621; 1995 7,185,732                     7,356            7,186
  Additional paid-in capital                                            12,615,995       12,289,897
  Additional paid-in capital - convertible subordinated debenture        1,650,000                -
  Accumulated deficit                                                   (8,941,774)      (5,685,805)
                                                                       -----------------------------
     TOTAL STOCKHOLDERS' EQUITY                                          5,331,577        6,611,278
                                                                       -----------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $11,554,070      $10,522,840
                                                                       -----------------------------
                                                                       -----------------------------


PC QUOTE, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                        1996                 1995                 1994
--------------------------------------------------------------------------------------------------------------------------

Net revenues:
  Services                                                         $ 17,032,164       $  11,417,388         $ 9,548,971
  Services - related party                                                  -             1,974,594           3,354,674
                                                                    -----------------------------------------------------
                                                                     17,032,164          13,391,982          12,903,645
Direct cost of services                                              11,123,520           5,691,951           6,407,204
                                                                    -----------------------------------------------------
                                                                      5,908,644           7,700,031           6,496,441
                                                                    -----------------------------------------------------

Operating costs and expenses:
  Amortization of software development costs                          1,244,522             929,231             972,000
  Research and development                                              706,618             558,671             667,831
  Selling and marketing                                               3,078,384           2,267,798           2,341,529
  General and administrative                                          3,836,950           2,384,336           1,672,052
  Restructuring                                                              -                  -               314,260
                                                                    -----------------------------------------------------
                                                                      8,866,474           6,140,036           5,967,672
                                                                    -----------------------------------------------------

     OPERATING INCOME (LOSS)                                         (2,957,830)          1,559,995             528,769
                                                                    -----------------------------------------------------

Financial income (expense):
  Interest income                                                         9,743              22,037              40,881
  Interest expense                                                     (143,618)           (205,435)           (257,240)
                                                                    -----------------------------------------------------
                                                                       (133,875)           (183,398)           (216,359)
                                                                    -----------------------------------------------------

     INCOME (LOSS) BEFORE INCOME TAXES                               (3,091,705)          1,376,597             312,410

Income taxes (credits)                                                  164,264            (135,642)              7,000
                                                                    -----------------------------------------------------

     NET INCOME (LOSS)                                             $ (3,255,969)      $   1,512,239         $   305,410
                                                                    -----------------------------------------------------
                                                                    -----------------------------------------------------

Net income (loss) per share                                        $      (0.45)      $        0.21          $     0.04

Weighted average number of common and common
  equivalent shares outstanding                                       7,248,000           7,263,000           6,996,000


See Notes to Financial Statements.


PC QUOTE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                               Additional  Cumulative
                                                                                Paid-in      Foreign
                                          Common      Common    Additional      Capital     Currency
                                            Stock      Stock       Paid-in    Convertible  Translation  Accumulated
                                          Shares      Amount       Capital    Debentures   Adjustment      Deficit        Total
----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1993            6,865,130     $6,865    $11,921,235   $        -      $2,798    ($7,503,454)    $4,427,444

  Net income                                   -          -              -            -           -        305,410        305,410
  Issuance of common stock               104,044        104        100,209            -           -              -        100,313
  Translation adjustment                       -          -              -            -      (2,798)             -         (2,798)
                                       -------------------------------------------------------------------------------------------

Balances, December 31, 1994            6,969,174      6,969     12,021,444            -           -     (7,198,044)     4,830,369

  Net income                                   -          -              -            -           -      1,512,239      1,512,239
  Issuance of common stock               216,558        217        268,453            -           -              -       (268,670)
                                       -------------------------------------------------------------------------------------------

Balances, December 31, 1995            7,185,732      7,186     12,289,897            -           -     (5,685,805)     6,611,278

  Net (loss)                                   -          -              -            -           -     (3,255,969)    (3,255,969)
  Issuance of convertible debentures           -          -              -    1,650,000           -              -      1,650,000
  Issuance of common stock               169,889        170        326,098            -           -              -        326,268
                                       -------------------------------------------------------------------------------------------

Balances, December 31, 1996            7,355,621     $7,356    $12,615,995   $1,650,000      $    -    $(8,941,774)    $5,331,577
                                       -------------------------------------------------------------------------------------------
                                       -------------------------------------------------------------------------------------------

See Notes to Financial Statements.

PC QUOTE, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                        1996            1995           1994
---------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net income (loss)                                                 $(3,255,969)    $1,512,239     $  305,410

  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization of property and equipment            1,230,809      1,289,506      1,493,054
   Provision for doubtful accounts                                      734,346        361,369        156,140
   Amortization of software development costs                         1,244,522        929,231        972,000
   Deferred income taxes                                                158,000       (158,000)             -
   (Gain) loss on disposal of equipment                                  52,206        (15,975)        31,718
   Changes in assets and liabilities:
    Accounts receivable                                                (514,091)    (1,126,643)      (263,977)
    Accounts receivable - related party                                       -        287,334        165,721
    Income tax refunds receivable                                             -        (40,000)             -
    Prepaid expenses and other current assets                           109,465         20,257        (35,717)
    Deposits and other assets                                           (77,489)      (100,074)       (44,921)
    Accounts payable                                                    157,986        266,669        398,806
    Accrued expenses                                                    345,727        108,480        101,499
    Unearned revenue                                                    329,176        224,418        (30,316)
    Income taxes payable                                                  6,264              -              -
                                                                     -----------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                          416,540      3,558,811      3,249,417
                                                                     -----------------------------------------

Cash Flows From Investing Activities
  Purchase of property and equipment                                   (914,898)      (668,178)    (1,085,746)
  Proceeds from sale of equipment                                       190,498         15,975              -
  Software development costs capitalized                             (2,862,152)    (2,586,519)    (1,580,844)
                                                                     -----------------------------------------
     NET CASH (USED IN) INVESTING ACTIVITIES                         (3,586,552)    (3,238,722)    (2,666,590)
                                                                     -----------------------------------------

Cash Flows From Financing Activities
  Proceeds from issuance of common stock                                326,268        268,670        100,313
  Proceeds from notes payable                                         2,500,000              -              -
  Proceeds from issuance of subordinated
   convertible debentures                                             2,500,000              -              -
  Principal payments under capital lease obligations                   (578,222)      (829,367)      (838,710)
  Principal payments on note payable, bank                           (1,300,000)      (100,000)      (100,000)
                                                                     -----------------------------------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              3,448,046       (660,697)      (838,397)
                                                                     -----------------------------------------

Effect of exchange rate changes on cash and cash equivalents                  -              -         14,686
                                                                     -----------------------------------------

     Net increase (decrease) in cash and cash equivalents               278,034       (340,608)      (240,884)

Cash and cash equivalents:
  Beginning                                                           1,043,478      1,384,086      1,624,970
                                                                     -----------------------------------------

  Ending                                                            $ 1,321,512     $1,043,478     $1,384,086
                                                                     -----------------------------------------
                                                                     -----------------------------------------


                                     (continued)


PC QUOTE,INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                          1996          1995           1994
----------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information
  Interest paid                                                       $ 143,618       $205,435       $259,818
  Income taxes paid                                                       1,000         37,950              -

Supplemental Schedule of Noncash Investing and Financing
  Activities
  Capital lease obligations incurred for purchase of equipment                -              -        911,474
  Additional paid-in-capital from issuance of subordinated
  convertible debenture bonds                                         1,650,000              -              -


See Notes to Financial Statements.

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company maintains a real-time database of last sale, bid/ask, and historical prices of more than 225,000 security issues, including stocks, major stock indices, options on stocks and indices, Level I NASDAQ-quoted stocks, Level II NASDAQ market maker quotes, mutual funds, money market funds, futures contracts and options on futures contracts, traded on all U.S. stock, option and commodity exchanges. Also covered are exchange-traded issues from over 36 other countries in Europe and Asia. The Company generates a digital data stream from the Company's database and broadcasts it to the customer's personal computer. The Company's software applications, running on the user's computer, process the data stream to allow the user to monitor securities on an on-going real-time basis. They also create in the user's computer a complete database of trading symbols, continuously updated by the data stream. This database gives the user instant access to security prices.

The Company's continuing investment in software development consists primarily of enhancements for existing products and new technology relative to the new family of Internet quote and data products and Windows based and network products.

The Company's customer base consists primarily of professional investors, securities brokers, dealers and traders, and portfolio managers. The Company performs ongoing credit evaluations of its customers as well as requiring certain collateral. Customers are located primarily in the United States and North America, but also in Europe, Central and South America, and the Pacific Rim.

Significant accounting policies are as follows.

ACCOUNTING  ESTIMATES:   The preparation of the financial statements in
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION: The accompanying financial statements for 1994 include the accounts of PC Quote, Inc. and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. In 1994, as part of a restructuring plan, the activities of the subsidiary were discontinued.

CASH AND CASH CONCENTRATION: The Company considers all highly liquid debt investments with a maturity of three months or less when purchased to be cash equivalents. The Company typically invests excess cash in a money market account which is at a financial institution which management believes has a strong credit rating.

PROPERTY AND EQUIPMENT:  Property and equipment are stated at cost.
Depreciation on owned assets is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives or the terms of the respective leases. Amortization of leased assets is included with depreciation on owned assets.

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Maintenance and repair costs are charged to earnings as incurred. Costs of improvements are capitalized. Upon retirement or disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in the statements of income.

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

PC Quote, Inc.'s policy is to amortize capitalized software costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight line method over the remaining estimated economic life of the product including the period being reported on, primarily five years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term.

FINANCIAL INSTRUMENTS: The Company has no financial instruments for which the carrying value materially differs from fair value.

INCOME TAXES: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

REVENUE RECOGNITION: Revenues from service contracts are recognized as the contracted services are rendered. The Company bills for services one month in advance; billings are due within 30 days. The unearned revenue has been reflected net of the related receivables on the balance sheet. Customers' deposits or prepayments are classified as unearned revenue. Customers' deposits on contracts greater than one year are classified as long-term unearned revenue.

COMPUTATION OF NET INCOME PER SHARE: Net income (loss) per share is based upon the weighted average number of shares of common stock outstanding, and when dilutive, common equivalent shares from stock options and warrants (using the treasury stock method).

PC QUOTE, INC.

NOTES TO FIANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION: Results of operations for the subsidiary during 1994 are translated using the average exchange rate during the period. Resulting translation adjustments are recorded in a separate component of stockholders' equity, cumulative foreign currency translation adjustment. In conjunction with a restructuring in the third quarter of 1994, the Company's only foreign subsidiary was closed down and the cumulative foreign currency translation adjustment was written off as part of the loss.

RECLASSIFICATION: Certain items in the 1995 balance sheet and related statement of cash flows have been reclassified, with no effect on net income, to be consistent with the classifications adopted for December 31, 1996.

NOTE 2.  NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

The Company has a $1,500,000 term loan with a bank, payable in monthly installments of $25,000 plus interest at prime (prime was 8.25% at December 31, 1996). The loan is collateralized by substantially all assets of the Company. At December 31, 1996, the outstanding balance was $1,400,000.

The Company has an agreement with a bank providing for a $1,000,000 revolving line of credit. The line of credit is collateralized by the same assets as the term loan. There were no borrowings outstanding at December 31, 1996. The line of credit subsequently expired in February 1997.

In November 1996, the Company entered into an agreement with a 30% stockholder to issue $2,500,000 of subordinated convertible debenture bonds due December 31, 2001. The bonds bear interest at prime plus 1%. Interest is payable semiannually beginning January 1, 1998. The bonds contain a conversion feature allowing the holder to convert the principle amount to 1,250,000 shares of common stock at $2 per share. The document also contains an agreement for the related party to underwrite a stock rights offering by the Company to all stockholders (excluding the 30% related party) of 1,250,000 shares at $2 per share. The conversion feature has been determined to have a value of $1,650,000. The value of the conversion was recorded as additional paid-in capital and a discount on the bonds was recorded.

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Other information with respect to the plan is as follows:

                                                                     Weighed
                                                                     Average
                                                    Number of       Price Per
                                                    Shares             Share
                                                   --------------------------
Balance, December 1, 1993                           515,816           1.20
 Granted                                              2,500           1.56
 Exercised                                         (104,044)         (1.30)
 Canceled                                           (20,759)         (0.88)
                                                   --------------------------
Balance, December 31, 1994                          393,513           1.30
 Granted                                            261,435           4.57
 Exercised                                         (166,282)         (1.06)
 Canceled                                           (29,000)         (1.50)
                                                   --------------------------
Balance, December 31, 1995                          459,666           3.70
 Granted                                            130,000           4.94
 Exercised                                          (89,663)         (1.41)
 Canceled                                           (60,000)         (3.88)
                                                   --------------------------
Balance, December 31, 1996                          440,003           4.51
                                                   --------------------------
                                                   --------------------------


                                                                    Shares
                                                   Exercisable     Available
                                                     Shares        for Grant
                                                   --------------------------
December 31, 1996                                   157,338        559,997
December 31, 1995                                   145,001        540,334
December 31, 1994                                   279,147        502,143

The options granted under the plan become exercisable at an annual cumulative rate of one-third of the total number of options granted. The price for options outstanding at December 31, 1996, ranged from $.8750 to $15.125 per share.

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3.  STOCK OPTIONS AND WARRANTS (CONTINUED)

As permitted under generally accepted accounting principles, grants under the plan are accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date. Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, (which became effective for grants issued beginning in 1995) reported net income (loss) and net income
(loss) per share would have been as follows:


                                                                    Earnings                     Earnings
                                                    1996            per Share     1995           per Share
                                                ----------------------------------------------------------

Net income (loss)                              $(3,255,969)       $  (0.45)   $1,512,239         $  0.21
Compensation expense related to stock
 options granted                                  (628,141)          (0.09)      (83,589)          (0.01)
                                                 ---------------------------------------------------------
Adjusted net income
(loss)                                         $(3,884,110)       $  (0.54)   $1,428,650         $  0.20
                                                ----------------------------------------------------------
                                                ----------------------------------------------------------



The fair value of each grant is estimated using the Black-Scholes option-pricing model with the following assumptions for 1996 and 1995, respectively: an expected life of three years, dividend rate of 0%, and risk-free interest rate of 6% for both years; turnover rates of 23 and 27%, and a volatility factor of 81 and 99%.

A further summary about options outstanding at December 31, 1996, is as follows:



                                                          Weighted                                  Exercisable
                                                          Average       Weighted                      Weighted
                                                         Remaining       Average                      Average
                                          Number         Contractual    Exercise       Number         Exercise
Range of Exercise Prices                 Outstanding       Life           Price      Exercisable       Price
----------------------------------------------------------------------------------------------------------------


            .8750 to .9375                 21,500           1.00        $0.8750         21,500       $0.8750
                 1.4375                    80,837           4.00         1.4349         46,673        1.4375
             2.0 to 2.625                  52,166           3.21         2.2436         30,499        2.0000
              5.25 to 7.125               283,000           4.39         5.9885         58,666        6.3856
                 15.125                     2,500           4.00        15.1250              -             -
                                        ----------------                            --------------
                                          440,003                                      157,338
                                        ----------------                            --------------
                                        ----------------                            --------------

On February 25, 1993, the Company issued warrants entitling the holders to purchase 74,500 shares of common stock at a price of $1.25 per share and 12,500 shares of common stock at a price of $1.00 per share. During the year ended December 31, 1996, 50,000 shares at $1.25 per share were exercised. During the year ended December 31, 1995, 24,500 shares at $1.25 per shares and 12,500 shares at $1.00 per share were exercised. No warrants were previously exercised.

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  INCOME TAXES

The deferred tax assets and liabilities consist of the following components as of December 31, 1996 and 1995:

                                                           1996        1995
                                                       -----------------------

Deferred tax assets:
 Unearned revenue                                     $  384,300   $  272,400
 Receivable allowances                                    79,700       32,300
 Property and equipment                                   98,800       29,700
 Accrued expenses                                         45,900       35,600
 Net operating loss carryforwards                      4,100,060    2,683,200
 Research and development credit carryforward            106,000       44,100
                                                       -----------------------
                                                       4,814,760    3,097,300
 Valuation allowance                                   2,864,700    1,525,100
                                                       -----------------------
                                                       1,968,500    1,575,800
                                                       -----------------------

Deferred tax liabilities:
 Software capitalization                               1,968,500    1,417,800
                                                       -----------------------

 Net current deferred tax asset                       $        -   $  158,000
                                                       -----------------------
                                                       -----------------------

The deferred tax assets and the valuation allowance at December 31, 1995, have been increased by $319,300 from the amounts previously reported due to additional tax deductions determined upon filing the 1995 tax return.

The components of income (loss) before income taxes are as follows:

                                         1996           1995         1994
                                       ------------------------------------
Foreign                                $      -       $      -    $     950
Domestic                                (3,091,705)    1,376,597    311,460
                                       ------------------------------------
                                       $(3,091,705)   $1,376,597  $ 312,410
                                       ------------------------------------
                                       ------------------------------------

Income tax expense (credits) for the years ended December 31, 1996, 1995, and 1994, consists of the following:

                                         1996           1995          1994
                                        ------------------------------------

Current:
  Foreign                             $       -      $       -      $     -
  State and local                          6264          22358         7000
Deferred                                 158000        (158000)           -
                                      --------------------------------------
                                      $ 164,264      $(135,642)     $ 7,000
                                      --------------------------------------
                                      --------------------------------------

Reconciliations of income tax expense computed at the statutory federal income tax rate to the Company's income tax expense for the years ended December 31, 1996, 1995 and 1994, are as follows:

                                                1996        1995       1994
                                             ----------------------------------

Statutory rate provision                     $(1,051,200)  $ 468,000   $103,800
Increase (decrease) resulting from:
  Utilization of net operating loss                  -          -       (95,700)
  Nondeductible expenses                          26,000      11,000     11,000
  State income taxes (net of federal benefit)      4,100      14,800      4,500
  Change in valuation allowance                1,200,460    (551,100)
Other                                            (15,096)    (78,442)   (16,600)
                                             ----------------------------------
                                             $   164,264   $(135,642)  $  7,000
                                             ----------------------------------
                                             ----------------------------------

The valuation allowance for the years ended December 31, 1996 and 1995, was also increased by $124,300 and $235,300 with regard to unrealized income tax benefits related to incentive employee stock options.

At December 31, 1996, the company had federal income tax net operating loss carryforwards of approximately $12,059,000 for federal income tax purposes and approximately $9,794,000 for the alternative minimum tax. The net operating loss carryforwards will expire, if not previously utilized, as follows: 1999 $546,000; 2000 $1,370,000; 2001, $1,539,000; 2002 $560,000; 2003 $79,000; and
thereafter $7,965,000.

Approximately $1,058,000 of these net operating losses relates to exercise of incentive employee stock options and will be credited directly to stockholders' equity when realized. The company also had research and development credits of $106,000 which will expire in years 2010 to 2011 if not previously utilized. The future utilization of these net operating losses and research and development credits may be limited due to changes in Company ownership.

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.  LEASE COMMITMENTS AND SUBSEQUENT EVENTS

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

Future minimum lease payments for the Company as lessee are as follows as of December 31, 1996:

                                                           Capitol   Operating
                                                           Leases      Leases
                                                         ----------------------
Years ending December 31:
    1997                                                   $172,580  $2,746,484
    1998                                                              2,374,614
    1999                                                                834,968
    2000                                                                 97,377
    2001                                                                 85,022
Thereafter                                                              369,074
                                                         ----------------------
   Total minimum lease payments                             172,580   $6,507,539
Less amount representing interest (at 6% to 7.7%)            29,895   ----------
                                                          ---------   ----------
Present value of net minimum lease payments, due currently $142,685
                                                          ---------
                                                          ---------


Assets under capital leases, included as property and equipment, are as follows at December 31:

                                                      1996         1995
                                                  -------------------------

Equipment:
Satellite receiving                              $  273,600     $  273,600
  Communication                                   1,907,626      1,907,626
  Computer                                        3,576,736      3,576,736
  Furniture and fixtures                            156,944        156,944
                                                  -------------------------
                                                  5,914,906      5,914,906
Accumulated amortization                          5,209,342      4,786,700
                                                  -------------------------
                                                 $  705,564     $1,128,206
                                                  -------------------------
                                                  -------------------------

Rent expensed, under operating leases amounted to $2,408,879, $662,947 and $443,092 for the years ended December 31, 1996, 1995 and 1994, respectively.

Subsequent to December 31, 1996, the Company entered into various operating lease agreements requiring monthly payments totaling $22,411 through January 2000. The leases result in additional commitments as follows: 1997 $227,023; 1998 $268,935; 1999 $268,935; 2000 $43,595.

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.  OTHER COMMITMENTS

Under a Satellite Network Service agreement which expires in November 1997, the Company is required to pay an annual base fee of approximately $456,000 plus related service fees. The Company expensed $653,083, $478,480 and $483,697 in 1996, 1995 and 1994, respectively, for the base fee plus related service fees.

Under an agreement for satellite transmission services, including "FM3" satellite transmissions, the Company is required to pay a monthly base fee of $52,888 through January 2006 plus related service fees. The Company expensed $618,648, $457,650 and $403,763 for the years ended December 31, 1996, 1995 and
1994, respectively, for these services.

NOTE 7. MAJOR CUSTOMER, RELATED PARTY AND TRANSACTIONS WITH GLOBAL FINANCIAL SERVICES, FORMERLY BRIDGE INFORMATION SYSTEMS

Global Financial Services (Global), formerly Bridge Information Systems owned 1,523,573 shares of the Company's common stock. The Company had net services to Global which comprised 10% or more of total net services for the years ended December 31, 1996, 1995 and 1994. These services totaled approximately $3,414,000, $3,920,000 and $3,355,000, respectively. The trade receivable balances due from Global at December 31, 1996 and 1995, were approximately $10,700 and $379,000, respectively.

On January 25, 1995, the Company entered into an agreement with Global, whereby the Company would provide domestic data to Global for $2,100,000(1996)and $450,000 through March 31, 1997. For the remainder of the contract term, amounts will be charged on a per-site basis at December 31, 1996. In September 1996, the Company agreed to accelerate the termination date of this agreement to January 1, 1997.

On July 6, 1995, Global divested 100% of its holdings of PC Quote, Inc. in a private sale to an unrelated party. The stock transaction did not affect the business agreements between Global and the Company. Revenues from Global are reflected as services - related party through the date of the divestiture. Subsequent sales are included with service revenue. Likewise receivables from Global through that date are reflect as accounts receivable, related party.

In December 1996, the Company discontinued providing services to another significant customer that accounted for net revenues of approximately $1,693,000, $557,000, and $591,000 in 1996, 1995, and 1994, respectively.

NOTE 8.  DEFINED CONTRIBUTION PLAN

In 1993, the Company established a 401(k) retirement savings plan for employees meeting certain eligibility requirements. Under the Plan, the Company is required to match employee contributions at 25% of the first 5% contributed by an employee. The Company recorded expenses related to its matching of contributions of approximately $30,000, $22,300 and $32,600 for the years ended December 31, 1996, 1995 and 1994, respectively.

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9.  EMPLOYEE STOCK PURCHASE PLAN

In 1995, the Company established an employee stock purchase plan and reserved 100,000 shares of its common stock. The Plan allows employees to have up to 10% of their annual salary withheld to purchase common stock of PC Quote, Inc. on the final day of each quarter at 85% of the market price on either the first or last day of the quarter, whichever is lower. Shares sold to employees totaled 30,228 and 13,376 for the years ended December 31, 1996 and 1995, respectively.

NOTE 10. LITIGATION

On December 31, 1996, a lawsuit was filed against the Company, by a former officer, alleging breach of various verbal and written agreements by failing to pay certain commissions, bonuses and severance pay and failing to provide him with certain stock options. The lawsuit seeks monetary damages of approximately $680,000. The Company's legal counsel has indicated that the outcome of the lawsuit cannot be determined at this time. Management believes the claim is without merit; accordingly, no provision has been made in the financial statements for any loss that may result from litigation.

NOTE 11. RESTRUCTURING

The results of operations for 1994 include charges of $314,260 ($0.045 per share) for costs associated with a reduction of headcount, the closure of the foreign subsidiary and the movement of corporate headquarters. These charges were recorded in the third quater of 1994. This restructuring resulted in a workforce reduction of approximately 10 employees ($149,000), and write off of leasehold improvements and equipment on prior corporate headquarters ($75,100) in the U.S. operations. Restructuring cost related to the U.K. operation include employee costs ($59,360), write-down of equipment ($15,000) and miscellaneous other costs ($15,800). The customers previously serviced by the U.K. subsidiary are now being serviced by the U.S. operations.

NOTE 12. FOURTH QUARTER ADJUSTMENTS

Based on its periodic review of the software capitalization, the Company determined in the fourth quarter of 1996 and 1995 that certain adjustments were appropriate to properly reflect the capitalization of development costs relating to products which had reached technological feasibility during 1996 and 1995.
In addition, during the fourth quarters, the Company determined that adjustments to certain other accounts were necessary. The net effect of these fourth quarter adjustments did not materially effect the operating results of the first three quarters.

NOTE 13. GEOGRAPHIC INFORMATION

Operating profit by geographic area is total operating revenue less expenses which are deemed to be related to the unit's operating revenue.

Information about the Company's operations by geographic area for the year ended December 31, 1994 are as follows:

                                                                   Purchase of
                                                                    Property,
                   Net Service       Operating      Depreciation    Plant and
                    Revenues         Profit/Loss       Expense      Equipment
------------------------------------------------------------------------------

United States      $ 12,345,752       $ 534,415     $ 1,441,612    $ 1,085,746
United Kingdom          557,893          (5,646)         51,442
                    ----------------------------------------------------------
                   $ 12,903,645       $ 528,769     $ 1,493,054    $ 1,085,746
                    ----------------------------------------------------------
                    ----------------------------------------------------------

PC QUOTE

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTES 14.     MANAGEMENT'S PLANS AND INTENTIONS FOR CONTINUING OPERATIONS

The Company incurred a loss of approximately $3,256,000 for the year ended December 31, 1996, and as of December 31, 1996, had an accumulated deficit of approximately $8.9 million and deficit working capital of $1.5 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has taken several actions to address these circumstances.

In November 1996, the Company entered into an agreement with a 30% stockholder to issue $2.5 million in subordinated convertible debenture bonds. The document also contains an agreement for the related party to underwrite a stock rights offering by the Company to all stockholders (excluding the 30% related party) of 1,250,000 shares at $2.00 per share.

In February 1997, the Company hired a financial consultant to explore strategic alternatives which may be available to the Company with the purpose of enhancing stockholder value. Such a transaction might include a merger, a sale of substantially all or part of the Company's assets, a strategic relationship or joint venture with another technology or financial service firm or the exploration of various financing alternatives to further fund the Company's business.

PC QUOTE, INC.

REPORT OF INDEPENDENT ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Board of Directors
PC Quote, Inc.
Chicago, Illinois

Our audit of the financial statements of PC Quote, Inc. as of and for the years ended December 31, 1996 and 1995 included the 1996 and 1995 information on Schedule II contained herein. Such schedule is presented for purposes of complying with the Security and Exchange Commission's rule and is not a required part of the basic financial statements. In our opinion, such schedule presents fairly the information set forth therein in conformity with generally accepted accounting principles.

McGLADREY & PULLEN, LLP

Schaumburg, Illinois
March 7, 1997

   REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors
PC Quote, Inc.

Our report on the statement of operations, stockholder equity, and cash flows of PC Quote, Inc. and Subsidiary for the year ended December 31, 1994 is included on page F-2 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule for the year ended December 31, 1994 listed in the index on page of the Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, represents fairly, in all material aspects, the information required to be included herein.


COOPERS & LYBRAND LLP
 Chicago,  Illinois

March 17, 1997


PC QUOTE, INC.

         SUPPLEMENTAL SCHEDULE II TO THE  FINANCIAL STATEMENTS


              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Years Ended December 31, 1996, 1995 and 1994


                          Balance at
DESCRIPTION               Beginning of  Charged to   Deductions      Balance at
                          Period        Operations   from            End of
                                                     Reserves        Period
                          -----------------------------------------------------
Allowance for doubtful
accounts-trade receivable
in the balance sheets:

       1996                95,000        734,346       (595,346)       234,000
       1995               100,000        361,369       (366,369)        95,000
       1994                49,000        156,140       (105,140)       100,000


         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


The Company's financial statements for the period ending December 31, 1996 and December 31, 1995 were audited by McGladrey & Pullen, L.L.P. The Company's financial statements for the year ended 1994 were audited by Coopers & Lybrand L.L.P.