Form 10-K/A
period 1996-12-31
PC QUOTE INC
filed 1997-04-30
CIK 745774

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE:  See Page 3

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 1997 are incorporated by reference into Part III hereof.

PART OF FORM 10-K                           DOCUMENT

PART I                                      None

PART II                                     None

PART III                                    None

PART IV

ITEM 14  Exhibits and Reports               Exhibits as specified in Item
         on Form 8-K                        14 of this Report

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

    During the year ended December 31, 1996, the Company's Board of Directors was comprised of Louis J. Morgan, M. Blair Hull, Paul DiBiasio, Ronald Langley and Alexander Piper III. Messrs. Hull and Piper resigned as directors in December 1996 and Mr. DiBiasio resigned in April 1997. The current directors and executive officers of the Company, and their ages and positions as of April 28, 1997 are as follows:

NAME               AGE  POSITION
Louis J. Morgan    60   Chairman of the Board of Directors,
                        Chief Executive Officer and Treasurer
Ronald Langley     52   Director
Howard C. Meltzer  44   President and Chief Operating Officer
Michael A. Press   53   Vice President, Finance and Chief Financial Officer

    Directors hold office for one year and until their successors are elected and qualified. Executive officers of the Company are appointed by, and serve at the direction of, the Board of Directors.

    LOUIS J. MORGAN became Chairman of the Board of the Company in May 1984.
Mr. Morgan served as President of the Company from August 1980 to May 1984.
From 1962-1972, Mr. Morgan was employed as a securities broker and sales manager of a regional New York Stock Exchange member brokerage firm. He was a member of the Chicago Board Options Exchange, Inc. from 1973 to 1986 and served on the Systems Committee of the Chicago Board Options Exchange, Inc. from 1980 through 1983.

    RONALD LANGLEY became Chairman of publicly held PICO Holdings, Inc. in November 1996; Chairman of Quaker Holdings Limited, an investment banking firm, in October 1992; Chairman since 1995 and Director since 1993, of Physicians Insurance Company of Ohio, an insurance company; Chairman of Global Equity Corporation, a Canadian investment banking corporation since September 1995; Chairman of Summit Global Management, Inc., a subsidiary of Physicians Insurance Company of Ohio which acts as an investment advisor registered with the Securities and Exchange Commission, since 1994. Since 1994, Mr. Langley served as Chairman of the Centurion Trust Company, a bank specializing in custodian services.

    HOWARD C. MELTZER joined the Company in June 1996 as President and Chief Operating Officer. Previously, he spent 20 years developing and implementing strategic initiatives for Reuters. Having served in the organization's London, Hong Kong and Toronto offices, Mr. Meltzer was most recently based at the Reuters Chicago office as vice president of business operations and Central District.

    MICHAEL A. PRESS joined the Company in July 1996 as Vice President of Finance, Chief Financial Officer. Since 1987 Mr. Press has been an independent financial consultant. Prior to that he was an officer of a national real estate development company and a senior financial and corporate development executive for Allis Chalmers and Congoleum Corp.


BOARD OF DIRECTORS' MEETINGS AND COMMITTEES

During the year ended December 31, 1996, the Board of Directors held six meetings. Each of the directors attended, in person or by telephone, at least 75% of the aggregate of the total number of meetings of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the compensation for the past three years of
(a) the Company's Chief Executive Officer, (b) the Company's President and Chief Operating Officer (who commenced employment June, 1996), (c) the Company's Vice President, Finance and Chief Financial Officer (who commenced employment July,
1996), and (d) the Company's two most highly compensated officers other than executive officers.


                              SUMMARY COMPENSATION TABLE


                                                      Annual Compensation      Awards
                                                      --------------------    ----------
                                                                                 Shares
                                                                               Underlying       All Other
Name and Principal Position            Year            Salary        Bonus       Options      Compensation (1)
---------------------------            ----           --------      ------     -----------    ----------------
Louis J. Morgan                        1996          $251,562       $21,875          ---            $13,752
  Chairman of the Board, Chief         1995           241,896           ---       30,000             13,419
  Executive Officer and Treasurer      1994           225,463           ---       20,000             11,509
Howard Meltzer (2)                     1996           106,571        27,500       75,000                ---
  President and Chief Operating        1995               ---           ---          ---                ---
  Officer                              1994               ---           ---          ---                ---
Michael Press (3)                      1996            57,232         5,450       25,000                ---
  Vice President, Finance,             1995               ---           ---          ---                ---
  Chief Financial Officer              1994               ---           ---          ---                ---
Michael J. Kreutzjans                  1996           152,705        11,911          ---              1,830
  Vice President, Development Design   1995           145,619           ---       25,000              1,830
                                       1994            79,365           ---       20,000              3,330
Jerry M. Traver                        1996           211,539        4,813           ---                ---
Vice President, Sales and Marketing    1995           145,619                     25,000                ---
                                       1994            79,365                     20,000                ---

----------------------------------
(1) Represents the insurance premiums paid by the Company on life insurance policies on which the named person's spouse is the beneficiary.

(2) Mr. Meltzer's employment with the Company commenced July 1996. Represents amounts paid to Mr. Meltzer from June 1996 through December 1996.

(3) Mr. Press' employment with the Company commenced July 1996. Represents amounts paid to Mr. Press from July 1996 through December 1996.

Mr. Richard Chappetto, the Company's former President, International Division, and Chief Financial Officer, ceased his employment with the Company on November 1, 1996. During the last fiscal year the Company paid Mr. Chappetto cash compensation of $159,566 in accordance with his September 1993 employment agreement with the Company, which Agreement expired in September 1996.

The following table shows the total number of Options granted to each of the named persons during 1996 (both as the number of shares of Common Stock subject to such Options and as a percentage of all Options granted to employees during
1996) and, for each of these grants, the exercise price per share of Common Stock and option expiration date. Except for options granted to Mr. Meltzer, the options will vest in three equal annual installments in 1997, 1998 and 1999 and will be exercisable through July 16, 2001. The exercise price of these options was fair market value (as defined in the Plan) at the date of grant. Of the 75,000 options granted to Mr. Meltzer, 25,000 vested immediately upon commencement of his employment in July. The remaining 50,000 options vest in equal annual installments through July, 1998. No SARs were granted in 1996.

                        OPTION/SAR GRANTS IN 1996 FISCAL YEAR


                                                                                                   Potential Realizable Value at
                             Number of           % of Total                                        Assumed Annual Rates of
                             Securities          Options             Exercise                      Price Appreciation
                             Underlying          Granted to          or Base                            for Option
                             Options             Employees in        Price          Expiration     -----------------------
Name                         Granted (#)         Fiscal Year         ($/Sh)         Date           5%(1)          10%(1)
----                        ------------        -------------       --------       -----------    -----          ------
Louis J. Morgan              ----                ----                _____          __________     ________       ________
Howard Meltzer               75,000              57%                 5.375          7-16-2001      $490,000       $590,215
Michael Press                25,000              19%                 5.375          7-29-2001       163,333        196,738
Michael J. Kreutzjans        ----                ----                ______         __________     ________       ________
Jerry M. Traver              ----                ----                ______         __________     ________       ________


(1) The dollar amounts under these columns are the result of calculations at the 5% appreciation and 10% appreciation rates for the full five-year terms of the options as required by the SEC. The dollar amounts presented are not intended to forecast possible future appreciation, if any, of the price of the Common Stock.

The following table sets forth, for each of the named persons, the number of shares they acquired on exercise of Options in 1996, the aggregate dollar value realized upon exercise, the total number of shares of Common Stock underlying unexercised Options and the aggregate dollar value of unexercised, in-the-money Options, separately identifying the exercisable and unexercisable Options. No SARs were outstanding in 1996.

                       AGGREGATED OPTION/SAR EXERCISES IN 1996
                       FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                           Number of Shares         Value of Unexercised
                        Shares                        Underlying Unexercised        In-the-Money Options/
                        Acquired                      Options/SARs at FY-End (#)    SARs at FY-End
                        on             Value                                             ($)(1)
                        Exercise       Realized            Exercisable/                  Exercisable/
         Name           (#)            ($)                 Unexercisable                 Unexercisable
         ----          ----------      --------            -------------                 ---------------
Louis J. Morgan         25,000          57,813             35,166/33,334                 30,729/15,834
Howard Meltzer          ______         ______              25,000/50,000                  ____________
Michael Press           ______         ______                    /25,000                  ____________
Michael J. Kreutzjans   10,000          33,125             31,999/30,001                 27,541/15,834
Jerry M. Traver         13,000         135,688             13,999/30,001                  4,478/15,834

-----------------------

(1) These values represent the excess, if any, of the fair market value of the shares of Common Stock subject to Options on December 31, 1996 over the respective option prices.


COMPENSATION OF DIRECTORS

On May 13, 1994, the Company adopted a policy of paying its non-employee directors $4,000 per year and, in addition, $750 per meeting. Pursuant to this policy, non-employee directors were paid an aggregate of $29,750 during the last fiscal year.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

Effective as of December 2, 1996, the 1989 Employment Agreement between the Company and Mr. Morgan was replaced by a new Employment Agreement. Mr. Morgan's current agreement provides for his continued employment by the Company as Chairman of the Board of Directors at an annual salary of $251,000, an amount equal to his 1996 base compensation. Pursuant to the Agreement, the Company shall use its best efforts to nominate Mr. Morgan as director at its next meeting of shareholders. The Agreement expires December 2, 1997 unless extended by the parties. The Employment Agreement also contains confidentiality and nondisclosure provisions.

In July, 1996, the Company and Mr. Meltzer entered into an Employment Agreement. It provides for (i) the employment of Mr. Meltzer as President and Chief Operating Officer of the Company, (ii) a minimum annual base salary of $190,000 for the three years beginning July 16, 1996 unless Mr. Meltzer's employment is earlier terminated in accordance with the Agreement, and (iii) the granting of certain stock options during its term. Further, the Employment Agreement provides that upon termination of Mr. Meltzer's employment under certain circumstances, Mr. Meltzer shall be entitled to additional compensation in an amount equal to his annual base salary. The Employment Agreement also contains confidentiality and non-compete provisions.

In July, 1996, Michael Press commenced his employment as Vice President, Finance, and Chief Financial Officer. On that date, Mr. Press entered into a letter agreement with the Company which provides that in the event his employment with the Company is terminated for any reason he would receive an amount equal to one year of his compensation.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 1996 regarding the beneficial ownership of shares of the Common Stock of the Company by each director and by all current directors and executive officers as a group.

                                            Beneficial
                                       Ownership of Shares of
                                                 of             Percent
                   Name                     Common Stock        of Class
                   -----               -----------------------  ---------
Louis J. Morgan(1)......................      374,932            5.1%
Ronald Langley(2).......................    3,396,400           45.8%
All Directors and Officers as a
  Group (4 persons)(1)(2)(3)...........     3,877,496           52.3%


-----------------------------
(1) Does not include 275,100 shares of Common Stock held by Mr. Morgan's spouse, as to which shares Mr. Morgan disclaims any voting or investment power. Includes 35,166 shares of Common Stock which may be acquired upon exercise of presently exercisable options.

(2) Mr. Langley, a Director of the Company since 1995, is a Director of PICO Holdings, Inc. ("PICO"). As such, Mr. Langley may be deemed to beneficially own the 3,396,400 shares of common stock of the Company over which shares PICO claimed beneficial ownership in a Schedule 13D filed with the SEC on December 16, 1996. See "Principal Stockholders." Mr. Langley disclaims beneficial ownership of these shares within the meaning of 13d-3 of the Securities and Exchange Act of 1934.

(3) Includes 106,164 shares of Common Stock which may be acquired upon exercise of presently exercisable options.

PRINCIPAL STOCKHOLDERS

The following table sets forth information as of December 31, 1996 regarding each person other than directors of the Company who were known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock. Each person named has sole voting and investment power with respect to the shares beneficially owned by such person. The information presented in the table is derived from a Schedule 13D filed with the SEC by the named person on December 16, 1996.


                                            Amount and Nature of
Name and Address of Beneficial Owner   Beneficial Ownership of Shares     Percent of Class
------------------------------------   ------------------------------     -----------------
PICO Holdings, Inc.                         3,396,400--Direct                  45.8%
875 Prospect Street
La Jolla, California


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 14, 1996, the Company entered into an agreement with Physicians Insurance Company of Ohio, Inc. ("PICO"), which then owned approximately 30% of the Company's outstanding shares of common stock. Pursuant to the Agreement, PICO invested $2.5 million in the Company in exchange for a Subordinated Convertible Debenture (the "Debenture") in the principal amount of $2.5 million with interest at 1% over prime. PICO made the investment and the Debenture was issued on December 2, 1996. The Debenture matures on December 31, 2001 and is convertible at any time by PICO into 1.25 million shares of common stock of the Company (subject to adjustment in certain cases).

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

      /s/ LOUIS J. MORGAN
---------------------------------------------
Louis J. Morgan, Director
April 30, 1997


      /s/ RONALD LANGLEY
----------------------------------------
Ronald Langley, Director
April 30, 1997