Form 10-Q
period 1997-03-31
PC QUOTE INC
filed 1997-05-20
CIK 745774

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

                ------------------------------------------------

              [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended March 31, 1997
                                       Or
              [ ] Transition Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934
                          For the transition period from
                             -----------to------------

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

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 7,365,254 shares of the Company's common stock ($.001) par value) were outstanding as of May 13, 1997.

                                 PC QUOTE, INC.

                                     INDEX

PART I.      FINANCIAL INFORMATION                                   PAGE
                                                                     ----

Item 1. Balance Sheets as of March 31, 1997 and
             December 31, 1996                                        3

             Statements of Operations for the three month period
             ended March 31, 1997 and 1996.                           4

             Statements of Cash Flows for three month period
             ended March 31, 1997 and 1996.                           5

             Notes to Financial Statements                            6

Item 2. Management's Discussion and Analysis of:

             Results of Operations and Financial Condition            7-8
             Liquidity and Capital Resources

PART II.     OTHER INFORMATION

Item 5. Other Information                                             9

Item 6. Exhibit 27                                                    9

Company's Signature Page                                             10

                                PC QUOTE, INC.
                                Balance Sheets
                     March 31, 1997 and December 31, 1996

                                                                   March 31,    December 31,
                                                                     1997          1996
ASSETS                                                            (Unaudited)    (Audited)
                                                                -------------  -------------
CURRENT ASSETS:
     Cash and cash equivalents                                     $652,124     $1,321,512
     Accounts receivable, net of allowance for doubtful
      accounts of $425,095 (1997) and $234,000 (1996)               942,247      1,100,253
     Income tax refunds receivable                                   40,000         40,000
     Prepaid expenses and other current assets                      154,456        185,071
                                                                -------------  -------------
     Total current assets                                         1,788,827      2,646,836
                                                                -------------  -------------
PROPERTY AND EQUIPMENT:
     Satellite receiving equipment                                  870,976        865,454
     Computer equipment                                           6,474,280      6,382,179
     Communication equipment                                      2,667,788      2,656,057
     Furniture and fixtures                                         293,786        293,240
     Leasehold improvements                                         366,326        359,126
                                                                -------------  -------------
                                                                 10,673,156     10,556,056
     Less accumulated depreciation
      and amortization                                            8,073,849      7,791,849
                                                                -------------  -------------
                                                                  2,599,307      2,764,207
                                                                -------------  -------------
     Software development costs, net of
      accumulated amortization of
      $4,005,204 (1997) and $3,600,204 (1996)                     5,981,512      5,789,845

     Deposits and other assets                                      404,937        353,182
                                                                -------------  -------------
TOTAL ASSETS                                                    $10,774,583    $11,554,070
                                                                -------------  -------------
                                                                -------------  -------------




               LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Note payable, bank, current                                    300,000        300,000
     Capital lease obligations                                       71,731        142,685
     Accounts payable                                             3,015,121      1,774,390
     Accrued expenses                                               845,198        918,918
     Income Taxes Payable                                             6,264          6,264
     Unearned revenue                                               978,455        995,600
                                                                -------------  -------------
     Total current liabilities                                    5,216,769      4,137,857
                                                                -------------  -------------
     Note payable to bank, noncurrent                             1,025,000      1,100,000

     Convertible Subordinated Debenture Bond Payable                918,250        850,000
      Net of Unamortized Discount of $1,581,750
     Unearned revenue, noncurrent                                   163,562        134,636
                                                                -------------  -------------
     Total liabilities                                            7,323,581      6,222,493
                                                                -------------  -------------

STOCKHOLDERS' EQUITY:
     Common stock, par value $.001; 10,000,000
     shares authorized; 7,365,254 (1997) and 7,355,621
      (1996) shares issued and outstanding                            7,365          7,356
     Paid in capital                                             12,636,166     12,615,995
     Paid in Capital - Convertible Subordinated Debenture         1,650,000      1,650,000
     Accumulated deficit                                        (10,842,529)    (8,941,774)
                                                                -------------  -------------
     Total stockholders' equity                                   3,451,002      5,331,577
                                                                -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $10,774,583    $11,554,070
                                                                -------------  -------------
                                                                -------------  -------------

        The accompanying notes are an integral part of the financial statements.

                                    PC QUOTE, INC.
                               STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                                 FOR THE THREE MONTHS
                                                   ENDED MARCH 31,
                                           -------------------------------
                                                 1997          1996
                                           -------------------------------
NET REVENUES
     Services                                $4,055,067     $3,974,483
     Direct costs of services                 3,438,699      1,841,770
                                           -------------   ---------------
                                                616,368      2,132,713
                                           -------------   ---------------

OPERATING COSTS AND EXPENSES
     Amortization of software development       405,000        240,000
     Research and development                   236,696        151,726
     Selling and marketing                      831,014        719,043
     General and administrative                 890,477        694,796
                                           -------------   ---------------
                                              2,363,187      1,805,565
                                           -------------   ---------------

     OPERATING INCOME                        (1,746,819)       327,148



OTHER INCOME (EXPENSE)
     Interest income                              9,342          1,227
     Interest expense                          (163,278)       (23,597)
                                           -------------   ---------------
NET INCOME(LOSS)                            ($1,900,755)      $304,778
                                           -------------   ---------------
                                           -------------   ---------------

NET INCOME(LOSS) PER
                                           -------------   ---------------
     COMMON SHARE                                ($0.26)         $0.04
                                           -------------   ---------------
                                           -------------   ---------------

       The accompanying notes are an integral part of the financial statements.

                                    PC QUOTE, INC
                              STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                         FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                         1997           1996
                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      ($1,900,755)     $304,778
                                                                   ---------------  -------------
     Adjustments to reconcile net income to cash
      provided by operating activities:
        Depreciation and amortization of property and equipment          282,000       309,360
        Amortization of software development cost                        405,000       240,000
        Amortization of discount on convertible subordinated
         debenture bond payable                                           68,250             0
        Changes in assets and liabilities:
           Accounts receivable, net of allowance                         158,006       (74,403)
           Prepaid expenses and other current assets                      30,615       111,623
           Deposits and other assets                                     (51,755)      (65,173)
           Accounts payable                                            1,240,731      (445,307)
           Unearned revenue                                               11,781       (56,610)
           Accrued expenses                                              (73,720)      121,511
                                                                   ---------------  -------------
        Total adjustments                                              2,070,908       141,001
                                                                   ---------------  -------------
        Net cash provided by operating activities                        170,153       445,779
                                                                   ---------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                 (117,100)     (179,022)
     Software development costs capitalized                             (596,667)     (810,913)
                                                                   ---------------  -------------
        Net cash used by investing activities                           (713,767)     (989,935)
                                                                   ---------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                               20,180       128,052
     Principal payments under capital leases obligations                 (70,954)     (162,814)
     Principal payments on note payable to banks                         (75,000)      (25,000)
     Net borrowings under line of credit                                       0       500,000
                                                                   ---------------  -------------
        Net cash used by financing activities                           (125,774)      440,238
                                                                   ---------------  -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH & CASH EQUIVALENTS                     0             0
                                                                   ---------------  -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (669,388)     (103,918)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD               1,321,512     1,043,478
                                                                   ---------------  -------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                      $652,124      $939,560
                                                                   ---------------  -------------
                                                                   ---------------  -------------

----------------------------------------------------------------------------------  -------------
----------------------------------------------------------------------------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest Paid                                                       $37,218       $23,597
     Income taxes paid                                                  None         None
----------------------------------------------------------------------------------  -------------
----------------------------------------------------------------------------------  -------------


        The accompanying notes are an integral part of the financial statements.

                                   PC QUOTE, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 1997

(1) BASIS OF PRESENTATION
The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. The amounts indicated as "audited" have been extracted from the Company's December 31, 1996 annual report. For further information, refer to the consolidated financial statements and footnotes included in PC Quote's annual report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to conform to the current presentation.

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

(2) INCOME TAXES
At December 31, 1996, the Company had federal income tax net operating loss carryforwards of approximately $12,059,000 federal income tax purposes and approximately $9,794,000 for alternative minimum tax purposes. The net operating loss carryforwards will expire in the years 1999 to 2011.

                                       ITEM 2
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

FOR THE THREE MONTHS AND QUARTER ENDED MARCH 31, 1997

Service revenues for the first quarter ended March 31, 1997 increased 2% from the first quarter in 1996. The increase in service revenues primarily resulted from PCW 6.0 in the Company's core and internet businesses and the sale of advertising on the internet. This change in business mix more than offset the loss of two major customers that accounted for over 25% of last year's first quarter revenue.

Direct costs increased for the quarter 86.7% from the first quarter in 1996. Direct cost increases were partially due to the significant growth of the internet operations, and the addition of customers on the PCW 6.0 product. The principal areas of increases were leased equipment, royalties, compensation and communication costs. These costs increased disproportionately due to the change in business mix.

Research and development costs increased 56% for the quarter ended March 31, 1997 for the same quarter last year. The increase was due to additional internet staffing over the prior year.

Selling and marketing costs increased 15.6% for the quarter ended March 31, 1997 from the same quarter last year. The increase was mainly due to compensation and commissions.

General and administrative expenses increased 28% for the quarter ended March 31, 1997. The main increases were due to an increase in the provision for doubtful accounts and an increase in professional fees compared to the same quarter in 1996.

Interest expense increased 592% for the three months ended March 31, 1997. This reflects the increase in term loan amount outstanding and the $2.5 million convertible debenture issued in December 1996.

                                         ITEM 2
                            MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
                      RESULT OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES:

FOR THE THREE MONTHS AND QUARTER ENDED MARCH 31, 1997

Although the company continued to generate positive cash flow from operating activities due mainly to an increase in accounts payable of over $1.7 million, net cash provided declined by 62%. New equipment and capitalized software costs were 28% lower than last year and no new direct borrowings were incurred.

The Company's $1.0 million line of credit expired in February 1997. The company is experiencing working capital constraints which has hindered operations. To lessen such constraints, on May 5, 1997 the Company entered into a loan and security agreement with its principal shareholder, PICO Holdings ("PICO"), to provide working capital loans of up to $1.0 million. In connection with the extension by PICO of such $1.0 million facility, the Company and PICO restructured the terms of its $2.5 million subordinated convertible debenture ("Debenture") and agreed that the contemplated Company rights offering of 1.25 million shares to the Company's common stockholders (other than PICO), at a price of $2.00 per share with PICO purchasing all shares which remained unsubscribed, would occur at a time to be determined by the Company and at a price to be determined by PICO.

The Company believes general inflation does not materially impact its sales and operating results nor is it expected that the effect of existing tax reform will significantly affect the Company's future position, liquidity or operating results.

                         PART II. OTHER INFORMATION

                                   ITEM 5.
                              OTHER INFORMATION

     On May 5, 1997, the Company executed a Loan and Security Agreement (the "Loan Agreement") with Physicians Insurance Company of Ohio ("PICO"), under which PICO agreed to make a secured loan to the Company of up to $1,000,000. Borrowings under the Loan Agreement bear interest at a fixed rate equal to 14% per annum, and are payable on September 30, 1997, the maturity date of the loans. All advances under the Loan Agreement will be secured by a pledge of substantially all the Company's assets, which liens are subject to the prior lien of the Company's lender. The consummation of the loan transaction is subject to the consent of the Company's lender.

     At the time of the Loan Agreement, PICO was the beneficial owner of 3,396,400 shares of the Company's outstanding common stock which includes
1.25 million shares deliverable upon conversion of a $2.5 million Convertible Subordinated Debenture purchased on November 27, 1996 (the "Debenture"). In connection with the $1,000,000 Loan, the terms of the Debenture were amended. The maturity date of the Debenture was changed from December 31, 2001 to April 30, 1999, the Company's ability to prepay or redeem the Debenture was eliminated, the conversion rate was changed from $2.00 per share to the lesser of $1.56 per share (the market value on the date of the Loan Agreement) or the average trading price of the Company's stock over the twenty (20) trading days prior to conversion and certain restrictive covenants were added to the Debenture.

     In addition, the agreement made in connection with the sale of the Subordinated Debenture was amended to provide that the contemplated Company rights offering of 1.25 million shares to the Company's common stockholders (other than PICO), at a price of $2.00 per share with PICO purchasing all shares which remained unsubscribed, would occur at a time to be determined by the Company and at a price to be determined by PICO.

     The Company has also granted PICO a Common Stock Purchase Warrant for 640,000 shares. The Warrant is exercisable until April 30, 2000 at the lower of $1.56 per share (the market value of the Company's common stock on the date of the Agreement) or the average price per share during the fifteen consecutive trading days preceding the exercise of the Warrant. The Warrant also provides for certain anti-dilution protection, piggyback rights and a one-time demand registration right.

                                      ITEM 6.
                          EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBIT 27
(b) REPORT ON FORM 8-K - NONE

                                  SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                     PC QUOTE, INC.

Date: May 20, 1997            By: /s/ Louis J. Morgan
                                  --------------------
                                  Louis J. Morgan
                                  Chairman and Treasurer

                              By: /s/ Michael A. Press
                                  --------------------
                                  Michael A. Press
                                  Chief Financial Officer