Form 10-Q
period 1997-06-30
PC QUOTE INC
filed 1997-08-20
CIK 745774

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                 FORM 10-Q
                      _________________________________


           [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934
                         For the period ended June 30, 1997
                                        Or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934
                         For the transition period from
                          -------------to--------------
                    _______________________________________

                         Commission file number 0-13093
              I.R.S. Employer Identification Number 36-3131704

                               PC QUOTE, INC.
                         (a Delaware Corporation)

                               300 S. WACKER
                          CHICAGO, ILLINOIS 60606
                         TELEPHONE (312) 913-2800


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months, (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                    ---   ----

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 7,366,554 shares of the Company's common stock ($.001 par value) were outstanding as of August 15, 1997.

                                PC QUOTE, INC.

                                   INDEX

                                                                    PAGE
PART I.  FINANCIAL INFORMATION                                      ----

Item 1.  Balance Sheets as of June 30, 1997 and
         December 31, 1996                                            3

         Statements of Operations for the six month periods
         ended June 30, 1997 and 1996                                 4

         Statements of Operations for the quarters ended
         ended June 30, 1997 and 1996                                 5

         Statements of Cash Flows for six month periods
         ended June 30, 1997 and 1996                                 6

         Notes to Financial Statements                                7


Item 2.  Management's Discussion and Analysis of:

         Results of Operations and Financial Condition                8

         Liquidity and Capital Resources                             10


PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                       11

Item 6.  Exhibits and Reports on Form 8-K                            13

                                     PC QUOTE, INC.
                                     Balance Sheets
                             June 30, 1997 and December 31, 1996



                                                        June 30,      December 31,
                                                         1997            1996
                       ASSETS                         (Unaudited)      (Audited)
                                                     --------------  --------------
CURRENT ASSETS:
 Cash and cash equivalents                               $258,709     $1,321,512
 Accounts receivable, net of allowance for doubtful
  accounts of $300,000 (1997) and $234,000 (1996)       1,018,067      1,100,253
 Income tax refunds receivable                                            40,000
 Prepaid expenses and other current assets                167,296        185,071

                                                     --------------  --------------
 Total current assets                                   1,444,072      2,646,836
                                                     --------------  --------------


PROPERTY AND EQUIPMENT
 Satellite receiving equipment                            865,454        865,454
 Computer equipment                                     6,503,467      6,382,179
 Communication equipment                                2,669,721      2,656,057
 Furniture and fixtures                                   293,240        293,240
 Leasehold improvements                                   366,326        359,126

                                                     --------------  --------------
                                                       10,698,208     10,556,056


 Less accumulated depreciation
  and amortization                                      8,355,849      7,791,849
                                                     --------------  --------------
                                                        2,342,359      2,764,207
                                                     --------------  --------------

OTHER ASSETS
 Software development costs, net of
  accumulated amortization of
 $3,966,542 (1997) and $3,600,204 (1996)                5,170,896      5,789,845

 Deposits and other assets                                353,263        353,182
                                                     --------------  --------------
TOTAL ASSETS                                           $9,310,590    $11,554,070
                                                     --------------  --------------
                                                     --------------  --------------

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Note payable, bank, current                             $300,000       $300,000
 Note payable, credit facility, net of deferred costs     447,830
 Capital lease obligations                                 21,848        142,685
 Accounts payable                                       3,802,676      1,774,390
 Unearned revenue                                       1,238,583        995,600
 Accrued expenses                                       1,773,421        918,918
 Deferred tax liability                                     6,265          6,264
                                                     --------------  --------------
 Total current liabilities                              7,590,623      4,137,857
                                                     --------------  --------------


LONG-TERM LIABILITIES
 Note payable to bank, noncurrent                         950,000      1,100,000
 Convertible Subordinated Debenture Bond Payable
  Net of Unamortized Discount of $1,513,921 (1997) and
  $-0- (1996)                                             986,079        850,000
 Unearned revenue, noncurrent                              48,406        134,636
                                                     --------------  --------------
 Total liabilities                                      1,984,485      6,222,493
                                                     --------------  --------------



STOCKHOLDERS' EQUITY
 Common stock, par value $.001; 10,000,000
  shares authorized: 7,365,254 (1997) and 7,355,621
  (1996) shares issued and outstanding                      7,365          7,356
 Paid in capital                                       12,636,166     12,615,995
 Paid in capital-Convertible Subordinated Debenture
  and Warrants                                          2,120,000      1,650,000
 Accumulated deficit                                  (15,028,049)    (8,941,774)
                                                     --------------  --------------
 Total stockholders' equity                              (264,518)     5,331,577
                                                     --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $9,310,590    $11,554,070
                                                     --------------  --------------
                                                     --------------  --------------




      The accompanying notes are an integral part of the financial statements

                                PC QUOTE, INC.
                           STATEMENTS OF OPERATIONS


                                                      FOR THE SIX MONTHS
                                                        ENDED JUNE 30,
                                               --------------------------------
                                                  1997                 1996
                                               (UNAUDITED)          (UNAUDITED)
                                               --------------------------------
NET REVENUES
    Services                                    $8,226,404           $8,422,311
    Direct costs of services                     7,326,226            4,512,274
                                               -----------           ----------
                                                   900,178            3,910,037
                                               -----------           ----------

OPERATING COSTS AND EXPENSES
    Amortization of software development           831,114              493,000
    Research and development                       552,709              346,010
    Selling and marketing                        1,969,876            1,447,560
    General and administrative                   1,945,153            1,521,777
    Restructure expense                          1,146,677
                                               ------------          ----------
                                                 6,445,529            3,808,347
                                               ------------          ----------

    OPERATING INCOME (LOSS)                     (5,545,351)             101,690



OTHER INCOME (EXPENSE)
    Interest income                                 13,134                4,112
    Interest expense                              (554,059)             (61,161)
                                               ------------          -----------
    Net income(loss)                           ($6,086,276)             $44,641
                                               ------------          -----------
                                               ------------          -----------


NET INCOME(LOSS) PER
    COMMON SHARE                               ------------          -----------
                                                    ($0.83)                $0.01
                                               ------------          -----------
                                               ------------          -----------





        The accompanying notes are an integral part of the financial statements.

                               PC QUOTE, INC.
                         STATEMENTS OF OPERATIONS


                                                    FOR QUARTER ENDED JUNE 30,
                                                 -------------------------------
                                                     1997               1996
                                                  (UNAUDITED)        (UNAUDITED)
                                               ---------------------------------

NET REVENUES
    Services                                      $4,171,337         $4,447,828
    Direct costs of services                       3,887,527          2,670,504
                                               --------------        ----------
                                                     283,810          1,777,324
                                               --------------        ----------

OPERATING COSTS AND EXPENSES
    Amortization of software development             426,114            253,000
    Research and development                         316,013            194,284
    Selling and marketing                          1,138,862            728,517
    General and administrative                     1,054,676            826,981
    Restructure expense                            1,146,677
                                               --------------        -----------
                                                   4,082,342          2,002,782
                                               --------------        -----------

    OPERATING INCOME (LOSS)                       (3,798,532)          (225,458)



OTHER INCOME (EXPENSE)
    Interest income                                    3,792              2,885
    Interest expense                                (390,781)           (37,562)
                                               --------------        -----------
NET INCOME(LOSS)                                 ($4,185,521)         ($260,135)
                                               --------------        -----------
                                               --------------        -----------


NET INCOME(LOSS) PER                           --------------        -----------
    COMMON SHARE                                      ($0.57)            ($0.04)
                                               --------------        -----------
                                               --------------        -----------




      The accompanying notes are an integral part of the financial statements.

                                   PC QUOTE, INC
                             Statements of Cash Flows
                                    (Unaudited)


                                                                      For The Six Months
                                                                         Ended June 30
                                                                     1997             1996
                                                                  -----------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                $(6,086,276)       $44,641
                                                                  -----------        -------
 Adjustments to reconcile net income (loss) to cash
  provided by (used in) operating activities
  Depreciation and amortization of property and equipment             564,000        605,720
  Amortization of software development cost                           831,114        493,000
  Amortization of discount on convertible subordinated
   debenture bond payable                                             136,079
  Amortization of deferred debt on warrants                           177,830
  Changes in assets and liabilities:
   Accounts receivable, net of allowance                               82,186        423,580
   Prepaid expenses and other current assets                           17,775        150,887
   Deposits and other assets                                              (81)         9,432
   Accounts payable                                                 2,028,286       (222,030)
   Unearned revenue                                                   156,753       (213,681)
   Accrued expenses                                                   854,503         90,024
   Income tax refund                                                   40,000
                                                                  -----------      ---------
  Total adjustments                                                (1,197,831)     1,381,573
                                                                  -----------      ---------
  Net cash provided by (used in) operating activities              (1,197,831)     1,381,573
                                                                  -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                  (142,152)      (452,447)
 Software development costs capitalized                            (1,129,920)    (1,640,165)
                                                                   ----------      ---------

  Net cash used in investing activities                            (1,272,072)    (2,092,612)
                                                                   ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                20,180        172,705
 Principal payments under capital leases obligations                 (120,837)      (313,879)
 Principal payments on note payable to banks                         (150,000)       (50,050)
 Net borrowings under line of credit-Bank                                            500,000
 Net borrowings under credit facility, PICO                           740,000
                                                                   ----------      ---------
  Net cash provided by financing activities                           489,343        308,776
                                                                   ----------      ---------

                                                                  -----------        -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                            (1,062,803)      (402,263)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD            1,321,512      1,043,478
                                                                   ----------      ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                   $258,709       $641,215
                                                                   ----------      ---------
                                                                   ----------      ---------

-----------------------------------------------------------------------------      ---------
-----------------------------------------------------------------------------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest Paid                                                       $142,149        $61,161
 Income taxes paid                                                     None            None

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
 Issuance of warrants                                                $470,000          None
-----------------------------------------------------------------------------      ---------
-----------------------------------------------------------------------------      ---------



      The accompanying notes are an integral part of the financial statements.

                               PC QUOTE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1997

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

Amortization is provided over an estimated life of the software products and commences when the product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of the product are expensed at the date of such determination. The anticipated future gross revenues and remaining economic life of the products are based on estimates which are subject to change. Accumulated amortization and related software development costs are removed in the year following full amortization.

(2)  INCOME TAXES
At December 31, 1996, the Company had federal income tax net operating loss carryforwards of approximately $12,059,000 for federal income tax purposes and approximately $9,794,000 for alternative minimum tax purposes. The net operating loss carryforwards will expire in the years 1999 to 2011.

                                    ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


INTRODUCTION

The statements made herein that are not historical facts may contain forward-looking information that involve substantial risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Among the factors that could cause or contribute to such differences include the Company's ability to
(i) obtain adequate financing to fund its current and future business strategies, (ii) refinance, extend or pay the up to $2 million loan from PICO Holdings on or before September 30, 1997, (iii) attract and retain its key employees, (iv) compete successfully against competitive products and services and (v) the effect of economic and business conditions generally.


RESULTS OF OPERATIONS:

FOR THE SIX  MONTHS AND QUARTER ENDED JUNE 30, 1997

Service revenue for the six months and quarter ended June 30,1997 decreased 2% and 6%, respectively, from the same periods of 1996. The decrease is due to the loss of two major customers in the Company's traditional direct data feed business. The lost revenue, $3.4 million and $1.4 million for the six months and quarter respectively, was substantially offset by increases in service revenue in the Company's traditional and internet businesses, as well as revenue from the sale of advertising on the internet.

Direct costs of services increased 62% and 46% for the six months and quarters ended June 30, 1997, respectively, over the same periods in 1996. Principal components of these increases were royalties, leased equipment, communication costs, and compensation directly attributable to internet operations and sales of PCW6.0, as well as maintenance of and enhancements to the Company's traditional direct data feed systems.

Amortization of software development for the six months and quarter ended June 30, 1997 increased 69% and 68%, respectively, from the same periods of the prior year, reflecting the investment in internet and direct data feed products and delivery mechanisms

Similarly, research and development costs increased 60% and 63%, respectively, for the six months and quarter ended June 30, 1997 as compared to the same periods in 1996. The increase was due to additional charges for equipment leased to upgrade systems' design and testing equipment, in addition to costs of maintaining and enhancing previously developed products and services.

Selling and marketing costs increased 36% and 56%, respectively, for the six months and quarter ended June 30, 1997 over the same periods in 1996. The increase was mainly due to commissions.

General and administrative expenses increased 28% for both the six months and the quarter ended June 30, 1997 from the same periods in 1996. The main increases were principally due to increases in the provision for doubtful accounts and an increase in professional fees.

In June 1997, the Company underwent a significant management reorganization and restructuring of operations. As a result, the Company wrote off approximately $572,000 of unamortized software development costs for previously capitalized software projects that were discontinued. The management reorganization resulted in the Company incurring termination costs of $425,000 and $150,000 was paid to terminate a contractual arrangement related to unprofitable operations.

Interest expense increased 806% and 940%, respectively, for the six months and quarter ended June 30. 1997 over the same periods in 1996. This reflects the increase in the term loan amount outstanding and the $2.5 million convertible debenture issued in December 1996. Also included is monthly amortization beginning in May and ending September 30, 1997 of an aggregate of $470,000 for warrants issued in connection with a May 1997 financing arrangement and interest on financing arrangement borrowings. See Part II for additional information with respect to the debenture and financing arrangement.

                                    ITEM 2
                   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES:

FOR THE SIX  MONTHS AND QUARTER ENDED JUNE 30, 1997

Net cash declined by 80% for the six months ended June 30, 1997 as compared to 39% for the six months ended June 30, 1996. New equipment and capitalized software costs were 39% lower than last year. New direct borrowings of $740,000 from the May 1997 loan facility with PICO Holdings, discussed below, were also incurred. Agreements were reached with various vendors to extend payments under negotiated payment plans.

The Company's $1.0 million line of credit with Lakeside Bank expired in February 1997. The Company is experiencing working capital constraints which has placed limitations on management's flexibility. To lessen such constraints, on May 5, 1997 the Company entered into a loan and security agreement with its principal shareholder, PICO Holdings ("PICO"), to provide working capital loans of up to $1.0 million. In connection with the extension by PICO of such $1.0 million facility, the Company and PICO restructured the terms of its $2.5 million subordinated convertible debenture ("Debenture") and agreed to postpone the previously contemplated rights offering to a time, and upon such terms, as PICO and the Company shall agree. Additionally, in August 1997, the Company and PICO amended the loan and security agreement increasing the facility by $1.0 million to $2.0 million. See Part II of this report for additional information regarding the loan facility and debenture. All borrowings on the facility, plus accrued interest, are due on September 30, 1997. The Company will enter into discussions with PICO to extend the due date if it is unable to obtain alternative sources of capital with which to repay the amounts due.

The Company believes general inflation does not materially impact its sales and operating results nor is it expected that the effect of existing tax reform will significantly affect the Company's future position, liquidity or operating results.

Item 6.  Exhibits and Reports on Form 8-K

     a.  The following Exhibits are filed herein:

         Exhibit 10.1
              Form of Loan and Security Agreement dated as of May 5, 1997 between the Company and PICO Holdings, Inc.

         Exhibit 10.2
              Form of First Amendment to Convertible Subordinated Debenture and Debenture Agreement

         Exhibit 10.3
              Form of Common Stock Purchase Warrant for 640,000 shares of the Company's Common Stock Issued to PICO Holdings, Inc.

         Exhibit 10.4
               Form of Promissory Note Made by the Company to the order of PICO Holdings, Inc.

         Exhibit 10.5
               Form of Amendment to Loan and Security Agreement

         Exhibit 10.6
               Form of Common Stock Purchase Warrant for 500,000 shares of the Company's Common Stock

         Exhibit 27
               Financial Data Schedule

     b. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PC Quote, INC.



                                       /s/ John E. Juska
---------------                        -----------------------------
August 19, 1997                        By: John E. Juska
                                           Chief Financial Officer

PART II

ITEM 2.  CHANGES IN SECURITIES

On November 14, 1996, the Company entered into an agreement (the "Debenture Agreement") with the Physicians Insurance Company of Ohio, ("PICO"), which then owned approximately 30% of the Company's outstanding shares of common stock. Pursuant to the Debenture Agreement, PICO invested $2.5 million in the Company in exchange for a Subordinated Convertible Debenture (the "Debenture") in the principal amount of $2.5 million with interest at 1% over prime. PICO made the investment and the Debenture was issued on December 2, 1996. The Debenture was to mature on December 31, 2001 and is convertible at any time by PICO into 1.25 million shares of common stock of the Company (subject to adjustment in certain cases).

On May 5, 1997, the Company and PICO entered into a Loan and Security Agreement (the "Loan Agreement"), under which PICO agreed to make a secured loan to the Company in an aggregate principal amount of up to $1.0 million at a fixed rate equal to 14% per annum. Unless otherwise extended, the entire principal balance and all accrued interest due under the Loan Agreement are payable on September 30, 1997. All advances under the loan agreement are secured by a pledge of substantially all of the assets of the Company. These liens are subject to the prior lien of the Company's primary lender, Lakeside Bank. PICO will be paid a "facility fee" of $40,000, plus interest at a rate equal to 14% per annum, on the maturity date of the loan contemplated by the Loan Agreement.

In connection with the Loan Agreement, the Company and PICO entered into a First Amendment to the Debenture and Debenture Agreement (the "Debenture Amendment"), pursuant to which the terms of the Debenture were restructured as follows: (a) the maturity date of the Debenture is now April 30, 1999 instead of December 31, 2001; (b) the Debenture may not be prepaid or redeemed without the consent of PICO; (c) the conversion rate on the Debenture has been changed from $2.00 per share to the lower of (i) the mean of the closing bid price per share for the 20 trading days preceding exercise of the Debenture or (ii) $1.5625 per share (the market price of the Company's common stock on the date of the Debenture Amendment); (d) certain negative covenants were added to the Debenture Agreement; and (e) the rights offering contemplated by the Debenture Agreement will be at such time and at a price as PICO and the Company shall agree. Interest under the Debenture will continue to be payable in cash or, at the option of PICO, in shares of the Company's common stock at the market value of such shares at the time of payment.

Also on May 5, 1997, in consideration of the loan by PICO to the Company, the Company issued a Common Stock Purchase Warrant (the "Warrant") to PICO entitling PICO to purchase a minimum of 640,000 shares of the Company's common stock at a price per share (the "Warrant Price") equal to the lesser of (a) the mean of the closing bid price per share for the 20 trading days preceding exercise of the Warrant or (b) $1.5625 per share (the market value of the Company's common stock on the date the Warrant was issued). The Warrant expires on April 30, 2000. In lieu of exercising the Warrant for cash, PICO may elect to receive shares of the

Company's common stock equal to the "value" of the Warrant determined in accordance with a formula specified in the Warrant (the "Conversion Value").
The number of shares of the Company's common stock subject to the Warrant and the Warrant Price will be adjusted to reflect stock dividends; reclassifications or changes of outstanding securities of the Company; any consolidation, merger or reorganization of the Company; stock splits; issuances of rights, options or warrants to all holders of shares of the Company's common stock exercisable at less than the current market price per share; and other distributions to all holders of shares of the Company's common stock. In the event of any sale, license or other disposition of all or substantially all of the assets of the Company or any reorganization, consolidation or merger involving the Company in which the holders of the Company's securities before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity (an "Acquisition"), if the successor entity does not assume the obligations of the Warrant and PICO has not fully exercised the Warrant, the unexercised portion of the Warrant will be deemed automatically converted into shares of the Company's common stock at the Conversion Value. Alternatively, PICO may elect to cause the Company to purchase the exercised portion of the Warrant for cash upon the closing of any Acquisition for an amount equal to (a) the fair market value of any consideration that would have been received had PICO exercised the unexercised portion of the Warrant immediately before the record date for determining stockholders entitled to particpate in the proceeds of the Acquisition, less (b) the aggregate Warrant Price. The Warrant also provides for certain piggyback registration rights and a one-time demand registration right.

In August 1997, the Company and PICO agreed to amend the Loan Agreement and related documents to increase the amount of the secured loan from PICO to the Company from $1.0 million up to $2.0 million. The terms of the Loan Agreement otherwise remained substantially the same, except that the "facility fee" of $40,000 was eliminated for new advances. In connection with the increase of the loan amount pursuant to such amendment, the Company granted PICO an additional Common Stock Purchase Warrant for a minimum of 500,000 shares of the Company's common stock. The Warrant terms are substantially the same as those contained in the May 1997 Warrant, except that the conversion price is the lesser of (a) $2.00 per share or (b) the mean of the closing bid price per share for the 20 trading days preceding exercise of the additional Warrant. The additional Warrant also provides for certain piggyback registration rights and a one-time demand registration right.