Form 10-Q/A
period 1997-06-30
PC QUOTE INC
filed 1997-10-31
CIK 745774

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                 FORM 10-Q/A
                      _________________________________


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

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 12,384,245 shares of the Company's common stock ($.001 par value) were outstanding as of October 29, 1997.

                                PC QUOTE, INC.

                                   INDEX

                                                                    PAGE
PART I.  FINANCIAL INFORMATION                                      ----

Item 1.  Balance Sheets as of June 30, 1997 and
         December 31, 1996                                            3

         Statements of Operations for the six month periods
         ended June 30, 1997 and 1996                                 4

         Statements of Operations for the quarters ended
         ended June 30, 1997 and 1996                                 5

         Statements of Cash Flows for six month periods
         ended June 30, 1997 and 1996                                 6

         Notes to Financial Statements                                7


Item 2.  Management's Discussion and Analysis of:

         Results of Operations and Financial Condition                9

         Liquidity and Capital Resources                             11


PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                       12

Item 6.  Exhibits and Reports on Form 8-K                            14

                                     PC QUOTE, INC.
                                     Balance Sheets
                             June 30, 1997 and December 31, 1996


                                                        June 30,      December 31,
                                                         1997            1996
                       ASSETS                         (Unaudited)      (Audited)
                                                     --------------  --------------
CURRENT ASSETS:
 Cash and cash equivalents                               $258,709     $1,321,512
 Accounts receivable, net of allowance for doubtful
  accounts of $300,000 (1997) and $234,000 (1996)       1,018,067      1,100,253
 Income tax refunds receivable                                            40,000
 Prepaid expenses and other current assets                167,296        185,071

                                                     --------------  --------------
 Total current assets                                   1,444,072      2,646,836
                                                     --------------  --------------


PROPERTY AND EQUIPMENT
 Satellite receiving equipment                            865,454        865,454
 Computer equipment                                     6,503,467      6,382,179
 Communication equipment                                2,669,721      2,656,057
 Furniture and fixtures                                   293,240        293,240
 Leasehold improvements                                   366,326        359,126

                                                     --------------  --------------
                                                       10,698,208     10,556,056


 Less accumulated depreciation
  and amortization                                      8,355,849      7,791,849
                                                     --------------  --------------
                                                        2,342,359      2,764,207
                                                     --------------  --------------


Software development costs, net of
 accumulated amortization of
 $3,966,542 (1997) and $3,600,204 (1996)                5,170,896      5,789,845
                                                     --------------  --------------

Deposits and other assets                                 353,263        353,182
                                                     --------------  --------------
TOTAL ASSETS                                          $ 9,310,590    $11,554,070
                                                     --------------  --------------
                                                     --------------  --------------

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Note payable, bank, current                             $300,000       $300,000
 Note payable, credit facility, net of deferred costs     447,830
 Capital lease obligations                                 21,848        142,685
 Accounts payable                                       3,802,676      1,774,390
 Unearned revenue                                       1,238,583        995,600
 Accrued expenses                                       1,773,421        918,918
 Deferred tax liability                                     6,265          6,264
                                                     --------------  --------------
 Total current liabilities                              7,590,623      4,137,857
                                                     --------------  --------------


LONG-TERM LIABILITIES
 Note payable to bank, noncurrent                         950,000      1,100,000
 Convertible Subordinated Debenture Bond Payable
  Net of Unamortized Discount of $1,513,921 (1997)
  and $1,650,000 (1996)                                   986,079        850,000
 Unearned revenue, noncurrent                              48,406        134,636
                                                     --------------  --------------
 Total liabilities                                      9,575,108      6,222,493
                                                     --------------  --------------



STOCKHOLDERS' EQUITY
 Common stock, par value $.001; 10,000,000
  shares authorized: 7,365,254 (1997) and 7,355,621
  (1996) shares issued and outstanding                      7,365          7,356
 Paid in capital                                       12,636,166     12,615,995
 Paid in capital-Convertible Subordinated Debenture
  and Warrants                                          2,120,000      1,650,000
 Accumulated deficit                                  (15,028,049)    (8,941,774)
                                                     --------------  --------------
 Total stockholders' equity                              (264,518)     5,331,577
                                                     --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $9,310,590    $11,554,070
                                                     --------------  --------------
                                                     --------------  --------------


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

                                   PC QUOTE, INC
                             Statements of Cash Flows
                                    (Unaudited)

                                                                      For The Six Months
                                                                         Ended June 30
                                                                     1997             1996
                                                                  -----------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                $(6,086,276)       $44,641
                                                                  -----------        -------
 Adjustments to reconcile net income (loss) to cash
  provided by (used in) operating activities
  Depreciation and amortization of property and equipment             564,000        605,720
  Amortization of software development cost                           831,114        493,000
  Amortization of discount on convertible subordinated
   debenture bond payable                                             136,079
  Amortization of deferred debt on warrants                           177,830
  Writeoff of capitalized software development costs                  571,647
  Changes in assets and liabilities:
   Accounts receivable, net of allowance                               82,186        423,580
   Prepaid expenses and other current assets                           17,775        150,887
   Deposits and other assets                                              (81)         9,432
   Accounts payable                                                 2,028,286       (222,030)
   Unearned revenue                                                   156,753       (213,681)
   Accrued expenses                                                   854,503         90,024
   Income tax refund                                                   40,000
                                                                  -----------      ---------
  Total adjustments                                                 5,460,092      1,336,932
                                                                  -----------      ---------
  Net cash provided by (used in) operating activities                (626,184)     1,381,573
                                                                  -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                  (142,152)      (452,447)
 Software development costs capitalized                              (783,810)    (1,640,165)
                                                                   ----------      ---------

  Net cash used in investing activities                              (925,962)    (2,092,612)
                                                                   ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                20,180        172,705
 Principal payments under capital leases obligations                 (120,837)      (313,879)
 Principal payments on note payable to banks                         (150,000)       (50,050)
 Net borrowings under line of credit-Bank                                            500,000
 Net borrowings under credit facility, PICO                           740,000
                                                                   ----------      ---------
  Net cash provided by financing activities                           489,343        308,776
                                                                   ----------      ---------

                                                                  -----------        -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                            (1,062,803)      (402,263)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD            1,321,512      1,043,478
                                                                   ----------      ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                   $258,709       $641,215
                                                                   ----------      ---------
                                                                   ----------      ---------

-----------------------------------------------------------------------------      ---------
-----------------------------------------------------------------------------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest Paid                                                       $142,149        $61,161
 Income taxes paid                                                     None            None

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
 Issuance of warrants                                                $470,000          None
-----------------------------------------------------------------------------      ---------
-----------------------------------------------------------------------------      ---------

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

PC QUOTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997


(3) RESTRUCTURE EXPENSE
In June 1997, the company underwent a significant management reorganization and restructuring of operations. As a result, the company wrote off approximately $572,000 representing the unamortized portion of previously capitalized software development costs. The write-off relates to development efforts which new management has decided for economic reasons not to pursue. The management reorganization resulted in the company incurring employment termination costs of $425,000 and $150,000 was paid to terminate a contractual arrangement related to unprofitable operations.

(4) BORROWING FROM SHAREHOLDER
On May 5, 1997, the Company and PICO Holdings, Inc. ("Holdings") entered into a Loan and Security Agreement (the "Loan Agreement"), under which Holdings agreed to make a secured loan to the Company in an aggregate principal amount of up to $1.0 million at a fixed rate equal to 14% per annum. Unless otherwise extended, the entire principal balance and all accrued interest due under the Loan Agreement were payable on September 30, 1997. All advances under the Loan Agreement are secured by a pledge of substantially all of the assets of the Company. These liens are subject to the prior lien of the Company's primary lender, Lakeside Bank. Holdings will be paid a "facility fee" of $40,000, plus interest at a rate equal to 14% per annum, on the maturity date of the loan contemplated by the Loan Agreement.

Also on May 5, 1997, in consideration of the loan by Holdings to the Company, the Company issued a Common Stock Purchase Warrant (the "Warrant") to Holdings entitling Holdings to purchase a minimum of 640,000 shares of the Company's Common Stock at a price per share equal to the lesser of (a) the mean of the closing bid price per share for the 20 trading days preceding exercise of the Warrant or (b) $1.5625 per share (the market value of the Company's Common Stock on the date the Warrant was issued). The Warrant expires on April 30, 2000.

(5) SUBSEQUENT EVENTS
In August 1997, the Company and Holdings agreed to amend the Loan Agreement and related documents to increase the amount of the secured loan from Holdings to the Company from $1.0 million up to $2.0 million. In connection with the increase of the loan amount pursuant to such amendment, the Company granted Holdings an additional Common Stock Purchase Warrant for a minimum of 500,000 shares of the Company's Common Stock. The terms of the additional warrant are substantially the same as those contained in the Warrant, except that the conversion price is the lesser of (a) $2.00 per share or (b) the mean of the closing bid price per share for the 20 trading days preceding exercise of the additional warrant.

On September 22, 1997 the Company and Holdings executed a second amendment to the Loan Agreement to further increase the amount of the secured loan from Holdings to the Company from $2.0 million to $2.25 million. The terms of the Loan Agreement otherwise remained substantially the same, except that the maturity date was extended to December 31, 1997. In consideration of the amendment to the Loan Agreement, the Company granted Holdings another Common Stock Purchase Warrant for up to 129,032 shares of Common Stock. The term of such warrant are substantially the same as contained in the Warrant, except that the conversion price s the lesser of (a) $1.9375 per share or (b) the mean of the closing bid price per share for the 20 trading days preceding exercise of this warrant

                                    ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


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

Interest expense increased 806% and 940%, respectively, for the six months and quarter ended June 30. 1997 over the same periods in 1996. This reflects the increase in the term loan amount outstanding and the $2.5 million convertible debenture issued in December 1996. Also included is amortization of an aggregate of $470,000 beginning in May and ending September 30, 1997 for warrants issued in connection with a May 1997 financing arrangement in addition to interest on financing arrangement borrowings. See Part II for additional information with respect to the debenture and financing arrangement.

                                    ITEM 2
                   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES:

FOR THE SIX  MONTHS AND QUARTER ENDED JUNE 30, 1997

Net cash declined by 80% for the six months ended June 30, 1997 as compared to 39% for the six months ended June 30, 1996. New equipment and capitalized software costs were 56% lower than last year. New direct borrowings of $740,000 from the May 1997 loan facility with PICO Holdings, discussed below, were also incurred. Agreements were reached with various vendors to extend payments under negotiated payment plans.

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

Item 6.  Exhibits and Reports on Form 8-K

     a.  The following Exhibits are filed herein:

         Exhibit 10.1*
              Form of Loan and Security Agreement dated as of May 5, 1997 between the Company and PICO Holdings, Inc.

         Exhibit 10.2*
              Form of First Amendment to Convertible Subordinated Debenture and Debenture Agreement

         Exhibit 10.3*
              Form of Common Stock Purchase Warrant for 640,000 shares of the Company's Common Stock Issued to PICO Holdings, Inc.

         Exhibit 10.4*
               Form of Promissory Note Made by the Company to the order of PICO Holdings, Inc.

         Exhibit 10.5*
               Form of Amendment to Loan and Security Agreement

         Exhibit 10.6*
               Form of Common Stock Purchase Warrant for 500,000 shares of the Company's Common Stock

         Exhibit 27*
               Financial Data Schedule

     b. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

* Previously filed
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PC Quote, INC.



                                       /s/ John E. Juska
----------------                       -----------------------------
October 30, 1997                       By: John E. Juska
                                           Chief Financial Officer