Form 10-Q
period 1997-09-30
PC QUOTE INC
filed 1997-11-14
CIK 745774

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


               [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                       For the period ended September 30, 1997
                                          Or
               [ ] Transition Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                            For the transition period from
                             -------------to--------------
                       _______________________________________

                            Commission file number 0-13093
                   I.R.S. Employer Identification Number 36-3131704

                                    PC QUOTE, INC.
                               (a Delaware Corporation)

                            300 S. WACKER DRIVE, SUITE 300
                               CHICAGO, ILLINOIS 60606
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

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 12,384,246 shares of the Company's common stock ($.001 par value) were outstanding as of November 10, 1997.

                                    PC QUOTE, INC.

                                        INDEX

                                                                        PAGE
                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1.  Balance Sheets as of September 30, 1997 (unaudited)
         and December 31, 1996                                           3

         Statements of Operations for the nine month  periods
         ended September 30, 1997 and 1996 (unaudited)                   4



         Statements of Operations for the quarters ended
         ended September 30, 1997 and 1996 (unaudited)                   5

         Statements of Cash Flows for nine month periods
         ended September 30, 1997 and 1996 (unaudited)                   6

         Notes to Financial Statements                                   7


Item 2.  Management's Discussion and Analysis of:

         Results of Operations and Financial Condition                  11

         Liquidity and Capital Resources                                13


PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                          14

Item 6.  Exhibits and Reports on Form 8-K                               16

Company's Signature Page                                                17

                                PC QUOTE, INC.
                                BALANCE SHEETS

                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1997           1996
                    ASSETS                                       (UNAUDITED)    (AUDITED)
                                                                -------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                                     $    85,908     $1,321,512
  Accounts receivable, net of allowance for doubtful
  accounts of $348,384 (1997) and $234,000 1996)                    901,526      1,100,253
  Income tax refunds receivable                                                     40,000
  Prepaid expenses and other current assets                         182,045        185,071
                                                                -------------  ------------
  Total current assets                                            1,169,479      2,646,836
                                                                -------------  ------------

PROPERTY AND EQUIPMENT
  Satellite receiving equipment                                     889,490        865,454
  Computer equipment                                              6,862,486      6,382,179
  Communication equipment                                         2,671,293      2,656,057
  Furniture and fixtures                                            293,240        293,240

  Leasehold improvements                                            366,326        359,126
                                                                -------------  ------------
                                                                 11,082,835     10,556,056


  Less accumulated depreciation
    and amortization                                              8,694,155      7,791,849
                                                                -------------  ------------
                                                                  2,388,680      2,764,207
                                                                -------------  ------------
OTHER ASSETS
  Software development costs, net of
    accumulated amortization of
    $4,385,479 (1997) and $3,600,204 (1996)                       5,126,629      5,789,845

  Deposits and other assets                                         304,723        353,182
                                                                -------------  ------------
TOTAL ASSETS                                                    $ 8,989,511    $11,554,070
                                                                -------------  ------------
                                                                -------------  ------------

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1997           1996
     LIABILITIES AND STOCKHOLDERS' EQUITY                        (UNAUDITED)    (AUDITED)
                                                                -------------  ------------
CURRENT LIABILITIES
  Note payable, bank, current                                   $   300,000    $   300,000
  Note payable, credit facility, net of deferred
     costs of $536,457 (1997)                                     1,753,543
  Capital lease obligations                                                        142,685
  Accounts payable                                                4,042,462      1,774,390
  Unearned revenue                                                1,021,269        995,600
  Accrued expenses                                                1,432,979        718,640
                                                                -------------  ------------
  Total current liabilities                                       8,550,253      3,931,315


LONG-TERM LIABILITIES
  Note payable to bank, noncurrent                                  875,000      1,100,000
  Convertible Subordinated Debenture Bond Payable
    Net of Unamortized Discount of $1,304,379 (1997)              1,195,621        850,000
    and $1,650,000 (1996)
  Unearned revenue, noncurrent                                       93,709        134,636
  Accrued expense, noncurrent                                       192,296        206,542
                                                                -------------  ------------
  Total liabilities                                              10,906,879      6,222,493
                                                                -------------  ------------

STOCKHOLDERS' EQUITY
  Common stock, par value $.001; 10,000,000
    shares authorized: 7,384,246 (1997) and 7,355,621
    (1996) shares issued and outstanding                              7,384          7,356
  Paid in capital                                                12,664,806     12,615,995
  Paid in capital-Convertible Subordinated Debenture and
    Warrants                                                      2,750,492      1,650,000
  Accumulated deficit                                           (17,340,050)    (8,941,774)
                                                                -------------  ------------
  Total stockholders' equity                                     (1,917,368)      5,331,577
                                                                -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 8,989,511     $11,554,070
                                                                -------------  ------------
                                                                -------------  ------------

  The accompanying notes are an integral part of these financial statements.

                                 PC QUOTE, INC.

                            STATEMENTS OF OPERATIONS

                                                                   FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,
                                                               ---------------------------
                                                                   1997           1996
                                                               (UNAUDITED)     (UNAUDITED)
                                                               ---------------------------
NET REVENUES
  Services                                                     $12,675,772    $12,883,133
  Direct costs of services                                      11,093,738      7,575,431
                                                               -----------    -----------
                                                                 1,582,034      5,307,702
                                                               -----------    -----------

OPERATING COSTS AND EXPENSES
  Amortization of software development                           1,250,051        801,000
  Research and development                                         893,846        543,292
  Selling and marketing                                          2,873,830      2,341,820
  General and administrative                                     2,570,682      2,603,026
  Restructure expense                                            1,146,677
                                                               -----------    -----------
                                                                 8,735,086      6,289,138
                                                               -----------    -----------

  OPERATING LOSS                                                (7,153,052)      (981,436)

OTHER INCOME (EXPENSE)
  Interest income                                                   14,721          4,112
  Interest expense                                              (1,259,945)      (100,796)
                                                               -----------    -----------
NET LOSS                                                       ($8,398,276)   ($1,078,120)
                                                               -----------    -----------
                                                               -----------    -----------

                                                               -----------    -----------
NET LOSS PER  COMMON SHARE                                          ($1.14)        ($0.15)
                                                               -----------    -----------
                                                               -----------    -----------



  The accompanying notes are an integral part of these financial statements.

                                PC QUOTE, INC.
                           STATEMENTS OF OPERATIONS

                                                             FOR QUARTER ENDED SEPTEMBER 30
                                                             ------------------------------
                                                                   1997            1996
                                                               (UNAUDITED)     (UNAUDITED)
                                                             ------------------------------
NET REVENUES
  Services                                                      $4,449,368     $4,460,823
  Direct costs of services                                       3,767,512      3,075,128
                                                                ----------     ----------
                                                                   681,856      1,385,695
                                                                ----------     ----------

OPERATING COSTS AND EXPENSES
  Amortization of software development                             418,937        308,000
  Research and development                                         341,137        197,281
  Selling and marketing                                            903,954        882,293
  General and administrative                                       625,529      1,081,249
  Restructure expense
                                                                ----------     ----------
                                                                 2,289,557      2,468,823
                                                                ----------     ----------

  OPERATING LOSS                                                (1,607,701)    (1,083,128)

OTHER INCOME (EXPENSE)
  Interest income                                                    1,587              0
  Interest expense                                                (705,886)       (39,636)
                                                                ----------     ----------
NET LOSS                                                       ($2,312,000)   ($1,122,764)
                                                                ----------     ----------
                                                                ----------     ----------

                                                                ----------     ----------
NET LOSS PER COMMON SHARE                                           ($0.31)        ($0.15)
                                                                ----------     ----------
                                                                ----------     ----------


    The accompanying notes are an integral part of these financial statements.

                                 PC QUOTE, INC
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30
                                                                   1997          1996
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            ($8,398,276)   ($1,078,120)
                                                               -----------    -----------
  Adjustments to reconcile net income (loss) to cash
    provided by (used in) operating activities
     Depreciation and amortization of property and equipment       902,306        705,061
     Amortization of software development cost                   1,250,051        801,000
     Amortization of discount on convertible subordinated
       debenture bond payable                                      467,016
     Amortization of deferred debt on warrants                     442,640
     Write-off of capitalized software development costs           571,647
     Changes in assets and liabilities:
        Accounts receivable, net of allowance                      198,727        308,738
        Prepaid expenses and other current assets                    3,026        188,014
        Deposits and other assets                                   48,459        (26,931)
        Accounts payable                                         2,268,072          8,128
        Unearned revenue                                           (15,258)      (179,138)
        Accrued expenses                                           700,093        142,976
        Income tax refund                                           40,000
                                                               -----------    -----------
     Total adjustments                                           6,876,779      1,947,848
                                                               -----------    -----------
     Net cash provided by (used in) operating activities        (1,521,497)       869,728
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVTIES:
  Purchase of property and equipment                              (526,779)      (415,214)
  Software development costs capitalized                        (1,158,482)    (2,342,379)
                                                               -----------    -----------
     Net cash used in investing activities                      (1,685,261)    (2,757,593)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                            48,839        204,861
  Principal payments under capital leases obligations             (142,685)      (524,273)
  Principal payments on note payable to banks                     (225,000)      (225,000)
  Net borrowings under line of credit-Bank                                      1,500,000
  Net borrowings under credit facility                           2,290,000
                                                               -----------    -----------
     Net cash provided by financing activities                   1,971,154        955,588
                                                               -----------    -----------

                                                               -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                         (1,235,604)      (932,277)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD         1,321,512      1,043,478
                                                               -----------    -----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                 $85,908       $111,201
                                                               -----------    -----------
                                                               -----------    -----------

--------------------------------------------------------------------------    -----------
--------------------------------------------------------------------------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid                                                   $171,173      $100,796
  Income taxes paid                                                   None           None

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Issuance of warants                                             $979,097           None
--------------------------------------------------------------------------    -----------
--------------------------------------------------------------------------    -----------

    The accompanying notes are an integral part of these financial statements.

                                 PC QUOTE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

(4)  BORROWINGS FROM SHAREHOLDER
On May 5, 1997, the Company and PICO Holdings, Inc. ("Holdings") entered into a Loan and Security Agreement (the "Loan Agreement"), under which Holdings agreed to make a secured loan to the Company in an aggregate principal amount of up to $1.0 million at a fixed rate equal to 14% per annum. Unless otherwise extended, the entire principal balance and all accrued interest due under the Loan Agreement were payable on September 30, 1997. All advances under the Loan Agreement are secured by a pledge of substantially all of the assets of the Company. These liens are subject to the prior lien of the Company's primary lender, Lakeside Bank. Holdings will be paid a "facility fee" of $40,000, plus interest at a rate equal to 14% per annum, on the maturity date of the loan contemplated by the Loan Agreement.

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

On September 22, 1997 the Company and Holdings executed a second amendment to the Loan Agreement to further increase the amount of the secured loan from Holdings to the Company from $2.0 million to $2.25 million. The terms of the Loan Agreement otherwise remained substantially the same, except that the maturity date was extended to December 31, 1997. In consideration of the amendment to the Loan Agreement, the Company granted Holdings another Common Stock Purchase Warrant for up to 129,032 shares of Common Stock. The terms of such warrant are substantially the same as contained in the Warrant, except that the conversion price is the lesser of (a) $1.9375 per share or (b) the mean of the closing bid price per share for the 20 trading days preceding exercise of this warrant

(5)  SUBSEQUENT EVENTS
On October 22, 1997, pursuant to shareholder approval on October 16, 1997, a Certificate of Amendment to the Company's Certificate of Incorporation that increased the Company's total authorized Common Stock to fifty million (50,000,000) shares, eliminated the Preferred Stock, par value $1.312704617 per share, from the Company's authorized capital, and authorized the Company to issue up to five million (5,000,000) shares of preferred stock, par value $0.001 per share, was filed with the Secretary of State of the State of Delaware.

In October 1997 Imprimis Investors LLC and Wexford Spectrum Investors LLC (collectively, the "Wexford Affiliates") expended $5.0 million to purchase five million shares of Common Stock and warrants to purchase five hundred thousand shares of Common Stock at an exercise price of $2.00 per share, exercisable at any time prior to October 15, 2002 (the "Initial Warrants").

The Wexford Affiliates have acquired the Common Stock and the Warrants for investment purposes pursuant to a certain Stock and Warrant Purchase Agreement dated October 15, 1997, between PC Quote and the Wexford Affiliates (the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, on October 15, 1997, the Wexford Affiliates purchased 1,450,000 shares of Common Stock and the Initial Warrants for a purchase price of $1.45 million. On
October 20, 1997, pursuant to the terms of the Purchase Agreement, the Wexford Affiliates purchased an additional 550,000 shares of Common Stock for a purchase price of $0.55 million. On October 23, 1997, pursuant to the terms of the Purchase Agreement, the Wexford Affiliates purchased an additional 3,000,000 shares of Common Stock for a purchase price of $3.0 million.

Up to four million of the shares of Common Stock purchased by the Wexford Affiliates are subject to repurchase by PC Quote at a purchase price of $1.00 per share pursuant to the terms of the Purchase Agreement (the "Repurchase"). Pursuant to the terms of the Purchase Agreement, PC Quote will use its best efforts to consummate the Repurchase from the proceeds of a rights offering. In the event that the rights offering is not completed on or prior to January 24, 1998, the Wexford Affiliates will be entitled to receive, out of escrow, warrants to purchase an additional 250,000 shares of Common Stock with the same terms as the Initial Warrants and, in the event the rights offering is not completed on or prior to February 28, 1998, the Wexford Affiliates will be entitled to receive, out of escrow, warrants to purchase an additional 250,000 shares of Common Stock with the same terms as the Initial Warrants.

In contemplation of the Purchase Agreement, the Wexford Affiliates have agreed not to participate in the rights offering. On October 31, 1997 a Form S-2 Registration Statement was filed with the Securities and Exchange Commission for the rights offering.

                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

The statements made herein that are not historical facts may contain forward-looking information that involve substantial risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Among the factors that could cause or contribute to such differences include the Company's ability to (i) obtain adequate financing to fund its current and future business strategies,
(ii) attract and retain key employees, (iii) compete successfully against competitive products and services, (iv) maintain its relationships with key suppliers and providers of market data, (v) pay, refinance, or extend the up to $2.25 million loan from PICO Holdings on or before December 31, 1997, and (vi) the effect of economic and business conditions, generally.



RESULTS OF OPERATIONS:

FOR THE NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1997

Service revenue for the nine months ended September 30,1997 decreased 2% from the same period of 1996 and was essentially unchanged for the quarter ended September 30, 1997 when compared to the same period of the prior year. The decrease is due to the loss of two major customers in the Company's traditional direct data feed business. The lost revenue, $3.8 million and $400,000 for the nine months and quarter, respectively, has been substantially offset by increases in service revenue in the Company's traditional and internet businesses, as well as revenue from the sale of advertising on the internet.

Direct costs of services increased 46% and 23% for the nine months and quarters ended September 30, 1997, respectively, over the same periods in 1996. Principal components of these increases were royalties, leased equipment, communication costs, and compensation directly attributable to internet operations and sales of PCW6.0, payments to providers of market data, and maintenance of and enhancements to the Company's traditional direct data feed systems.

Amortization of software development for the nine months and quarter ended September 30, 1997 increased 56% and 36%, respectively, from the same periods of the prior year, reflecting the investment in internet and direct data feed products and delivery mechanisms.

Similarly, research and development costs increased 65% and 73%, respectively, for the nine months and quarter ended September 30, 1997 as compared to the same periods in 1996. The increase was due to additional charges for equipment leased to upgrade systems' design and testing equipment, in addition to costs of maintaining and enhancing previously developed products and services.

Selling and marketing costs increased 23% and 2%, respectively, for the nine months and quarter ended September 30, 1997 over the same periods in 1996. The increase was mainly due to commissions.

General and administrative expenses decreased 1% and 42% for the nine months and the quarter ended September 30, 1997, respectively, from the same periods in 1996. The decreases were principally due to reductions in compensation and related employee costs and a decrease in bad debt expense for the quarter as compared to the prior year.

In June 1997, the Company underwent a significant management reorganization and restructuring of operations. As a result, for the nine months ended September 30, 1997 the Company wrote off approximately $572,000 of unamortized software development costs for previously capitalized software projects that were discontinued. The management reorganization resulted in the Company incurring employment related termination costs of $425,000 and $150,000 was paid to terminate a contractual arrangement related to unprofitable operations.

Interest expense increased 1,150% and 1,681%, respectively, for the nine months and quarter ended September 30. 1997 over the same periods in 1996. The increases reflect the recognition of non-cash amortization of $467,016 and $330,936 for the nine months and quarter, respectively, for the value of the $2.5 million convertible subordinated debenture's beneficial conversion feature and amortization of $442,640 and $264,810 for the nine months and quarter, respectively, for the value of the common stock purchase warrants issued to PICO Holdings, Inc. in connection with a financing arrangement. Also included is interest on the bank term loan, the convertible subordinated debenture and financing arrangement borrowings. See footnote 4 of the Notes to the Financial Statements for additional information with respect to the financing arrangement.

                                    ITEM 2

                     MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES:

FOR THE NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1997

Net cash declined by 93% for the nine months ended September 30, 1997 as compared to 89% for the nine months ended September 30, 1996. Expenditures for new equipment and capitalized software costs were 39% lower than last year. New direct borrowings of $2,290,000 from the 1997 loan facility with PICO Holdings, discussed below, were also incurred. Agreements were reached with various vendors to extend payments under negotiated payment plans.

The Company's $1.0 million line of credit with Lakeside Bank expired in February 1997. The Company is experiencing working capital constraints which has hindered operations. To lessen such constraints, on May 5, 1997 the Company entered into a loan and security agreement with its principal shareholder, PICO Holdings ("PICO"), to provide working capital loans of up to $1.0 million. In connection with the extension by PICO of such $1.0 million facility, the Company and PICO restructured the terms of its $2.5 million subordinated convertible debenture ("Debenture"). In August 1997, the Company and PICO amended the loan and security agreement increasing the facility by $1.0 million to $2.0 million. In September 1997, the Company and PICO further amended the loan and security agreement increasing the facility by $0.25 million to $2.25 million and extending the due date for all borrowings on the facility, plus accrued interest to December 31, 1997. See footnote 4 of the Notes to the Financial Statements and Part II of this report for additional information regarding the loan facility.

In October 1997 the Company issued five million (5,000,000) shares of Common Stock in exchange for five million dollars ($5,000,000), subject to the Company's right to repurchase four million shares at one dollar ($1) per share upon completion of a rights offering. See note 5 of the Footnotes to the Financial Statements and Part II of this report for additional information regarding the equity capital infusion.

Part II

ITEM 2.  CHANGES IN SECURITIES

  On September 22, 1997 the Company and PICO Holdings, Inc., ("Holdings") executed a second amendment to the Loan and Security Agreement dated as of May 5, 1997, as amended on August 8, 1997 (the "Loan Agreement") to further increase the amount of the secured loan from Holdings to the Company from $2.0 million to $2.25 million. The terms of the Loan Agreement otherwise remained substantially the same, except that the maturity date was extended to December 31, 1997. In consideration of the amendment to the Loan Agreement, the Company granted Holdings a Common Stock Purchase Warrant entitling Holdings to purchase a minimum of 129,032 shares of the Company's Common Stock at a price per share (the "Warrant Price") equal to the lesser of (a) the mean of the closing bid price per share for the 20 trading days preceding exercise of the Warrant or (b) $1.9375 per share. The Warrant expires on April 30, 2000. In lieu of exercising the Warrant for cash, Holdings may elect to receive shares of the Company's Common Stock equal to the "value" of the Warrant determined in accordance with a formula specified in the Warrant (the "Conversion Value"). The number of shares of the Company's Common Stock subject to the Warrant and the Warrant Price will be adjusted to reflect stock dividends; reclassifications or changes of outstanding securities of the Company; any consolidation, merger or reorganization of the Company; stock splits; issuances of rights, options or warrants to all holders of shares of the Company's Common Stock exercisable at less than the current market price per share; and other distributions to all holders of shares of the Company's Common Stock. In the event of any sale, license or other disposition of all or substantially all of the assets of the Company or any reorganization, consolidation or merger involving the Company in which the holders of the Company's securities before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity (an "Acquisition"), if the successor entity does not assume the obligations of the Warrant and Holdings has not fully exercised the Warrant, the unexercised portion of the Warrant will be deemed automatically converted into shares of the Company's Common Stock at the Conversion Value. Alternatively, Holdings may elect to cause the Company to purchase the exercised portion of the Warrant for cash upon the closing of any Acquisition for an amount equal to (a) the fair market value of any consideration that would have been received had Holdings exercised the unexercised portion of the Warrant immediately before the record date for determining stockholders entitled to participate in the proceeds of the Acquisition, less (b) the aggregate Warrant Price. The Warrant also provides for certain piggyback registration rights and a one-time demand registration right.

In October 1997 Imprimis Investors LLC and Wexford Spectrum Investors LLC (collectively, the "Wexford Affiliates") expended $5.0 million to purchase five million shares of the Company's Common Stock and warrants to purchase five hundred thousand shares of the Company's Common Stock at an exercise price of $2.00 per share, exercisable at any time prior to October 15, 2002 (the "Initial Warrants").

  The Wexford Affiliates have acquired the Common Stock and the Warrants for investment purposes pursuant to a certain Stock and Warrant Purchase Agreement dated October 15, 1997, between PC Quote and the Wexford Affiliates (the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, on October 15, 1997, the Wexford Affiliates purchased 1,450,000 shares of Common Stock and the Initial Warrants for a purchase price of $1.45 million. On October 20, 1997, pursuant to the terms of the Purchase Agreement, the Wexford Affiliates purchased an additional 550,000 shares of Common Stock for a purchase price of $0.55 million. On October 23, 1997, pursuant to the terms of the Purchase Agreement, the Wexford Affiliates purchased an additional 3,000,000 shares of Common Stock for a purchase price of $3.0 million.

  Up to four million of the shares of Common Stock purchased by the Wexford Affiliates are subject to repurchase by PC Quote at a purchase price of $1.00 per share pursuant to the terms of the Purchase Agreement (the "Repurchase"). Pursuant to the terms of the Purchase Agreement, PC Quote will use its best efforts to consummate the Repurchase from the proceeds of the Rights Offering. In the event that the Rights Offering is not completed on or prior to January 24, 1998, the Wexford Affiliates will be entitled to receive, out of escrow, warrants to purchase an additional 250,000 shares of Common Stock with the same terms as the Initial Warrants and, in the event the Rights Offering is not completed on or prior to February 28, 1998, the Wexford Affiliates will be entitled to receive, out of escrow, warrants to purchase an additional 250,000 shares of Common Stock with the same terms as the Initial Warrants.

  In contemplation of the Purchase Agreement, the Wexford Affiliates have agreed not to participate in the Rights Offering. On October 31, 1997 a Form S-2 Registration Statement was filed with the Securities and Exchange Commission for the rights offering.

Item 6.  Exhibits and Reports on Form 8-K

     a.  The following Exhibits are filed herein:

         Exhibit 4.1
             Form of Common Stock Purchase Warrant for 129,032 shares of the Company's Common Stock issued to PICO Holdings, Inc.

         Exhibit 4.2
             Form of Common Stock Purchase Warrant for 350,000 shares of the Company's Common Stock issued to Imprimis Investors LLC

         Exhibit 4.3
             Form of Common Stock Purchase Warrant for 150,000 shares of the Company's Common Stock issued to Wexford Spectrum Investors LLC

         Exhibit 4.4
             Form of Common Stock Purchase Warrant for 101,500 shares of the Company's Common Stock issued to Imprimis Investors LLC

         Exhibit 4.5
             Form of Common Stock Purchase Warrant for 43,500 shares of the Company's Common Stock issued to Wexford Spectrum Investors LLC
  .

         Exhibit 4.6
             Form of Common Stock Purchase Warrant for 38,500 shares of the Company's Common Stock issued to Imprimis Investors LLC

         Exhibit 4.7
             Form of Common Stock Purchase Warrant for 16,500 shares of the Company's Common Stock issued to Wexford Spectrum Investors LLC

         Exhibit 4.8
             Form of Common Stock Purchase Warrant for 175,000 shares of the Company's Common Stock issued to Imprimis Investors LLC

         Exhibit 4.9
             Form of Common Stock Purchase Warrant for 75,000 shares of the Company's Common Stock issued to Wexford Spectrum Investors LLC

         Exhibit 4.10
             Form of Common Stock Purchase Warrant for 35,000 shares of the Company's Common Stock issued to Imprimis Investors LLC

         Exhibit 4.11
             Form of Common Stock Purchase Warrant for 15,000 shares of the Company's Common Stock issued to Wexford Spectrum Investors LLC

         Exhibit 4.12
             Certificate of Amendment dated as of October 22, 1997, to Company's Certificate of Incorporation.

         Exhibit 10.1
             Form of Second Joint Amendment to Agreement to Provide Insurance; Disbursement Request and Authorization; Promissory Note; and Loan and Security Agreement

         Exhibit 10.2
             Form of Stock And Warrant Purchase Agreement dated as of October 15, 1997 between the Company and Imprimis Investors LLC and Wexford Spectrum Investors LLC

         Exhibit 27
             Financial Data Schedule

     b. The Company's Current Report on Form 8-K was filed on July 16, 1997 and amended on August 26, 1997.


                                      SIGNATURES
                                      __________

Pursuant to the requirements of the Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PC QUOTE, INC.



Date:  November 14, 1997               By:   /s/ Jim R. Porter
                                             -------------------------
                                             Jim R. Porter
                                             Chief Executive Officer


                                       By:   /s/ John E. Juska
                                             -------------------------
                                             John E. Juska
                                             Chief Financial Officer