Form 10-K
period 1997-12-31
PC QUOTE INC
filed 1998-03-31
CIK 745774

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 1997

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

           Securities registered pursuant to Section 12(b) of the Act:
                       Common Stock, $.001 par Value

           Securities registered pursuant to Section 12(g) of the Act:
                                    NONE

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 12, 1998, the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock as reported by the American Stock Exchange) on such date held by non-affiliates of the Registrant was $8,461,000.

As of March 23, 1998, there were 12,436,800 shares of Common Stock of the Registrant outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE: See Page 3

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 1998 are incorporated by reference into Part III hereof.

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

ITEM 13   Certain Relationships and               Company's Proxy Statement
          Related Transactions                    to be filed in connection with
                                                  its Annual Meeting of
                                                  Stockholders

PART IV

ITEM 14   Exhibits and Reports                    Exhibits as specified in Item
          on Form 8-K                             14 of this Report

                                PC QUOTE, INC.
                                    PART I

ITEM 1.  BUSINESS

RECENT DEVELOPMENTS

The Registrant consummated several financing transactions during the year ended December 31,1997 and the first quarter of 1998. See the LIQUIDITY AND CAPITAL RESOURCES section of PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of this Report

GENERAL DEVELOPMENT OF BUSINESS

PC Quote, Inc. (the "Company" or the "Registrant") was incorporated in the State of Illinois on June 23, 1980 as On-Line Response, Inc. and was incorporated in Delaware on August 12, 1987. The Company provides real-time and delayed securities quotations and news to professional and consumer markets worldwide. Professional clients include brokerage firms, banks, insurance companies, fund managers, institutional and professional traders. The Company has expanded its service offerings to the individual investor, application developers and businesses by offering its products through the Internet. The Company's "web site" offers non-fee delayed quotes to all visitors and real time subscription market data services to fee-based subscribers.

The Company generates revenue from its securities quotations services, individual investor subscriptions, Internet business services, software and web site development services, OEM and redistributor services, and from advertising sold on its web site. The Company classifies its data services into two categories: real-time satellite broadcast or dedicated landline for professional trading desktops and networks; and Internet services for individual investors, developers, corporations and financial institutions.

The Company's executive offices are located in Chicago, Illinois. The Company also maintains sales offices in New York, Dallas and Chicago.

GENERAL

The Company maintains a real-time database of last sale and bid/ask prices of more than 250,000 issues that contains the most comprehensive options data and has also been optimized for Level 2 NASDAQ market-maker quotes. The database includes all North American equities and options, major stock indices, Level 1 NASDAQ-quoted stocks, Level 2 NASDAQ market-maker quotes, mutual funds, money market funds, futures contracts and options on futures contracts. Also covered are exchange-traded issues from Europe and Asia. The Company creates its database by gathering ticker and news feeds from stock, options and commodities exchanges and other sources and processing such information into a single data feed. The Company's primary processing plant is located in its executive offices in Chicago, Illinois.

PC Quote software applications, running on the customer's computer, process the data stream to allow the user to monitor securities on an on-going real-time basis. They also create in the user's computer a complete database of trading symbols, continuously updated by the data stream. This database gives the user instant access to security prices. The same data stream is used to create an equivalent database on the Company's computers, accessible to its customers via the Internet.

The following is a description of the principal products and services marketed by Company.

PART I-ITEM 1. BUSINESS
PRODUCTS AND SERVICES

                              HYPERFEED-TM-

HyperFeed, the cornerstone of the services provided by the Company, is the Registrant's digital real-time market data feed. It is broadcast at 1024 kilobytes per second and 112 kilobytes per second and contains all North American stock, options, and commodity exchange, in addition to international exchange, issues. HyperFeed also carries:

      -     Dynamic Nasdaq Level II market maker quotes;

      - Dow Jones Composite News Service (up to 90-day retrieval of nine wires "Broadtape", Professional Investor Report, Capital Markets Report, International News Wire, World Equities Report, European Corporate Report, Electronic Wall Street Journal, International Petroleum Reports, Federal Filings);

      -     Multiple levels of fundamental data;

      -     Fixed income pricing; and

      -     Other types of fixed and dynamic financial data.

HyperFeed underlies all of the Registrant's other products and services, which capitalize on Hyperfeed to access, view and utilize data in a variety of ways. To produce and transmit HyperFeed, PC Quote uses multiple redundant, high-speed data circuits to gather ticker and news feeds from securities exchanges and other sources. At the Registrant's production center in Chicago, these feeds are directed into multiple redundant dynamic real-time databases from which HyperFeed is generated.

HyperFeed is transmitted to customer sites either over a satellite communications network or by dedicated digital data circuits. At the customer site HyperFeed is received by a Quote Server, an industry standard PC which creates and maintains databases of real-time news and fundamental information.

The Quote Server can reside on a local area network, where the data it maintains is accessible to software applications running on workstations on a network, or it can function as a stand-alone unit, in which case its data is available to software applications running on the Quote Server itself. In both instances the software applications accessing the data may be supplied by the Registrant, by third parties, or by the customer themself.

Third party or customer supplied software utilize the Registrant's high-performance application program interfaces (APIs) to access the Quote Server's data. In this way the Quote Server can supply data for virtually any purpose, including proprietary order execution systems, analytical modeling, internal risk management, order matching, or redistribution via on-line systems, the Internet, or wide area networks. Third party developers and customers using the APIs for their own development pay a monthly fee for the interfaces, in addition to monthly HyperFeed licensing fees and per-user or per-unit charges once the application is ready for distribution or redistribution.

The Registrant also maintains Internet Quote Servers at its facility. These Quote Servers function just like any other Quote Servers, supporting applications developed by the Registrant, or by third parties or customers using Internet-enabled versions of the Registrant's APIs. In this way the Registrant and its customers are able to benefit from the Internet's substantially lower costs for service, communications and startup, its ease of access, and its worldwide availability.

PART I-ITEM 1. BUSINESS
PRODUCTS AND SERVICES, CONTINUED


SOFTWARE APPLICATIONS AND SERVICES MARKETED BY REGISTRANT

To complement the Hyperfeed database, the Company has several high-end applications and programming tools which it licenses to Hyperfeed subscribers.

PC Quote 6.0 for Windows is a comprehensive suite of real-time professional trading tools. Running under Microsoft-TM- Windows-TM- 3.1 or Windows-TM- 95, or Windows NT-TM-, PC Quote 6.0 offers unlimited quote pages, charting, technical analysis, searchable news, time of sale and quote, Nasdaq Level II market maker screens, options analytical tools, dynamic data exchange into Microsoft-TM- Excel-TM-, tickers, alerts, baskets and more.

PC Quote 6.0 can be fed by Quote Servers on the customer's local area network or through a connection to the Internet. Monthly fees for Internet service are lower than fees for local area network service; this makes PC Quote 6.0 more affordable around the world for individual investors and affords a wide range of options for the professional marketplace. The software application for PC Quote 6.0 is licensed from an unaffiliated third party pursuant to a Software Distributor Agreement.

Quote Server with Quote Tools - custom applications using robust and easy-to-use APIs, the Quote Tools enable a customer to build anything from real-time trading desktop interfaces to Web Sites with portfolio management and the latest in Internet push technology. The Quote Server APIs are unique in that they give a complete suite of programming interfaces, from Visual Basic to CGI to C++ for all levels of programming in all environments.

In 1995 the Company established an Internet web site, and MarketSmart, offering free delayed quotes and other information to all visitors. Commencing in 1996 and continuing to build throughout 1997, the Company generated revenue by selling advertising on its web site's free quote pages and MarketSmart, providing market information for other web sites, offering development tools for internet-based applications, and forming strategic relationships with other major Internet players. The Company's expanded web site now offers, in addition to links to unlimited free delayed quote information, subscription fee real-time quote information, corporate profiles and press releases, information about PC Quote's products and services and paths for learning about and signing up for subscription services available on the site.

The Company's Internet Business Services provide custom and template web-site services and software development services--from basic tools to complete turnkey installations--to software vendors, financial institutions, corporations, and Internet content providers. All of the Company's Internet services, including the web site, advertising, PC Quote 6.0 on the Internet, and Quote Tools, can be wholesaled, private labeled, cloned or customized to meet a customer's specific needs.

The Company has become a quote service for the major office applications companies. In Microsoft Excel's new 1997 version, Web Query technology features the ability to access data from PC Quote. In February 1997 Lotus development Corporation also featured PC Quote's data as the "in the box" feature for its SmartSuite application.

PART I ITEM 1. BUSINESS
PRODUCTS AND SERVICES, CONTINUED


PATENTS, TRADEMARKS AND LICENSES

The Company does not have patent or federal copyright protection for its proprietary software products. Although applicable software is readily duplicated illegally by anyone having access to appropriate hardware, the Company attempts to protect its proprietary software through license agreements with customers and common law trade secret protection and non-disclosure contract provisions in its agreements with its employees. The Company uses security measures, including a hardware key, which restricts access to its on-line services unless proper password identification from a PC Quote user is provided. As an additional safeguard, the Company provides only the object code on its diskette and retains the source code.

The following products are registered trademarks: BasketMaker-Registered Trademark-, QuoteWare-Registered Trademark-, PriceWare-Registered Trademark- and QuoteBlaster-Registered Trademark-. The HyperFeed-TM- product is a servicemark of the Company.

COMPETITION

The market for the on-line provision of financial information such as equities, commodities, futures and options quotations and news through services and software applications similar to those the Company provides includes a large number of competitors and is subject to rapid change. The Company believes its primary competitors include Automatic Data Processing, the Telerate unit of Dow Jones & Co., Bloomberg, the Comstock unit of Standard & Poors, the ILX unit of Thomson Corporation, Telesphere Global Ticker, Reuters, Quote.com and Data Broadcasting Corporation. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company.

SEASONALITY

The Company has not experienced any material seasonal fluctuations in its business. Barring any prolonged period of investor inactivity in trading securities, the Company does not believe that seasonality is material to its business activities.

RESEARCH AND DEVELOPMENT

The Company's systems development personnel expend their time and effort developing new software programs and high-speed data delivery systems and expanding or enhancing existing ones. Development efforts focus on providing a solution to the informational and analytical needs of both the professional and private investors. Development activity has increased with the implementation of high-level design and prototyping tools. The Company's continuing investment in software development consists primarily of enhancements to its existing Windows-based private network and Internet products and services, development of new data analysis software and programmer tools (application programming interfaces) designed to afford easy access to its datafeed for data retrieval and analysis purposes, and application of new technology to increase the data volume and delivery speed of its distribution system and network. During the fiscal years ended December 31, 1997, 1996 and 1995, the Company expensed $873,579, $706,618 and
$558,671 respectively, for research and development. In addition, for the period ending December 31, 1997 the Company wrote-off, net of amortization, $571,647 of previously capitalized projects. See "Management Discussion and Analysis."

ENVIRONMENT

Compliance with federal, state, and local provisions with respect to the environment has not had a material adverse effect on the Company's capital expenditures, earnings, or competitive position.

PART I-ITEM 1. BUSINESS
PRODUCTS AND SERVICES, CONTINUED


EMPLOYEES

As of December 31, 1997, the Company employed 113 people, none of whom are represented by a collective bargaining unit. The Company believes it has a satisfactory relationship with its employees. From time to time the Company retains the services of outside consultants on an hourly basis.

GOVERNMENT CONTRACTS

The Company has no material contracts with the Government.

BACKLOGS

Due to the nature of the business, backlogs are not a typical occurrence in the industry.

MAJOR CUSTOMERS

For information concerning the Company's major customers, see the discussion in the section of this report entitled "Management's Discussion and Analysis".

ITEM 2.  PROPERTIES

The Company's executive offices and data center are located in approximately 15,000 square feet of leased space on the 3rd floor of 300 South Wacker Drive, Chicago, Illinois. The lease for the premises expires on December 31, 2004. Lease payments are subject to escalating base rent as well as adjustment for changes in real estate taxes and other operating expenses. (See Note 6 of the Notes to Financial Statements.)

The Company also leases approximately 5,000 square feet of office space in Aurora, Illinois, through March 2000. The lease for 3,000 square feet of office space in New York City was extended in September 1997, through July 2002, and its office in San Diego, California was converted in June 1997 to a "Business Identity" presence, cancelable upon 30 days notice. (See Note 6 of the Notes to Financial Statements.)

ITEM 3.  LEGAL PROCEEDINGS

Richard F. Chappetto, a former officer of the Company, filed a complaint against the Company on December 31, 1996. The action entitled RICHARD F. CHAPPETTO VS. P.C. QUOTE, INC., was filed in the Circuit Court of Cook County, Illinois bearing Case No. 96L015250. Mr. Chappetto's employment with the Company ceased on November 1, 1996. Mr. Chappetto's complaint alleges that the Company breached various verbal and written agreements by failing to pay certain commission, bonuses and severance pay and failing to provide him with certain stock options. Mr. Chappetto seeks monetary damages of approximately $680,000. The Company has filed a Motion to Dismiss a major portion of the complaint and is vigorously contesting the matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 16, 1997 at the Registrant's Annual Meeting the following matters were submitted to a vote of shareholders and approved.

1. To elect five (5) directors to hold office until the next annual meeting of stockholders or until their successors shall have been elected and qualified.

2. To approve an amendment to the Company's Certificate of Incorporation to increase the Company's total authorized Common Stock from 10,000,000 shares to 50,000,000 shares, eliminate the Preferred Stock, par value $1.312704617 per share, from the Company's authorized capital, and to authorize the Company to issue up to 5,000,000 shares of Preferred Stock, par value $0.001 per share.

3. To approve an amendment to the Company's Combined Incentive and Non-Statuatory Stock Option Plan (the "Option Plan" to increase the aggregate number of shares of the Company's Common Stock from 1,000,000 shares to 2,000,000 shares which are reserved for issuance under the Option Plan.

4. To ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the year ending December 31, 1997.

The results of the shareholder vote were as follows:

---------------------------------------------------------------------------------------
Proposal #1 - Directors                       For             Withhold      Total Voted
---------------------------------------------------------------------------------------
Louis J. Morgan           Shares          6,848,838           305,421         7,154,259
                          Pct of O/S         92.38%             4.12%            96.49%
                          Pct of Voted       95.73%             4.27%           100.00%
---------------------------------------------------------------------------------------
Jim R. Porter             Shares          6,865,039           289,220         7,154,259
                          Pct of O/S         92.59%             3.90%            96.49%
                          Pct of Voted       95.69%             4.04%           100.00%
---------------------------------------------------------------------------------------
Ronald Langley            Shares          6,865,339           288,920         7,154,259
                          Pct of O/S         92.60%             3.90%            96.49%
                          Pct of Voted       95.96%             4.04%           100.00%
---------------------------------------------------------------------------------------
John R. Hart              Shares          6,863,689           290,570         7,154,259
                          Pct of O/S         92.58%             3.92%            96.49%
                          Pct of Voted       95.94%             6.06%           100.00%
---------------------------------------------------------------------------------------
Timothy K. Krauskopf     Shares           6,863,159           291,100         7,154,259
---------------------------------------------------------------------------------------
                         Pct of O/S          92.57%             3.93%            96.49%
                         Pct of Voted        95.93%             4.07%           100.00%
---------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------
                                             For        Against     Abstain       Not Voted    Total Voted
-----------------------------------------------------------------------------------------------------------
Proposal #2         Shares               4,951,878      319,587      39,902        1,842,892     5,311,367
                    Pct of O/S              66.79%        4.31%       0.54%           24.86%        71.64%
                    Pct of Voted            93.23%        6.02%       0.75%                         74.24%
-----------------------------------------------------------------------------------------------------------
Proposal #3         Shares               6,426,638      501,010      35,756          190,855     6,963,404
                    Pct of O/S              86.68%        6.76%       0.48%            2.57%        93.92%
                    Pct of Voted            92.29%        7.19%       0.51%                         97.33%
-----------------------------------------------------------------------------------------------------------
Proposal #4         Shares               7,098,688       15,066      40,505                      7,154,259
                    Pct of O/S              95.75%        0.20%       0.55%                         96.49%
                    Pct of Voted            99.22%        0.21%       0.57%                        100.00%
-----------------------------------------------------------------------------------------------------------

                                 PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares of common stock are traded on the American Stock Exchange under the symbol "PQT."

The following tables show for 1997 and 1996 the high and low closing prices of the Company's Common Stock for the periods indicated, as reported by the American Stock Exchange.

                                                             TRADE
                                                             -----

1997 QUARTERLY INFORMATION               HIGH                 LOW
--------------------------               ----                 ---
First                                   3-7/16               2-5/16
Second                                  2-7/16               1-1/8
Third                                   2-7/16               1-9/16
Fourth                                  2-3/16                15/16


1996 QUARTERLY INFORMATION
--------------------------
First                                  15-1/8                8-3/4
Second                                 13-3/8                7-1/8
Third                                  7-11/16              3-15/16
Fourth                                  5-5/16               2-3/8


As of December 31, 1997, the Company had 412 stockholders of record of its Common Stock.

DIVIDEND POLICY

The Company has not paid dividends on its Common Stock and it does not presently anticipate making any such payments in the near future. The Company's agreement with a lender prohibits the payment of dividends without the lender's prior consent.

PART II - ITEM 6. SELECTED FINANCIAL DATA

ITEM 6.  SELECTED FINANCIAL DATA


                                     1997              1996             1995          1994            1993
INCOME DATA:
Net Sales                        $ 17,119,372       $17,032,164     $13,391,982    $12,903,645    $12,205,916
Gross profit                     $  2,011,648       $ 5,908,644     $ 7,700,031    $ 6,496,441    $ 5,860,869
Income (loss) before
income taxes                     ($11,135,654)     ($ 3,091,705)    $ 1,376,597    $   312,410    $   211,055
Net income (loss)                ($11,141,416)     ($ 3,255,969)    $ 1,512,239    $   305,410    $   185,407

BALANCE SHEET
DATA:

Total assets                     $ 10,536,448       $11,554,070     $10,522,840    $ 9,071,731    $ 8,226,053
Long term obligations            $  2,833,734       $ 2,291,178     $   712,904    $ 1,292,989    $ 1,242,783
Shareholders' equity             $     66,329       $ 5,331,577     $ 6,611,278    $ 4,830,369    $ 4,427,444

PER SHARE DATA:
Basic net income (loss)                ($1.33)           ($0.45)    $      0.21    $      0.04    $      0.03
Diluted net income (loss)              ($1.33)           ($0.45)    $      0.21    $      0.04    $      0.03


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION - SAFE HARBOR DISCLOSURE

The statements made herein that are not historical facts may contain forward-looking information that involve substantial risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Among the factors that could cause or contribute to such differences include the Company's ability to (i) obtain adequate financing to continue as a going-concern and fund its current and future business strategies (see Note 14 of Notes to Financial Statements), (ii) attract and retain its key employees, (iii) compete successfully against competitive products and services, (iv) maintain its relationships with key suppliers and providers of market data, (v) pay, refinance, or extend the up to $2.25 million loan from PICO Holdings, Inc. on or before April 30, 1998, and (vi) the effect of economic and business conditions generally.

RESULTS OF OPERATIONS FOR 1997 COMPARED TO 1996

Service revenue increased 0.5% in 1997 to $17.1 million from $17.0 million in 1996. The increase is despite the loss of two major customers in the Company's traditional direct data feed business. (See Note 8 of the Notes to Financial Statements.) The lost revenue from the two customers, $4.9 million, has been offset by increases in product and service revenue in the Company's traditional and Internet businesses.

Direct costs of services increased approximately 36% to $15.1 million in 1997 from $11.1 million in 1996. Principal components of the increase were royalties, leased equipment, communication costs, and compensation directly attributable to Internet operations and sales of PCW6.0, payments to providers of market data, and maintenance of and enhancements to the Company's traditional direct data feed systems.

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, RESULTS OF OPERATIONS FOR 1997 COMPARED TO 1996, CONTINUED

Amortization of software development costs increased 53% to $1.9 million in 1997 from $1.2 million in 1996, reflecting the Company's continued investment in Internet and direct data feed products and delivery mechanisms.

Similarly, research and development costs increased 24% to $874,000 in 1997 from $707,000 in 1996. The increase was due to additional charges for equipment leased to upgrade systems' design and testing equipment, in addition to costs of maintaining and enhancing previously developed products and services.

Selling and marketing costs increased 17% to $3.6 million in 1997 as compared to $3.1 million in 1996. The increase was mainly due to commissions on increased sales of the Company's PCW 6.0 product.

General and administrative expenses decreased 11% to $3.4 million from $3.8 million in 1996. The decrease was principally due to reductions in compensation and related employee costs and a decrease in bad debt expense as compared to the prior year.

In June 1997, the Company underwent a significant management reorganization and restructuring of operations and, as a result, recognized restructuring expense of $1.1 million. The Company wrote off approximately $572,000 of unamortized software development costs for previously capitalized software projects that were discontinued. The management reorganization resulted in the Company incurring employment related termination costs of $425,000 and $150,000 was paid to terminate a contractual arrangement related to unprofitable operations.

Interest expense was $2.3 million for 1997, an increase of 1,469% over the $144,000 incurred in 1996. The increase reflects the recognition of non-cash amortization of $674,992 for the value of the $2.5 million convertible subordinated debenture's beneficial conversion feature and amortization of $979,097 for the value of the common stock purchase warrants issued to PICO Holdings, Inc. in connection with a financing arrangement. Also included is interest on the bank term loan, the convertible subordinated debenture and financing arrangement borrowings. (See Note 2 and Note 3 of the Notes to Financial Statements.)

RESULTS OF OPERATIONS FOR 1996 COMPARED TO 1995

Service revenue increased 27% to $17,032,164 in 1996 from $13,391,982 in 1995. The increase in service revenue was attributable to the release of a new product in December 1995, PC Quote for Windows 6.0, in the Company's core and Internet business. Net income decreased 315% to a loss of $3,255,969 in 1996 from a profit of $1,512,239 in 1995. The loss was due to significantly higher costs (Direct and Overhead departments) and Research and Development relative to revenue increases in the traditional business.

Direct cost of services increased approximately 95% to $11,123,520 in 1996 from $5,691,951 in 1995. This primarily reflects an increase in staffing levels in customer support and operations and royalty and communications costs related to the increase in volume in the core business. Additional technological infrastructure costs--principally, staffing, equipment and communications--were incurred in scaling up the core business and the Internet operations for anticipated revenues which were not fully realized.

Research and Development expenses increased approximately 26% to $706,618 in 1996 from $558,671 in 1995. The increase in research costs is related primarily to Internet based projects.

Sales and marketing costs increased 36% to $3,078,384 in 1996 from $2,267,798 in 1995. The increase was due to the increase in commission costs relating to the increase in service revenues and higher commission rate.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents declined by 16% to $1.1 million at the end of 1997. Expenditures for new equipment was 13% higher in 1997 versus 1996, while capitalized software costs were 36% lower in 1997 than 1996. New direct borrowings of $2,250,000 from the 1997 loan facility with PICO Holdings, Inc., discussed below, were also incurred. The Company also received $4.8 million in net proceeds from the sale of common stock, further discussed below. Agreements were reached with various vendors to extend payments under negotiated payment plans.

The Company's $1.0 million line of credit with Lakeside Bank expired in February 1997. The Company was experiencing, and continues to experience, working capital constraints which has hindered operations. To lessen such constraints the Company entered into several financing transactions during 1997. On May 5, 1997 the Company entered into a loan and security agreement with its principal shareholder, PICO Holdings, Inc. ("PICO"), to provide working capital loans of up to $1.0 million. In connection with the extension by PICO of such $1.0 million facility, the Company and Physicians Insurance Company of Ohio, a wholly-owned subsidiary of PICO, restructured the terms of its $2.5 million subordinated convertible debenture ("Debenture"). In August 1997, the Company and PICO amended the loan and security agreement increasing the facility by $1.0 million to $2.0 million. In September 1997, the Company and PICO further amended the loan and security agreement increasing the facility by $0.25 million to $2.25 million and extending the due date for all borrowings on the facility, plus accrued interest to December 31, 1997. The loan and security agreement was further amended in December 1997, February 1998 and March 1998 to extend the due date to January 31, 1998, February 28, 1998 and April 30, 1998, respectively. (See Note 3 of the Notes to
Financial Statements.)

In October 1997 the Company issued five million (5,000,000) shares of Common Stock in exchange for five million dollars ($5,000,000), subject to the Company's obligation to repurchase up to four million shares at one dollar ($1) per share upon completion of a rights offering. (See Note 3 and Note 15 of the Notes to Financial Statements.)

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

In November 1997 the Company commenced the rights offering whereby it granted 7,402,246 transferable subscription rights to shareholders as of November 21, 1997, entitling them to purchase one additional share of Common Stock for each right at a price of $1.00 per share. If fully subscribed, the Company anticipated it would have received approximately $7.0 million in net proceeds from the sale of shares of common stock underlying the rights, of which $4.0 million would then have been used to repurchase, at $1.00 per share, a portion of the shares previously issued in October. Proceeds in excess of $4.0 million, if received, would then be available for general corporate purposes.

In January 1998 the Company completed the rights offering and received approximately $3.0 million in gross proceeds from the sale of shares underlying exercised rights. Pursuant to the October stock purchase agreement, the entire proceeds were used to fulfill the Company's obligation to repurchase shares. (See Note 15 of the Notes to Financial Statements.)

Due to the decline in cash flow from operating activities, to levels expected to be insufficient for working capital, capital expenditures, and debt services, the Company is exploring multiple alternatives to raise capital. Such alternatives include refinancing existing debt, a merger, a spin-off or sale of part of the Company's business, a strategic relationship or joint venture with another technology or financial service firm or other financing to further fund the Company's business. Any capital raised may be costly to the Company and/or dilutive to stockholders. There can be no assurances, however, that the Company will be successful in concluding a transaction, or that if a transaction is concluded such transaction will result in alleviating the Company's present financial situation. If the Company is not able to secure additional capital, the lack of funds may significantly limit the Company's ability to realize value from its assets and its product offerings, and its ability to continue its business as currently conducted. (See Note 14 of the Notes to Financial Statements.)

MAJOR CUSTOMERS

The Company entered into an agreement with Global Financial Services, (formerly Bridge Information Systems) ("Global") on January 25, 1995, whereby the Company would provide domestic data to Global for $2,100,000 (1996) and $450,000 through March 31, 1997. For the remainder of the contract term, amounts would be charged on a per-site basis at December 31, 1996. In September 1996, the Company agreed to accelerate the termination date of the fixed fee portion of the agreement to January 1, 1997. For the fiscal year ending December 31, 1996 and 1995, Global accounted for revenues approximating $3,414,000 and $3,920,000, respectively.

In December 1996, the Company discontinued providing services to Charles Schwab and Company that accounted for net revenues of approximately $1,693,000 and $557,000 in 1996 and 1995, respectively.

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED OTHER

The Company believes general inflation does not materially impact its sales and operating results nor is it expected that the effect of current tax legislation will significantly affect its future financial position, liquidity or operating results.

At December 31, 1997, the Company had federal income tax net operating loss carryforwards of approximately $23,183,315 for federal income tax purposes and approximately $20,387,000 for the alternative minimum tax. The net operating loss carryforwards will expire, if not previously utilized, as follows: 1999: $546,000; 2000: $1,370,000; 2001: $1,539,000; 2002: $560,000;
2003: $79,000; 2004: $576,000; and thereafter $18,513,315. (See Note 5 of the
Notes to Financial Statements.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, the information called for by this Item is incorporated herein by reference to the "Index of Financial Statements", which appears elsewhere in this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
DISCLOSURE

On July 9, 1997, McGladrey & Pullen LLP declined to stand for re-election as the independent auditors for the Company. At a meeting held August 19, 1997, the Company's Board of Directors unanimously approved the appointment of KPMG Peat Marwick LLP to be the independent auditors for the year ending December 31, 1997.

The reports of McGladrey & Pullen LLP on the financial statements for the two fiscal years ended December 31, 1996 and 1995 contained no adverse opinions or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except for a going concern phrase that was included in the report relating to the Company's audited financial statements for the year ended December 31, 1996 as follows: "The accompanying financial statements have been prepared assuming that PC Quote, Inc. will continue as a going concern. As more fully described in Note 14, the Company has experienced significant operating losses, which adversely affected the Company's current results of operations and liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

In connection with its audits for the two years ended December 31, 1996 and 1995 and through July 9, 1997, there were no disagreements with McGladrey & Pullen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of McGladrey & Pullen LLP would have caused them to make reference thereto in their report on the financial statements for such years.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning directors and executive officers of the Company will be set forth in the Company's proxy statement to be used in connection with its 1998 annual meeting of stockholders, and such information is herein incorporated by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation will be set forth in the Company's proxy statement to be used in connection with its 1998 annual meeting of stockholders, and such information is herein incorporated by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement to be used in connection with its 1998 annual meeting of stockholders, and such information is herein incorporated by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions will be set forth in the Company's proxy statement to be used in connection with its 1998 annual meeting of stockholders, and such information is herein incorporated by reference thereto.

                                    PART IV


ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  1.  Financial Statements

The financial statements of the Company filed herewith are included in Item 8 of this Report.

          2.  Financial Statement Schedules

The financial statement schedule for the valuation and qualifying accounts is included in Item 8 of this report.

     (b)  REPORTS ON FORM 8-K:

No Reports on Form 8-K were filed by the Company during the fourth quarter of the period covered by this report.

     (c)  EXHIBITS

     3(a) Articles of Incorporation of Company, incorporated by reference to Appendix B of Company's Proxy Statement dated July 2, 1987.

     3(b) By-laws of the Company, as amended and restated, incorporated by reference to Exhibit 3(b) to Company's Annual Report on Form 10-K for the year ended December 31, 1987.

     3(c) Certificate of Amendment, dated as of October 22, 1997, to Company's Certificate of Incorporation, incorporated by reference to Exhibit 4.12 of the Company's Report on Form 10-Q for the quarter ended September 30, 1997.

     4(a) Specimen Common Share Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-18, Commission File No. 2-90939C.

     4(b) $2,500,000 Convertible Subordinated Debenture due 2001 issued by the Company to Physicians Insurance Company of Ohio, Inc., incorporated by reference to Exhibit 4(b) to Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     4(c) Form of First Amendment to Convertible Subordinated Debenture and Debenture Agreement, incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the quarter ended June 30, 1997.

     4(d) Form of Loan and Security Agreement dated as of May 5, 1997 between the Company and PICO Holdings, Inc., incorporated by reference to
             Exhibit 10.1 of the Company's Report on Form 10-Q for the quarter ended June 30, 1997.

     4(e) Form of Promissory Note made by the Company to the order of PICO Holdings, Inc., incorporated by reference to Exhibit 10.4 of the Company's Report on Form 10-Q for the quarter ended June 30, 1997.

     4(f) Form of Common Stock Purchase Warrant for 640,000 shares of the Company's Common Stock issued to PICO Holdings, Inc., incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the quarter ended June 30, 1997.

     4(g) Form of First Amendment to Loan and Security Agreement dated as of August 8, 1997 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 10.5 of the Company's Report on Form 10-Q for the quarter ended June 30, 1997.

     4(h) Form of Common Stock Purchase Warrant for 500,000 shares of the Company's Common Stock issued to PICO Holdings, Inc., incorporated by reference to Exhibit 10.6 of the Company's Report on Form 10-Q for the quarter ended June 30, 1997.

     4(i) Form of Second Amendment to Loan and Security Agreement dated as of September 22, 1997 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarter ended September 30, 1997.

     4(j) Form of Common Stock Purchase Warrant for 129,032 shares of the Company's Common Stock issued to PICO Holdings, Inc., incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the quarter ended September 30, 1997.

     4(k)    Form of Stock And Warrant Purchase Agreement dated as of
             October 15, 1997 between the Company and Imprimis Investors LLC and Wexford Spectrum Investors LLC, incorporated by reference to
             Exhibit 10.2 of the Company's Report on Form 10-Q for the quarter ended September 30, 1997.

     4(l) Form of Common Stock Purchase Warrant for 350,000 shares of the Company's Common Stock issued to Imprimis Investors LLC, incorporated by reference to Exhibit 4.2 of the Company's Report on Form 10-Q for the quarter ended September 30, 1997.

     4(m) Form of Common Stock Purchase Warrant for 150,000 shares of the Company's Common Stock issued to Wexford Spectrum Investors LLC, incorporated by reference to Exhibit 4.3 of the Company's Report on Form 10-Q for the quarter ended September 30, 1997.

     4(n) Form of Common Stock Purchase Warrant for 101,500 shares of the Company's Common Stock issued to Imprimis Investors LLC, incorporated by reference to Exhibit 4.4 of the Company's Report on Form 10-Q for the quarter ended September 30, 1997.

     4(o) Form of Common Stock Purchase Warrant for 43,500 shares of the Company's Common Stock issued to Wexford Spectrum Investors LLC, incorporated by reference to Exhibit 4.5 of the Company's Report on Form 10-Q for the quarter ended September 30, 1997.

     4(p) Form of Common Stock Purchase Warrant for 38,500 shares of the Company's Common Stock issued to Imprimis Investors LLC, incorporated by reference to Exhibit 4.6 of the Company's Report on Form 10-Q for the quarter ended September 30, 1997.

     4(q) Form of Common Stock Purchase Warrant for 16,500 shares of the Company's Common Stock issued to Wexford Spectrum Investors LLC, incorporated by reference to Exhibit 4.7 of the Company's Report on Form 10-Q for the quarter ended September 30, 1997.

     4(r) Form of Common Stock Purchase Warrant for 175,000 shares of the Company's Common Stock issued to Imprimis Investors LLC, incorporated by reference to Exhibit 4.8 of the Company's Report on Form 10-Q for the quarter ended September 30, 1997.

     4(s) Form of Common Stock Purchase Warrant for 75,000 shares of the Company's Common Stock issued to Wexford Spectrum Investors LLC, incorporated by reference to Exhibit 4.9 of the Company's Report on Form 10-Q for the quarter ended September 30, 1997.

     4(t) Form of Common Stock Purchase Warrant for 35,000 shares of the Company's Common Stock issued to Imprimis Investors LLC, incorporated by reference to Exhibit 4.10 of the Company's Report on Form 10-Q for the quarter ended September 30, 1997.

     4(u) Form of Common Stock Purchase Warrant for 15,000 shares of the Company's Common Stock issued to Wexford Spectrum Investors LLC, incorporated by reference to Exhibit 4.11 of the Company's Report on Form 10-Q for the quarter ended September 30, 1997.

     4(v) Form of Third Amendment to Loan and Security Agreement dated as of December 30, 1997 between the Company and PICO Holdings, Inc., located after the Financial Statements of this report.

     4(w) Form of Fourth Amendment to Loan and Security Agreement dated as of February 5, 1998 between the Company and PICO Holdings, Inc., located after the Financial Statements of this report.

     4(x) Form of Fifth Amendment to Loan and Security Agreement dated as of March 10, 1998 between the Company and PICO Holdings, Inc., located after the Financial Statements of this report.

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

     10(e) Amended and Restated PC Quote, Inc. Employees' Combined Incentive and Non-Statutory Stock Option Plan, incorporated by reference to Appendix E to Company's Proxy Statement dated July 2, 1987 and Company's Proxy Statement dated September 15, 1997.

     10(f) Lease regarding office space at 50 Broadway, New York City, dated January 31, 1987, as amended by First Amendatory Agreement dated May 18, 1987, by and between Company and 50 Broadway Joint Venture, incorporated by reference to Exhibit 10(y) to Company's Annual Report on Form 10-K for the year ended December 31, 1987.

     10(g) Satellite Service Agreement dated June 12, 1991 between Company and Space Com Systems, Inc. incorporated by reference to
             Exhibit 10(r) to Company's Annual Report on Form 10-K for the year ended December 31, 1991.

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

     10(j)   Amendment to satellite service agreement dated
             October 4, 1993 between Company and SpaceCom Systems, Inc. incorporated by reference to Exhibit 10(z) to Company's Annual Report on Form 10-KSB for the year ended December 31, 1993.

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

     10(o) Lease regarding office space at 300 South Wacker Drive, Chicago, Illinois dated June 1, 1994, by and between Company and Markborough 300 WJ Limited Partnership, incorporated by reference to Exhibit 11(e) to Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

     10(p) Agreement dated November 14, 1996 between the Company and Physicians Insurance Company of Ohio, Inc., incorporated by reference to Exhibit 10(p) to Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     10(q) Employment agreement dated July 16, 1996 between the Company and Howard Meltzer, incorporated by reference to Exhibit 10(q) to Company's Annual Report on Form 10-K for the year ended
             December 31, 1996.

     10(r) Employment agreement dated December 2, 1996 between the Company and Louis J. Morgan, incorporated by reference to Exhibit 10(r) to Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC QUOTE, INC.

By: /s/ JIM R. PORTER
    ---------------------
    Jim R. Porter, Chairman of the Board and
    Chief Executive Officer

By: /s/ JOHN E. JUSKA
    ---------------------
    John E. Juska, Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ JIM R. PORTER
------------------------------
Jim R. Porter, Chairman of the Board and
Chief Executive Officer
March 31, 1998

/s/ JOHN R. HART
------------------------------
John R. Hart, Director
March 31, 1998

/s/ TIMOTHY K. KRAUSKOPF
------------------------------
Timothy K. Krauskopf, Director
March 31, 1998

/s/ RONALD LANGLEY
------------------------------
Ronald Langley, Director
March 31, 1998

/s/ LOUIS J. MORGAN
------------------------------
Louis J. Morgan, Director
March 31, 1998

                                   CONTENTS


--------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORTS                              F-1-2
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance sheets                                          F-3-4

   Statements of operations                                F-5

   Statements of stockholders' equity                      F-6

   Statements of cash flows                                F-7-8

   Notes to financial statements                           F-9-22

   Auditors' reports on Schedule II                        F-23-24

   Supplemental Schedule II                                F-25

--------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT


To the Board of Directors
PC Quote, Inc.
Chicago, Illinois


We have audited the accompanying balance sheet of PC Quote, Inc. as of December 31, 1997, and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PC Quote, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that PC Quote, Inc. will continue as a going concern. As more fully described in
Note 14, the Company has experienced significant operating losses, which have adversely affected the Company's current results of operations and liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG Peat Marwick LLP
Chicago, Illinois
March 24, 1998

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
PC Quote, Inc.
Chicago, Illinois


We have audited the accompanying balance sheet of PC Quote, Inc. as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for each of the two years for the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PC Quote, Inc. as of December 31, 1996 and the results of its operations and its cash flows for each of the two years for the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that PC Quote, Inc. will continue as a going concern. As more fully described in
Note 14, the Company has experienced significant operating losses, which have adversely affected the Company's current results of operations and liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ McGladrey & Pullen, LLP
Schaumburg, Illinois
March 7, 1997

PC QUOTE, INC.

BALANCE SHEETS
DECEMBER 31, 1997 AND 1996


ASSETS                                                             1997            1996
Current Assets
  Cash and cash equivalents                                    $ 1,113,130    $ 1,321,512
  Accounts receivable, less allowance for
   doubtful accounts of: 1997: $346,000; 1996: $234,000          1,435,450      1,100,253
  Income tax refunds receivable                                     -              40,000
  Prepaid expenses and other current assets                         61,981        185,071
                                                               -----------    -----------
TOTAL CURRENT ASSETS                                             2,610,561      2,646,836
                                                               -----------    -----------

Property and equipment
  Satellite receiving equipment                                    895,126        865,454
  Computer equipment                                             7,266,576      6,382,179
  Communication equipment                                        2,716,415      2,656,057
  Furniture and fixtures                                           293,240        293,240
  Leasehold improvements                                           366,325        359,126
                                                               -----------    -----------
                                                                11,537,682     10,556,056
Less: Accumulated depreciation and amortization                  9,035,571      7,791,849
                                                               -----------    -----------
                                                                 2,502,111      2,764,207
                                                               -----------    -----------
Software development costs, net of accumulated
  Amortization of: 1997: $5,045,080; 1996: $3,600,204            5,126,473      5,789,845
                                                               -----------    -----------
Deposits and other assets                                          297,303        353,182
                                                               -----------    -----------
TOTAL ASSETS                                                   $10,536,448    $11,554,070
                                                               -----------    -----------
                                                               -----------    -----------


See Notes to Financial Statements.

PC QUOTE, INC.

DECEMBER 31, 1997 AND 1996


LIABILITIES AND STOCKHOLDERS' EQUITY                1997            1996
Current Liabilities
 Note payable, bank, current                    $   300,000  $   300,000
 Note payable, credit facility                    2,250,000         -
 Capital lease obligations, current                   -          142,685
 Accounts payable                                 2,834,460    1,774,390
 Accrued expenses                                   604,916      396,876
 Accrued compensation                               618,289      315,500
 Accrued interest                                   388,253         -
 Income taxes payable                                 5,192        6,264
 Unearned revenue, current                          635,275      995,600
                                                -----------  -----------
TOTAL CURRENT LIABILITIES                         7,636,385    3,931,315
                                                -----------  -----------
Note payable, bank, noncurrent                      799,634    1,100,000
 Convertible subordinated debenture bond
 payable, net of unamortized discount of:
 1997: $1,096,402; 1996: $1,650,000               1,403,598      850,000
Unearned revenue, noncurrent                        442,953      134,636
Accrued expenses, noncurrent                        187,549      206,542
                                                -----------  -----------
TOTAL NONCURRENT LIABILITIES                      2,833,734    2,291,178
                                                -----------  -----------
TOTAL LIABILITIES                                10,470,119    6,222,493
                                                -----------  -----------
Stockholders' Equity
Common stock, $.001 par value; authorized
 50,000,000 shares in 1997 and 10,000,000
 shares in 1996; issued and outstanding
 12,436,800 at December 31, 1997 and
 7,355,621 at December 31, 1996                      12,437        7,356

Additional paid-in capital                       17,386,591   12,615,995
Additional paid-in capital - convertible
 subordinated debenture and warrants              2,750,491    1,650,000
Accumulated deficit                             (20,083,190)  (8,941,774)
                                                -----------  -----------
TOTAL STOCKHOLDERS' EQUITY                           66,329    5,331,577
                                                -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $10,536,448  $11,554,070
                                                -----------  -----------
                                                -----------  -----------

                      See Notes to Financial Statements.

PC QUOTE, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                         1997               1996             1995
Net Revenues:
Services                             $ 17,119,372        $17,032,164      $11,417,388
Services-related party                     -                  -             1,974,594
                                     ------------        -----------      -----------
                                       17,119,372         17,032,164       13,391,982
Direct cost of services                15,107,724         11,123,520        5,691,951
                                     ------------        -----------      -----------
                                        2,011,648          5,908,644       7 ,700,031
                                     ------------        -----------      -----------
Operating costs and expenses:
Amortization  of software
development costs                       1,909,652          1,244,522          929,231
Research and development                  873,579            706,618          558,671
Selling and marketing                   3,593,696          3,078,384        2,267,798
General and administrative              3,408,770          3,836,950        2,384,336
Restructuring                           1,146,677              -                -
                                     ------------        -----------      -----------
                                       10,932,374          8,866,474        6,140,036
                                     ------------        -----------      -----------
OPERATING INCOME (LOSS)                (8,920,726)        (2,957,830)       1,559,995
                                     ------------        -----------      -----------
Financial income (expenses):
Interest income                            37,873              9,743           22,037
Interest expense                       (2,252,801)          (143,618)        (205,435)
                                     ------------        -----------      -----------
                                       (2,214,928)          (133,875)        (183,398)
                                     ------------        -----------      -----------
INCOME (LOSS) BEFORE
    INCOME TAXES                      (11,135,654)        (3,091,705)       1,376,597
Income taxes (credits)                      5,762            164,264         (135,642)
                                     ------------        -----------      -----------
NET INCOME (LOSS)                    ($11,141,416)       ($3,255,969)     $ 1,512,239
                                     ------------        -----------      -----------
                                     ------------        -----------      -----------

Basic net income (loss) per share          ($1.32)            ($0.45)         $ 0.21
Diluted net income (loss) per share        ($1.32)            ($0.45)         $ 0.21

See Notes to Financial Statements.

                                         PC QUOTE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

------------------------------------------------------------------------------------------------------------------------
                                                                             Additional
                                                                              Paid-In
                                      Common        Common     Additional     Capital
                                       Stock        Stock      Paid-In       Convertible       Accumulated
                                      Shares        Amount      Capital       Debentures         Deficit        Total
------------------------------------------------------------------------------------------------------------------------
Balances

12/31/94                              6,969,174    6,969       12,021,444          -           (7,198,044)     4,830,369
Net income                                -          -             -               -            1,512,239      1,512,239
Issuance of common stock                216,558      217          268,453          -               -             268,670
12/31/95                              7,185,732    7,186       12,289,897          -           (5,685,805)     6,611,278
Net loss                                  -          -             -               -           (3,255,969)    (3,255,969)
Issuance of common stock                169,889      170          326,098          -               -             326,268
Value assigned to conversion
feature of convertible debentures                                               1,650,000                      1,650,000
                                      ---------    -----       ----------       ---------      ------------   ------------
12/31/96                              7,355,621    7,356       12,615,995       1,650,000      (8,941,774)     5,331,577
Net loss                                  -          -           -                 -          (11,141,416)   (11,141,416)
Issuance of common stock              5,081,179    5,081        4,751,520          -               -           4,756,601
Value assigned to amendment
of convertible debenture
and warrants issued                                                             1,100,491                      1,100,491
Value assigned to employee stock
options issued                                                     19,076                                         19,076
                                      ---------    -----       ----------       ---------    ------------   ------------
12/31/97                             12,436,800   12,437       17,386,591       2,750,491     (20,083,190)        66,329


See Notes to Financial Statements.

PC QUOTE, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                       1997               1996             1995
Cash Flows From Operating Activities
  Net income (loss)                                                 ($11,141,416)      ($3,255,969)      $1,512,239
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
    Depreciation and amortization of property and equipment            1,243,722         1,230,809        1,289,506
    Provision for doubtful accounts                                      683,639           734,346          361,369
    Amortization of software development costs                         1,909,652         1,244,522          929,231
    Amortization of deferred discount on convertible
    subordinated debenture                                               674,992              --               --
    Amortization of deferred debt on warrants                            979,097              --               --
    Write-off of capitalized software development costs                  571,647              --               --
    Compensation value assigned to employee stock options granted         19,076              --               --
    Deferred income taxes                                                   --             158,000         (158,000)
    (Gain) loss on disposal of equipment                                    --             (52,206)         (15,975)
  Changes in assets and liabilities:
    Accounts receivable                                               (1,018,836)         (514,091)      (1,126,643)
    Accounts receivable - related party                                     --                --            287,334
    Income tax refunds receivable                                         40,000              --            (40,000)
    Prepaid expenses and other current assets                            123,090           109,465           20,257
    Deposits and other assets                                             55,879           (77,489)        (100,074)
    Accounts payable                                                   1,060,070           157,986          266,669
    Accrued expenses                                                     880,089           345,727          108,480
    Unearned revenue                                                     (52,008)          329,176          224,418
    Income taxes payable                                                  (1,072)            6,264             --
                                                                     ------------        -----------     -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (3,972,379)           416,540       3,558,811
                                                                     ------------        -----------     -----------

Cash Flows From Investing Activities
  Purchase of property and equipment                                  (1,037,569)          (914,898)       (668,178)
  Proceeds from sale of equipment                                         55,943            190,498          15,975
  Software development costs capitalized                              (1,817,927)        (2,862,152)     (2,586,519)
                                                                     ------------        -----------     -----------

NET CASH USED IN INVESTING ACTIVITIES                                 (2,799,553)        (3,586,552)     (3,238,722)
                                                                     ------------        -----------     -----------

Cash Flows From Financing Activities
  Proceeds from issuance of common stock                               4,756,601            326,268         268,670
  Proceeds from notes payable                                               --            2,500,000            --
  Proceeds from issuance of subordinated
     convertible debenture                                                  --            2,500,000            --
  Net borrowings under credit facility                                 2,250,000
  Principal payments under capital lease obligations                    (142,685)          (578,222)       (829,367)
  Principal payments on note payable, bank                              (300,366)        (1,300,000)       (100,000)
                                                                     ------------        -----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                                             6,563,550          3,448,046        (660,697)
                                                                     ------------        -----------     -----------

Net increase (decrease) in cash and cash equivalents                    (208,382)           278,034        (340,608)
Cash and cash equivalents:
  Beginning of year                                                    1,321,512          1,043,478       1,384,086
                                                                     ------------        -----------     -----------

  End of year                                                         $1,113,130         $1,321,512      $1,043,478
                                                                     ------------        -----------     -----------
                                                                     ------------        -----------     -----------


                       See Notes to Financial Statements.

PC QUOTE, INC
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                   1997         1996       1995
-----------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
   Interest paid                                                               $  218,531   $  143,618   $205,435
   Income taxes paid                                                           $    6,834       $1,000   $ 37,950

Supplemental Disclosures of Noncash Investing and Financing
   Activities
   Additional paid-in-capital from issuance of subordinated
     convertible debenture bonds                                                            $1,650,000

   Additional paid-in-capital from amendment of
     Convertible debenture agreement and issuance of warrants                  $1,100,491

   Additional paid-in-capital from issuance of
      employee stock options                                                   $19,076


See Notes to Financial Statements.

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company maintains a real-time database of last sale, bid/ask, and historical prices of more than 250,000 security issues that contains the most comprehensive options data and has also been optimized for Level 2 NASDAQ market-maker quotes. The database includes all North American equities and options, major stock indices, Level I NASDAQ-quoted stocks, Level II NASDAQ market maker quotes, mutual funds, money market funds, futures contracts and options on futures contracts. Also covered are exchange-traded issues from Europe and Asia. The Company generates a digital data stream from the Company's database and broadcasts it to the customer's personal computer. The Company's software applications, running on the user's computer, process the data stream to allow the user to monitor securities on an on-going real-time basis. They also create in the user's computer a complete database of trading symbols, continuously updated by the data stream. This database gives the user instant access to security prices. The same data stream is used to create an equivalent database on the Company's computers, accessible to its customers via the Internet.

The Company's continuing investment in software development consists primarily of enhancements to its existing Windows-based private network and Internet products and services, development of new data analysis software and programmer tools (application programming interfaces) designed to afford easy access to its datafeed for data retrieval and analysis purposes, and application of new technology to increase the data volume and delivery speed of its distribution system and network.

The Company's customer base consists primarily of professional investors, securities brokers, dealers and traders, and portfolio managers. The Company has expanded its service offerings to the individual investor, application developers and businesses by offering its products through the Internet. The Company requires its customers to make cash deposits as collateral for payment of services rendered. Customers are located primarily in the United States and North America.

Significant accounting policies are as follows.

ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: The Company considers all cash and cash investments with an original maturity of three months or less to be cash equivalents. The Company typically invests excess cash in a money market account which is at a financial institution which management believes has a strong credit rating.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation on owned assets is provided using the straight-line method over the following estimated useful lives: satellite, computer and communications equipment: 3 to 5 years; furniture, fixtures and leasehold improvements: 5 to 10 years. Leasehold improvements are amortized over the lesser of the estimated useful lives or the terms of the respective leases.

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Maintenance and repair costs are charged to earnings as incurred. Costs of improvements are capitalized. Upon retirement or disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in the statements of operations.

SOFTWARE DEVELOPMENT COSTS: Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility of computer software products to be sold, leased or otherwise marketed, are charged to research and development as incurred. Once technological feasibility has been determined, costs incurred in the construction phase of software development including coding, testing, and product quality assurance are capitalized.

Amortization commences at the time of capitalization or, in the case of a new product or service offering, at the time the product or service becomes available for use. Unamortized capitalized costs determined to be in excess of the net realizable value of the product are expensed at the date of such determination. The accumulated amortization and related software development costs are removed from the respective accounts effective in the year following full amortization.

PC Quote, Inc.'s policy is to amortize capitalized software costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight line method over the remaining estimated economic life of the product including the period being reported on, principally three to five years. The Company assesses the recoverability of its software development costs against estimated future undiscounted cash flows. Given the highly competitive environment and technological changes it is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both may be reduced significantly.

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

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPUTATION OF NET INCOME (LOSS) PER SHARE: In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which established new methods for computing and presenting earnings per share ("EPS") and replaced the presentation of primary and fully-diluted EPS with basic ("Basic") and diluted EPS. Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share includes the dilutive effect of unexercised common stock equivalents.

RECLASSIFICATION: Certain 1996 balances have been reclassified to conform to the 1997 presentation.

NOTE 2.  NOTE PAYABLE

The Company has a $1,500,000 term loan with a bank, payable in monthly installments of $25,000 plus interest at prime (prime was 8.5% at December 31, 1997). The loan is collateralized by substantially all assets of the Company. At December 31, 1997 and 1996, the outstanding balance was $1,099,634 and $1,400,000, respectively.

NOTE 3. FINANCING AND RELATED PARTY TRANSACTIONS

On November 14, 1996, the Company entered into an agreement (the "Debenture Agreement") with Physicians Insurance Company of Ohio, ("PICO"), which then owned approximately 30% of the Company's outstanding shares of Common Stock. Pursuant to the Debenture Agreement, PICO invested $2.5 million in the Company in exchange for a Subordinated Convertible Debenture (the "Debenture") in the principal amount of $2.5 million with interest at 1% over prime. Interest is payable semiannually, beginning January 1, 1998. PICO made the investment and the Debenture was issued on December 2, 1996. The Debenture was to mature on December 31, 2001 and was convertible at any time by PICO into 1.25 million shares of Common Stock of the Company (subject to adjustment in certain cases). Using the Black-Scholes option-pricing model, a value of $1,650,000 was assigned by the Company to the subordinated debenture's beneficial conversion feature and recognized as additional paid in capital and unamortized discount upon issuance in 1996.

On May 5, 1997, the Company and PICO Holdings, Inc. ("Holdings") entered into a Loan and Security Agreement (the "Loan Agreement"), under which Holdings agreed to make a secured loan to the Company in an aggregate principal amount of up to $1.0 million at a fixed rate equal to 14% per annum. Unless otherwise extended, the entire principal balance and all accrued interest due under the Loan Agreement was payable on September 30, 1997. All advances under the Loan Agreement are secured by a pledge of substantially all of the assets of the Company. These liens are subject to the prior lien of the Company's primary lender, Lakeside Bank. Holdings was also entitled to be paid a "facility fee" of $40,000 on the maturity date of the loan contemplated by the Loan Agreement.

In connection with the Loan Agreement, the Company and PICO entered into a First Amendment to the Debenture and Debenture Agreement (the "Debenture Amendment"), pursuant to which the terms of the Debenture were restructured as follows: (a) the maturity date of the Debenture is now April 30, 1999 instead of December 31, 2001; (b) the Debenture may not be prepaid or redeemed without the consent of PICO; (c) the conversion rate on the Debenture has been changed from $2.00 per share to the lower of (i) the mean of the closing bid price per share for the 20 trading days preceding exercise of the Debenture or (ii) $1.5625 per share (the market price of the Company's Common Stock on the date of the Debenture Amendment); (d) certain negative covenants were added to the Debenture Agreement; and (e) the rights offering contemplated by the Debenture Agreement will be at such time as determined by the Company and at a price as determined by PICO. Interest under the Debenture will continue to be payable in cash or, at the option of PICO, in shares of the Company's Common Stock at the market value of such shares at the time of payment.

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 3.  FINANCING AND RELATED PARTY TRANSACTIONS (CONTINUED)

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

In connection with the May 5 transactions, using the Black-Scholes option-pricing model, an aggregate value of $572,192 was assigned to the value of the Debenture Amendment and Warrant and recorded as additional paid-in-capital and discounts on the Debenture and Loan.

In August 1997, the Company and Holdings agreed to amend the Loan Agreement and related documents to increase the amount of the secured loan from Holdings to the Company from $1.0 million up to $2.0 million. The terms of the Loan Agreement otherwise remained substantially the same, except that the "facility fee" of $40,000 was eliminated for new advances. In connection with the increase of the loan amount pursuant to such amendment, the Company granted Holdings an additional Common Stock Purchase Warrant for a minimum of 500,000 shares of the Company's Common Stock. The terms of the additional warrant are substantially the same as those contained in the Warrant, except that the conversion price is the lesser of (a) $2.00 per share or (b) the mean of the closing bid price per share for the 20 trading days preceding exercise of the additional warrant. The additional warrant also provides for certain piggyback registration rights and a one-time demand registration right. Using the Black-Scholes option-pricing model, a value of $428,640 was assigned to the value of the additional warrants issued and recorded as paid-in-capital and discount on the loan.

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 3.  FINANCING AND RELATED PARTY TRANSACTIONS (CONTINUED)

On September 22, 1997 the Company and Holdings executed a second amendment to the Loan Agreement to further increase the amount of the secured loan from Holdings to the Company from $2.0 million to $2.25 million. The terms of the Loan Agreement otherwise remained substantially the same, except that the maturity date was extended to December 31, 1997. In consideration of the amendment to the Loan Agreement, the Company granted Holdings another Common Stock Purchase Warrant for up to 129,032 shares of Common Stock. The terms of such warrant are substantially the same as contained in the Warrant, except that the conversion price is the lesser of (a) $1.9375 per share or (b) the mean of the closing bid price per share for the 20 trading days preceding exercise of this warrant. This warrant also provides for certain piggyback registration rights and a one-time demand registration right. Using the Black-Scholes option-pricing model, a value of $99,659 was assigned to the value of the additional warrants issued and recorded as paid-in-capital and discount on the loan.

On December 30, 1997 the Company and Holdings executed a third amendment to the Loan Agreement extending the maturity date of the loan to January 31, 1998. Total borrowings outstanding at December 31, 1997, including the $40,000 facility fee, remained at $2,290,000. No further warrants were issued in connection with the third amendment to the loan agreement. (See also Note 15.)

In October 1997 Imprimis Investors LLC and Wexford Spectrum Investors LLC (collectively, the "Wexford Affiliates") purchased five million shares of Common Stock and warrants to purchase five hundred thousand shares of Common Stock at an exercise price of $2.00 per share, exercisable at any time prior to October 15, 2002 (the "Initial Warrants"), in exchange for $5.0 million.

The Wexford Affiliates acquired the Common Stock and the Warrants for investment purposes pursuant to a certain Stock and Warrant Purchase Agreement dated October 15, 1997, between PC Quote and the Wexford Affiliates (the "Purchase Agreement"). Up to four million of the shares of Common Stock purchased by the Wexford Affiliates are subject to repurchase by PC Quote at a purchase price of $1.00 per share pursuant to the terms of the Purchase Agreement (the "Repurchase"). Pursuant to the terms of the Purchase Agreement, PC Quote was required to use its best efforts to consummate the Repurchase from the proceeds of a rights offering. In the event that the rights offering is not completed on or prior to January 24, 1998, the Wexford Affiliates will be entitled to receive, out of escrow, warrants to purchase an additional 250,000 shares of Common Stock with the same terms as the Initial Warrants and, in the event the Rights Offering is not completed on or prior to February 28, 1998, the Wexford Affiliates will be entitled to receive, out of escrow, warrants to purchase an additional 250,000 shares of Common Stock with the same terms as the Initial Warrants. (See Note 15.)

On October 31, 1997 the Company filed a Form S-2 Registration Statement with the Securities and Exchange Commission in contemplation of the rights offering. The Registration Statement was amended on November 20, 1997 and became effective on November 21, 1997. The Company distributed 7,402,246 transferable subscription rights to shareholders of record as of the close of business on November 21, 1997, entitling them to purchase one additional share of Common Stock for each right at a price of $1.00 per share. The initial expiration date of the rights, December 19, 1997, was extended by the Company to January 15, 1998. (See Note 15.)

PC QUOTE, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 3.  FINANCING AND RELATED PARTY TRANSACTIONS (CONTINUED)

As a result of the foregoing, in connection with the Company's financing and related party transactions, during 1997, the Company issued the following warrants for purchase of shares of common stock, all of which were outstanding at December 31, 1997.


             Number                                            Remaining Life in Years
              of              Expiration           Exercise             at
             Shares              Date               Price         December 31, 1997
             ------              ----               -----         -----------------
             640,000          04/30/2000              (1)               2.33
             500,000          04/30/2000              (2)               2.33
             129,032          04/30/2000              (3)               2.33
             500,000 (4)      10/15/2002             $2.00              4.79


(1) lesser of the mean of the closing bid price per share for the 20 trading days preceding exercise of the warrant or $1.5625 per share.

(2) lesser of the mean of the closing bid price per share for the 20 trading days preceding exercise of the warrant or $2.00 per share.

(3) lesser of the mean of the closing bid price per share for the 20 trading days preceding exercise of the warrant or $1.9375 per share.

(4) warrants to purchase up to an additional 500,000 shares of common stock at $2.00 per share expiring on October 15, 2002 were also issued, but held in escrow pending the timing of completion of the rights offering. (See Note 15.)

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  EMPLOYEE STOCK OPTIONS AND WARRANTS

The Company has an Employees' Combined Incentive and Non-Statutory Stock Option Plan. The Plan provides that at all times optional shares outstanding plus shares available for grant equal 2,000,000 shares. Generally, these options may be granted to key employees of the Company at a purchase price equal to the fair value of the Company's common stock at date of grant and are generally exercisable for a period of up to five years from the date of grant.

Other information with respect to the plan is as follows:

                                                  Number                 Weighed
                                                    of                 Average Price
                                                  Shares                Per Share
                                            -----------------     ---------------------
Balance, December 31, 1994                        393,513                    1.30
Granted                                           261,435                    4.57
Exercised                                        (166,282)                  (1.06)
Canceled                                          (29,000)                  (1.50)
                                              -----------

Balance, December 31, 1995                        459,666                    3.70
Granted                                           130,000                    4.94
Exercised                                         (89,663)                  (1.41)
Canceled                                          (60,000)                  (3.88)
                                              -----------

Balance, December 31, 1996                        440,003                    4.51
Granted                                           636,612                    1.61
Exercised                                         (18,833)                  (0.90)
Canceled                                         (283,917)                  (4.64)
                                              -----------

Balanced, December 31, 1997                       773,865                    2.16
                                              -----------
                                              -----------

                                                                            Shares
                                               Exercisable                Available
                                                  Shares                  for Grant
                                             ----------------        ------------------

December 31, 1997                                 592,113                 1,226,135
December 31, 1996                                 157,338                   559,997
December 31, 1995                                 145,001                   540,334

Options granted under the plan generally become exercisable at an annual cumulative rate of one-third of the total number of options granted. The price for options outstanding at December 31, 1997, ranged from $1.00 to $6.375 per share.

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  STOCK OPTIONS AND WARRANTS (CONTINUED)

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma net income per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No.
123. Had the Company determined compensation cost based on the fair value at the grant date for its stock-based compensation plans under SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been for the years ended December 31, 1997, 1996 and 1995 the pro forma amounts indicated below:

                                                        Basic and                      Basic and                     Basic and
                                                       Diluted Loss                  Diluted Loss                 Diluted Earnings
                                          1997           per Share         1996        per Share        1995         per Share
                                     ---------------------------------------------------------------------------------------------
Net income (loss)                      ($11,141,416)     ($ 1.33)      ($3,255,969)     ($ 0.45)      $1,521,239       $0.21
Compensation expense related
 to stock options granted                  (523,646)      ( 0.06)         (628,141)      ( 0.09)         (83,589)      (0.01)
                                     ---------------------------------------------------------------------------------------------
Adjusted net income (loss)             ($11,665,062)     ($ 1.39)      ($3,884,110)     ($ 0.54)      $1,428,650       $0.20
                                       -------------     --------      ------------     --------      ----------       -----
                                       -------------     --------      ------------     --------      ----------       -----

The fair value of each grant is estimated using the Black-Scholes option-pricing model with the following assumptions for 1997: an expected life of three to ten years, dividend rate of 0%, risk-free interest rate of 5.8% to 6.65%, turnover rates of 0% to 33% and volatility factors of 120% to 126%. Assumptions for 1996 and 1995, respectively, were: an expected life of three years, dividend rate of 0%, risk-free interest rate of 6.0% for both years, turnover rates of 23% and 27% and a volatility factors of 81% and 99%. A further summary about options outstanding at December 31, 1997, is as follows:

                                                      Weighted
                                                       Average
                                                      Remaining
                              Number                 Contractual               Number
    Exercise Price          Outstanding                  Life                Exercisable
---------------------     ----------------         -----------------      --------------
       1.0000                 100,009                    3.09                 100,009
       1.3750                 274,802                    7.18                 149,802
       1.4375                  72,503                    2.02                  70,836
       1.5000                  31,000                    4.64                  10,000
       1.7500                   6,000                    4.67                    -
       2.0000                 180,301                    8.01                 180,301
       5.3750                  25,000                    3.58                  25,000
       6.3750                  84,250                    2.81                  56,165
                              -------                                         --------
                              773,865                    5.65                 592,113
                              -------                                         --------
                              -------                                         --------

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.  INCOME TAXES

The deferred tax assets and liabilities consist of the following components as of December 31, 1997 and 1996:

                                                            1997              1996
                                                      --------------------------------
Deferred tax assets:
 Unearned revenue                                      $   377,380       $   384,300
 Receivable allowances                                     121,100            79,700
 Property and equipment                                    196,800            98,800
 Accrued expenses                                           40,231            45,900
 Net operating loss carryforwards                        8,114,160         4,100,060
 Research and development credit carryforward              106,000           106,000
                                                       --------------------------------
                                                         8,955,671         4,814,760
Valuation allowance                                      6,753,591         2,846,260
                                                       --------------------------------
                                                         2,202,080         1,968,500
Deferred tax liabilities:
 Software capitalization                                 2,202,080         1,968,500
------------------------------------
 Net current deferred tax asset                        $     -           $      -
                                                      ------------------------------------
                                                      ------------------------------------

Income tax expense (credit) for the years ended December 31, 1997, 1996, and 1995, consists of the following:

                                          1997             1996               1995
                                    --------------------------------------------------
Current:
State and local                           5,762            6,264              22,358
Deferred                                                 158,000            (158,000)
                                    --------------------------------------------------
                                       $  5,762         $164,264           ($135,642)
                                    --------------------------------------------------
                                    --------------------------------------------------

Reconciliations of income tax expense computed at the statutory federal income tax rate to the Company's income tax expense for the years ended December 31, 1997, 1996 and 1995, are as follows:

                                                          1997               1996             1995
                                                    --------------------------------------------------------
Statutory rate provision                              ($ 3,899,496)      ($1,051,200)     $  468,000
Increase (decrease) resulting from:
  Nondeductible expenses                                     8,468           26,000           11,000
  State income taxes (net of federal benefit)                3,745            4,100           14,800
  Change in valuation allowance                          3,907,331        1,200,460         (551,100)
Other                                                      (14,286)         (15,096)         (78,442)
                                                    --------------------------------------------------------
                                                       $     5,762        $ 164,264       $ (135,642)
                                                    --------------------------------------------------------
                                                    --------------------------------------------------------

At December 31, 1997, the Company had federal income tax net operating loss carryforwards of approximately $23,183,315 for federal income tax purposes and approximately $20,387,000 for the alternative minimum tax. Approximately $1,058,000 of these net operating losses relates to exercise of incentive employee stock options and will be credited directly to stockholders' equity when realized. The Company also had research and development credits of $106,000 which will expire in years 2010 to 2011 if not previously utilized. The future utilization of these net operating losses and research and development credits will be limited due to changes in Company ownership. The net operating loss carryforwards will expire, if not previously utilized, as follows: 1999 $546,000; 2000 $1,370,000; 2001, $1,539,000; 2002 $560,000;
2003 $79,000, 2004 $576,000; and thereafter $18,513,315.

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.  LEASE COMMITMENTS

The Company is obligated as lessee under certain noncancelable operating leases for equipment and office space, and is also obligated to pay insurance, maintenance and other executory costs associated with the leases. On September 1, 1994, the Company entered into a new lease agreement in conjunction with the move of its corporate headquarters, which is subject to escalating base rent as well as adjustments for changes in real estate taxes and other operating expenses. Expense under the lease is being recognized on a straight-line basis.

Future minimum lease payments for the Company as lessee are as follows as of December 31, 1997:

                                                      Operating
                                                        Leases
                                                     -----------
Years ending December 31:
    1998                                              2,696,343
    1999                                              1,093,192
    2000                                                321,553
    2001                                                191,663
    2002 and Thereafter                                 342,881
                                                     -----------
    Total minimum lease payments                     $4,645,632
                                                     -----------
                                                     -----------

Assets under capital leases, included as property and equipment, are as follows at December 31:

                                                       1996
                                                   -------------
Equipment:
  Satellite receiving                                $  273,600
  Communication                                       1,907,626
  Computer                                            3,576,736
  Furniture and fixtures                                156,944
                                                     ----------
                                                      5,914,906
Accumulated amortization                              5,209,342
                                                     ----------
                                                     $  705,564
                                                     ----------
                                                     ----------

All capital leases expired prior to December 31, 1997 at which time the Company exercised its rights under bargain purchase options and acquired the assets.

Rent expensed under operating leases amounted to $3,314,402, $2,408,879 and $662,947 for the years ended December 31, 1997, 1996 and 1995, respectively.

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 7.  OTHER COMMITMENTS

Under a Satellite Network Service agreement, which expired in November 1997, the Company was required to pay an annual base fee of approximately $456,000 plus related service fees. The Company expensed $272,950, $653,083 and $478,480 in 1997, 1996 and 1995, respectively, for the base fee plus related service fees.

Under an agreement for satellite transmission services, including "FM(3)" satellite transmissions, the Company is required to pay a monthly base fee of $52,888 through January 2006 plus related service fees. The Company expensed $677,347, $618,648 and $457,650 for the years ended December 31, 1997, 1996 and
1995, respectively, for these services.

NOTE 8.   MAJOR CUSTOMERS

On January 25, 1995, the Company entered into an agreement with Global Financial Services, (formerly Bridge Information Systems) ("Global"), whereby the Company would provide domestic data to Global for $2,100,000(1996) and $450,000 through March 31, 1997. For the remainder of the contract term, amounts will be charged on a per-site basis at December 31, 1996. In September 1996, the Company agreed to accelerate the termination date of this agreement to January 1, 1997. For the fiscal year ending December 31, 1996 and 1995, Global accounted for revenues approximating $3,414,000 and $3,920,000, respectively.

In December 1996, the Company discontinued providing services to Charles Schwab and Company that accounted for net revenues of approximately $1,693,000 and $557,000 in 1996 and 1995, respectively.

NOTE 9.  DEFINED CONTRIBUTION PLAN

In 1993, the Company established a 401(k) retirement savings plan for employees meeting certain eligibility requirements. Under the Plan, the Company is required to match employee contributions at 25% of the first 5% contributed by an employee. The Company recorded expenses related to its matching of contributions of approximately $36,200, $30,000 and $22,300 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 10.  EMPLOYEE STOCK PURCHASE PLAN

In 1995, the Company established an employee stock purchase plan and reserved 100,000 shares, increased to 200,000 shares in 1997, of its common stock. The Plan allows employees to have up to 10% of their annual salary withheld to purchase common stock of PC Quote, Inc. on the final day of each quarter at 85% of the market price on either the first or last day of the quarter, whichever is lower. Shares sold to employees totaled 60,610, 30,228 and 13,376 for the years ended December 31, 1997, 1996 and 1995, respectively.

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 11. LITIGATION

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

NOTE 12. RESTRUCTURING

In June 1997, the Company underwent a significant management reorganization and restructuring of operations and, as a result, recognized restructuring expense of $1.1 million. The Company wrote off approximately $572,000 of unamortized software development costs for previously capitalized software projects that were discontinued. The management reorganization resulted in the Company incurring employment related termination costs of $425,000 and $150,000 was paid to terminate a contractual arrangement related to unprofitable operations.

NOTE 13. FOURTH QUARTER ADJUSTMENTS

Based on its periodic review of the software capitalization, the Company determined in the fourth quarter of 1997, 1996 and 1995 that certain adjustments were appropriate to properly reflect the capitalization of development costs relating to products which had reached technological feasibility during 1997, 1996 and 1995. In addition, during the fourth quarters, the Company determined that adjustments to certain other accounts were necessary. The net effect of these fourth quarter adjustments did not materially effect the operating results of the first three quarters.

NOTE 14. MANAGEMENT'S PLANS AND INTENTIONS FOR CONTINUING OPERATIONS

The Company incurred a loss of approximately $11.1 million for the year ended December 31, 1997, and as of December 31, 1997, had an accumulated deficit of approximately $20.1 million and deficit working capital of $5.0 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is in discussions with parties to effect actions to address these circumstances.

The Company is exploring multiple alternatives which may be available to the Company with the purpose of enhancing shareholder value. Such alternatives might include refinancing of existing debt, a merger, a spin-off or sale of part of the Company's business, a strategic relationship or joint venture with another technology or financial services firm or other financing to further fund the Company's business. There can be no assurances, however, that the Company will be successful in concluding a transaction, or that if a transaction is concluded that such transaction will result in alleviating the Company's present financial situation.

PC QUOTE
NOTES TO FINANCIAL STATEMENTS

NOTE 15.  SUBSEQUENT EVENTS

On January 23, 1998, the Company completed the rights offering initiated in 1997. The Company received approximately $3.0 million in gross proceeds from the sale of shares underlying exercised rights. Pursuant to the Purchase Agreement, the entire proceeds were used to fulfill the Company's obligation to repurchase shares from the Wexford Affiliates, and the Additional Warrants reverted back to the Company (See Note 3.)

The Loan Agreement with PICO Holdings, Inc. was amended on February 5, 1998 and March 10, 1998 extending the due date for borrowings by the Company, plus accrued interest, until February 28, 1998 and April 30, 1998, respectively
(See Note 3.)

PC QUOTE, INC.

SUPPLEMENTAL SCHEDULE II OF  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE


To the Board of Directors
PC Quote, Inc.
Chicago, Illinois

Under date of March 24, 1998, we reported on the balance sheet of PC Quote, Inc. as of December 31, 1997 and the related statement of operations, stockholders' equity and cash flows for the year then ended. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule for the year ended December 31, 1997. This financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the schedule based on our audit.

In our opinion, such financial statement schedule for the year ended December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the 1997 information set forth therein.

/S/ KPMG Peat Marwick LLP
Chicago, Illinois
March 24, 1998

PC QUOTE, INC.

REPORT OF INDEPENDENT ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Board of Directors
PC Quote, Inc.
Chicago, Illinois

Our audit of the financial statements of PC Quote, Inc. as of and for the years ended December 31, 1996 and 1995 included the 1996 and 1995 information on
Schedule II contained herein. Such schedule is presented for purposes of complying with the Security and Exchange Commission's rule and is not a required part of the basic financial statements. In our opinion, such schedule presents fairly the 1996 and 1995 information set forth therein in conformity with generally accepted accounting principles.

/S/ McGLADREY & PULLEN, LLP

Schaumburg, Illinois
March 7, 1997

March 17, 1997


PC QUOTE, INC.

               SUPPLEMENTAL SCHEDULE II TO THE FINANCIAL STATEMENTS

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Years Ended December 31, 1997, 1996 and 1995
-----------------------------------------------------------------------------------------------------
                               Balance at
-----------------------------------------------------------------------------------------------------
                               Beginning of      Charged to      Deductions         Balance at
-----------------------------------------------------------------------------------------------------
    Description                Period            Operations      From Reserves      End of Period
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Allowance for doubtful
-----------------------------------------------------------------------------------------------------
Accounts/trade
-----------------------------------------------------------------------------------------------------
Receivable in the
-----------------------------------------------------------------------------------------------------
Balance sheets
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
         1997                      234,000          683,639         (571,639)          346,000
-----------------------------------------------------------------------------------------------------
         1996                       95,000          734,346         (595,346)          234,000
-----------------------------------------------------------------------------------------------------
         1995                      100,000          361,369         (366,369)           95,000
-----------------------------------------------------------------------------------------------------

      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 9, 1997, McGladrey & Pullen LLP declined to stand for re-election as the independent auditors for the Company. At a meeting held August 19, 1997, the Company's Board of Directors unanimously approved the appointment of KPMG Peat Marwick LLP to be the independent auditors for the year ending December 31, 1997.

The reports of McGladrey & Pullen LLP on the financial statements for the two fiscal years ending December 31, 1996 and 1995 contained no adverse opinions or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except for a going concern phrase that was included in the report relating to the Company's audited financial statements for the year ended December 31, 1996 as follows: "The accompanying financial statements have been prepared assuming that PC Quote, Inc. will continue as a going concern. As more fully described in Note 14, the Company has experienced significant operating losses, which adversely affected the Company's current results of operations and liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

In connection with its audits for the years ended December 31, 1996 and 1995 and through July 9, 1997, there were no disagreements with McGladrey & Pullen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of McGladrey & Pullen LLP would have caused them to make reference thereto in their report on the financial statements for such years.