Form 10-K/A
period 1997-12-31
PC QUOTE INC
filed 1998-04-30
CIK 745774

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

PC QUOTE, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                         1997               1996             1995
Net Revenues:
Services                             $ 17,119,372        $17,032,164      $11,417,388
Services-related party                     -                  -             1,974,594
                                     ------------        -----------      -----------
                                       17,119,372         17,032,164       13,391,982
Direct cost of services                15,107,724         11,123,520        5,691,951
                                     ------------        -----------      -----------
                                        2,011,648          5,908,644       7 ,700,031
                                     ------------        -----------      -----------
Operating costs and expenses:
Amortization  of software
development costs                       1,909,652          1,244,522          929,231
Research and development                  873,579            706,618          558,671
Selling and marketing                   3,593,696          3,078,384        2,267,798
General and administrative              3,408,770          3,836,950        2,384,336
Restructuring                           1,146,677              -                -
                                     ------------        -----------      -----------
                                       10,932,374          8,866,474        6,140,036
                                     ------------        -----------      -----------
OPERATING INCOME (LOSS)                (8,920,726)        (2,957,830)       1,559,995
                                     ------------        -----------      -----------
Financial income (expenses):
Interest income                            37,873              9,743           22,037
Interest expense                       (2,252,801)          (143,618)        (205,435)
                                     ------------        -----------      -----------
                                       (2,214,928)          (133,875)        (183,398)
                                     ------------        -----------      -----------
INCOME (LOSS) BEFORE
    INCOME TAXES                      (11,135,654)        (3,091,705)       1,376,597
Income taxes (credits)                      5,762            164,264         (135,642)
                                     ------------        -----------      -----------
NET INCOME (LOSS)                    ($11,141,416)       ($3,255,969)     $ 1,512,239
                                     ------------        -----------      -----------
                                     ------------        -----------      -----------

Basic net income (loss) per share          ($1.33)            ($0.45)         $ 0.21
Diluted net income (loss) per share        ($1.33)            ($0.45)         $ 0.21

See Notes to Financial Statements.

                                       PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

During the year ended December 31, 1997, Paul DiBiasio, resigned his position in April. In July 1997, the Board of Directors elected Jim Porter, the Company's newly appointed Chief Executive Officer, John Hart and Timothy
K. Krauskopf as directors to fill Board vacancies. The Board of Directors elected William C. Floresch as a director on October 17, 1997; he subsequently resigned effective March 12, 1998.

On July 17, 1997, the Board of Directors voted to expand the Board of Directors to a range of between two (2) and seven (7) members. All such directors were elected by the holders of shares of Common Stock.

Name, Age, and Principal Occupation     Director Since
-----------------------------------     --------------

Louis J. Morgan, 61                          1980

     Chairman of the Board of the Company from May 1984 until October 1997 when he resigned as Chairman. Mr. Morgan still remains as director.
     Mr. Morgan served as President of the Company from August 1980 to May 1984. Since August 1980 he has also served as Treasurer of the Company. From 1962-1972, Mr. Morgan was employed as a securities broker and sales manager of a regional NewYork Stock Exchange member brokerage firm. He was a member of the Chicago Board Options Exchange, Inc. from 1973 to 1986 and served on the Systems Committee of the Chicago Board Options Exchange, Inc. from 1980 through 1983.

Jim R. Porter, 57                            1997

     Chief Executive Officer of the Company since July 1997 and elected Chairman of the Board in October of 1997. President and Chief Executive Officer of New Century Investment Research & Management, Inc. since 1993. Associate of Chicago Research & Trading, Inc., a commodity trading firm, from 1990 to 1993. From 1979 to May 1990, a Principal and Chief Executive Officer of First Options of Chicago, Inc., a securities, futures and options clearing firm, and a Partner of Spear Leeds & Kellogg, a specialist firm on the New York Stock Exchange. Mr. Porter has been in the securities and futures business since 1969 and has been a member of principal exchanges such as the Chicago Board of Trade, the Chicago Mercantile Exchange and the Chicago Board Options Exchange.

Ronald Langley, 53                           1995

     Chairman and director of publicly held PICO Holdings, Inc., since November 1996. Chairman since 1995, and Director since 1993, of Physicians Insurance Company of Ohio, an insurance company. Chairman of Summit Global Management, Inc., a subsidiary of PICO Holdings, Inc., which acts as a registered investment adviser, since 1995. Chairman and director of Global Equity Corporation, an international investment company, since 1995. Since 1994 Mr. Langley served as Chairman of the Centurion Trust Company, a bank specializing in custodian services. Member of the Board of Trustees of United States International University since 1990, Chairman of the Budget and Finance Committee and Vice-chairman since 1997.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT, CONTINUED


John R. Hart, 38                             1997

     Director, President and Chief Executive Officer of publicly held PICO Holdings, Inc. since November 1996. President and Chief Executive Officer of Physicians Insurance Company of Ohio, an insurance company, since 1995, and director since 1993. President and Chief Executive Officer of Global Equity Corporation, an international investment company, since 1995. President of Quaker Holdings Limited, an investment company, since 1991. Principal in Detwiler, Ryan & Company, Inc., an investment bank, from 1982 to 1991.

Timothy K. Krauskopf, 34                     1997

     Head of Information Services at the Field Museum of Natural History since 1997. Co-Founder in 1990, Director since 1993, Vice President of Research and Development and Chief Technology Officer of publicly held Spyglass, Inc., a software firm, from 1990 to 1997. Mr. Krauskopf has also served as a Trustee of Northwestern University.

John Juska, 42

     Chief Financial Officer of the Company since July 1997. Mr. Juska served as Vice President and Chief Financial Officer for the Chicago Mercantile Exchange from 1994 to July 1997. Between 1986 and 1994, Mr. Juska served in various other positions for the Chicago Mercantile Exchange, including Controller and Vice President of Finance. Mr. Juska also previously served as Treasurer of CME Depository Trust Company and GFX Corporation, both wholly-owned subsidiaries of the Chicago Mercantile Exchange, and as a trustee of the CME Pension Trust.

The Company's Board of Directors has established an Audit Committee, a Compensation Committee and an Incentive Stock Committee. Each of those committees is comprised of all non-employee directors of the Company. Mr. Langley and Tim Krauskopf serve on each. None of such committee members are eligible to receive options under the Company's Option Plans.

During the year ended December 31, 1997, the Board of Directors held 10 meetings. Each of the directors attended, in person or by telephone, at least 75% of the total number of meetings of the Board of Directors and committees thereof held during the period for which each individual was a director.


ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS

 Name                 Position                                Age
------------------------------------------------------------------
 Jim R. Porter        Chairman/Chief Executive Officer        57
 John E. Juska        Chief Financial Officer                 42

EXECUTIVE COMPENSATION

The following table summarizes the compensation for the past three years of
(a) the Company's Chairman, Chief Executive Officer and Chief Financial Officer, (b) the Company's former President and Chief Operating Officer (who was employed by the Company from June 1996 to July 1997), (c) the Company's former Vice President, Finance and Chief Financial Officer (who was employed by the Company from July 1996 to July 1997).

                              SUMMARY COMPENSATION TABLE


                                                                Annual Compensation         Awards
                                                                -------------------         ------

                                                                                             Shares
                                                                                          Underlying       All Other
Name and Principal Position                        Year         Salary          Bonus       Options    Compensation(1)
------------------------------------------------------------------------------------------------------------------------
Jim Porter                                         1997           (2)          --            299,603          --
Chairman and Chief Executive Officer               1996            --          --               --            --
                                                   1995            --          --               --            --

John Juska (3)                                     1997       $ 38,820         --             10,000          --
Chief Financial Officer                            1996            --          --               --            --
                                                   1995            --          --               --            --

Louis J. Morgan ..........................         1997       $231,090         --               --           $ 15,813
 Chairman of the Board, Chief Executive            1996       $251,562       $ 21,875           --           $ 13,752
 Officer and Treasurer                             1995       $241,896         --             30,000         $ 13,419

Howard Meltzer (4) .......................         1997       $220,606         --               --             --
President and Chief Operating Officer              1996       $106,571       $ 27,500         75,000           --
                                                   1995            --          --               --             --

Michael Press (5) ........................         1997       $148,238         --                --            --
 Vice President, Finance, Chief Financial          1996       $ 57,232       $  5,450         25,000           --
 Officer                                           1995            --          --                --            --


(1) Represents the insurance premiums paid by the Company on life insurance policies on which the named person's spouse is the beneficiary.

(2) Payment of Mr. Porter's minimum annual salary of $98,000 was deferred into 1998 pursuant to a deferred compensation agreement.

(3) Mr. Juska was employed by the Company in July of 1997. Represents amounts paid by the Company from July 1997 through December 1997.

(4) Mr. Meltzer was employed by the Company from July 1996 through July 1997. Represents amounts paid to Mr. Meltzer for all of 1997 and from June 1996 through December 1996.

(5) Mr. Press was employed by the Company from July 1996 through July 1997. Represents amounts paid to Mr. Press for all of 1997 and from July 1996 through December 1996.

The following table shows the total number of Options granted to each of the named persons during 1997 (both as the number of shares of Common Stock subject to such Options and as a percentage of all Options granted to employees during
1997) and, for each of these grants, the exercise price per share of Common Stock and option expiration date. On January 31, 1997 Mr. Meltzer was granted 75,000 Options, or 26.4% of total options granted during 1997, at an exercise price per share of Common Stock of $2.50. Pursuant to Mr. Meltzer's severance agreement the Options became immediately exercisable with an expiration date of December 31, 1997. The Options expired and were cancelled on December 31, 1997. No SARs were granted in 1997.

                       OPTION/SAR GRANTS IN 1997 FISCAL YEAR

                                                                               Potential Realizable
                                     % of Total                                  Value at Assumed
             Number of Securities  Options Granted                               Annual Rates of
              Underlying Options   to Employees in   Exercise or                Price Appreciation
     Name        Granted (#)         Fiscal Year        Base      Expiration        for Option
                                       Granted       Price($/Sh)     Date        5%(1)      10%(1)
----------------------------------------------------------------------------------------------------
 Jim Porter       149,802               23.5%          $1.375      06/13/07    $ 83,701    $246,272
 Jim Porter       149,801               23.5%          $2.000      06/13/07    $ 36,363    $152,644
 John Juska        10,000                1.6%          $1.500      08/20/02    $  4,144    $  9,158


(1) The dollar amounts under these columns are the result of calculations at the 5% appreciation and 10% appreciation rates for the full term of the options as required by the SEC. The dollar amounts presented are not intended to forecast possible future appreciation, if any, of the price of the Common Stock.

The following table sets forth, for each of the named persons, the number of shares they acquired on exercise of Options in 1997, the aggregate dollar value realized upon exercise, the total number of shares of Common Stock underlying unexercised Options and the aggregate dollar value of unexercised, in-the-money Options, separately identifying the exercisable and unexercisable Options. No SARs were outstanding in 1997.

                      AGGREGATED OPTION/SAR EXERCISES IN 1997
                      FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                                          Number of Shares       Value of
                                                             Underlying        Unexercised In
                                                            Unexercised         -the-Money
                                                          Options/SARs at     Options/SARs at
                                                             FY-End (#)        FY-End ($)(1)

                   Shares Acquired    Value Realized ($)    Exercisable/       Exercisable/
 Name               on Exercise(#)    ------------------    Unexercisable      Unexercisable
----------------------------------------------------------------------------------------------
 Louis J. Morgan        10,000              5,000           48,500/10,000           0/0


(1)These values represent the excess, if any, of the fair market value of the shares of Common Stock subject to Options on December 31, 1997 over the respective option prices.

COMPENSATION OF DIRECTORS

On May 13, 1994, the Company adopted a policy of paying its non-employee
directors $4,000 per year and, in addition, $750 per meeting.   Although
non-employee directors were entitled to compensation during 1997, no such compensation was paid.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

Effective as of December 2, 1996, the 1989 Employment Agreement between the Company and Mr. Morgan was replaced by a new Employment Agreement. Mr. Morgan's new agreement provided for his continued employment by the Company as Chairman of the Board of Directors at an annual salary of $251,000, an amount equal to his base compensation in 1996. The Agreement expired December 2, 1997 at which time Mr. Morgan was no longer entitled to compensation other than that as a non-employee director. Mr. Morgan resigned as Chairman on October 17, 1997.

In June 1997, the Company and Mr. Porter entered into an Employment Agreement (the "Porter Agreement") which provided for (i) the employment of Mr. Porter as the Chief Executive Officer of the Company, (ii) an annual base salary for Mr. Porter of $98,000, subject to semi-annual review and adjustment by the Board of Directors, and (iii) the granting to Mr. Porter of an option to purchase shares of the Company's Common Stock up to a maximum amount of 5% of the outstanding shares of the Company's Common Stock (the "Maximum Amount"). Pursuant to the Porter Agreement, the Maximum Amount was to increase to 6.88% of the Company's outstanding shares upon the occurrence of certain events. Vesting of the shares up to the Maximum Amount was to occur according to certain quarterly installments scheduled in the Porter Agreement. The exercise price for the shares underlying the option granted was to be equal to the market price of the Company's Common Stock as of June 14, 1997 or, in certain circumstances, be $2.00 per share. The Porter Agreement also provided for accelerated vesting upon a change in control of the Company.

In July 1997, the Company and Mr. Juska entered into an Employment Agreement (the "Juska Agreement") which provided for (i) the employment of Mr. Juska as the Chief Financial Officer of the Company, (ii) a minimum annual base salary for Mr. Juska of $80,000, and (iii) the granting to Mr. Juska of an option to purchase up to an aggregate of 10,000 shares of Common Stock at an exercise price of $1.50 per share.

In July 1996, the Company and Mr. Meltzer entered into an Employment Agreement (the "July 1996 Agreement"). It provided for (i) the employment of Mr. Meltzer as President and Chief Operating Officer of the Company, (ii) a minimum annual base salary of $190,000 for the three years beginning July 16, 1996 unless Mr. Meltzer's employment was earlier terminated in accordance with the July 1996 Agreement, and (iii) the granting of certain stock options during its term. Further, the July 1996 Agreement provided that upon termination of Mr. Meltzer's employment under certain circumstances, Mr. Meltzer would be entitled to additional compensation in an amount equal to his annual base salary. The July 1996 Agreement also contained confidentiality and non-compete provisions. In July 1997 Mr. Meltzer ceased his employment with the Company and in lieu of the July 1996 Agreement, entered into a severance agreement which provides, among other things, that (i) Mr. Meltzer continue to receive semi-monthly through March 31, 1998 payments equal to those previously made on his minimum annual base salary of $190,000 as established in the July 1996 Agreement; (ii) Mr. Meltzer continue to be eligible to participate in certain of the Company's employee benefit plans for up to eighteen months, subject to earlier termination upon Mr. Meltzer's subsequent employment; (iii) certain options to purchase up to an aggregate of 125,000 shares of the Company's Common Stock which were granted Mr. Meltzer pursuant to Employees' Stock Option Plan Agreements between Mr. Meltzer and the Company dated July 16, 1997 and January 31, 1997 become immediately exercisable and expire on December 31, 1997; (iv) the Company pay up to $20,000 for outplacement services to be utilized by Mr. Meltzer; and (v) the Company and Mr. Meltzer agree to comply with certain covenants relating to confidentiality and mutual releases from liability and waivers of claims.

In July 1996, Michael Press commenced his employment as Vice President, Finance, and Chief Financial Officer. On that date, Mr. Press entered into a letter agreement with the Company (the "July 1996 Letter Agreement") which provided that in the event his employment with the Company were to be terminated for any reason he would receive an amount equal to one year of his compensation. In July 1997, Mr. Press ceased his employment with the Company and in lieu of the July 1996 Letter Agreement, entered into a settlement agreement which provides, among other things, that (i) Mr. Press continue to receive semi-monthly through March 31, 1998 his base salary of $135,000 as established in the July 1996 Letter Agreement; (ii) Mr. Press continue to be eligible to participate in certain of the

Company's employee benefit plans for up to twelve months, subject to earlier termination upon Mr. Press's subsequent employment; (iii) all options granted Mr. Press pursuant to his Employees' Stock Option Plan Agreement with the Company dated July 29, 1996 become immediately exercisable and expire July 30, 2001; and (iv) the Company and Mr. Press agree to comply with certain covenants relating to confidentiality and mutual releases from liability and waivers of claims.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 1997 regarding the beneficial ownership of shares of the Common Stock of the Company by each director and by all current directors and executive officers as a group.

----------------------------------------------------------------------
                                     Beneficial Ownership
                                         of Shares of        Percent
                Name                     Common Stock       of Class
                ----                     ------------       --------
----------------------------------------------------------------------
 Louis J. Morgan (1)                        368,132            2.9%
----------------------------------------------------------------------
 Ronald Langley (2)                       4,960,432           31.7%
----------------------------------------------------------------------
 John Hart (2)                            4,960,432           31.7%
----------------------------------------------------------------------
 Jim R. Porter (3)                          376,283            3.0%
----------------------------------------------------------------------
 All Directors and Officers as a
 Group (6 persons) (1) (2) (3) (4)        5,718,274           36.5%
----------------------------------------------------------------------

(1) Does not include 217,800 shares of Common Stock held by Mr. Morgan's spouse, as to which shares Mr. Morgan disclaims any voting or investment power. Includes 48,500 shares of Common Stock which may be acquired upon exercise of exercisable options.

(2) Mr. Langley, a Director of the Company since 1995, is a Director of PICO Holdings, Inc. ("Holdings"). Mr. Hart, a Director of the Company since July 1997, is President and Chief Executive Officer of Holdings. As such Mr.
Langley and Mr. Hart each may be deemed to beneficially own the 4,960,432 shares of Common Stock of the Company beneficially owned by Holdings. This number of shares deemed beneficially owned includes 1,600,000 shares of Common Stock which are issuable to Physicians Insurance Company of Ohio, a wholly-owned subsidiary of Holdings, upon conversion of a Convertible Subordinated Debtenture and 1,269,032 shares of Common Stock upon exercise of Common Stock Purchase Warrants issued to Holdings in connection with various Company financings. Such shares are deemed outstanding for computing the percentage beneficially owned by Holdings, but are not deemed outstanding for computing the percentage beneficially owned by any other person. See "Principal Stockholders." Mr. Langley and Mr. Hart each disclaim beneficial ownership of these shares within the meaning of 13d-3 of the Securities and Exchange Act of 1934.


(3) Includes 299,603 shares of Common Stock which may be acquired upon execrise of presently exercisable options.

(4) Includes 358,103 shares of Common Stock which may be acquired upon exercise of presently exercisable options.

PRINCIPAL STOCKHOLDERS

The following table sets forth information as of March 31, 1998 regarding each person other than directors of the Company who were known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock. Each person named has sole voting and investment power with respect to the shares beneficially owned by such person.

                                             Amount and Nature of
Name and Address of Beneficial Owner   Beneficial Ownership of Shares     Percent of Class
------------------------------------   ------------------------------     -----------------
Wexford Management LLC                        2,511,051--Direct                 19.3%

411 West Putnum Avenue
Greenwich, Connecticut 06830


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 14, 1996, the Company entered into an agreement (the "Debenture Agreement") with Physicians Insurance Company of Ohio ("PICO"), a wholly owned subsidiary of PICO Holdings, Inc. ("Holdings"), which then owned approximately 30% of the Company's outstanding shares of Common Stock. Pursuant to the Debenture Agreement, PICO invested $2.5 million in the Company in exchange for the "Debenture" in the principal amount of $2.5 million with interest at 1% over prime. PICO made the investment and the Debenture was issued on December 2, 1996.

On May 5, 1997, the Company and Holdings entered into a Loan and Security Agreement (the "Loan Agreement"), under which Holdings agreed to make a secured loan to the Company in an aggregate principal amount of up to $1.0 million at a fixed rate equal to 14% per annum. In connection with the Loan Agreement, the Company and PICO entered into a First Amendment to the Debenture and Debenture Agreement pursuant to which the terms of the Debenture were restructured.

Also on May 5, 1997, in consideration of the loan by Holdings to the Company, the Company issued a Common Stock Purchase Warrant (the "Warrant") to Holdings entitling Holdings to purchase a minimum of 640,000 shares of the Company's Common Stock. The Warrant expires on April 30, 2000. In lieu of exercising the Warrant for cash, Holdings may elect to receive shares of the Company's Common Stock equal to the "value" of the Warrant determined in accordance with a formula specified in the Warrant.

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

PART IV - ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K, CONTINUED

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

PART IV - ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K, CONTINUED

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

PC QUOTE, INC.


By:
       /s/ JIM R. PORTER
       ---------------------------
       Jim R. Porter, Chairman of the Board and
       Chief Executive Officer


By:
      /s/ JOHN E. JUSKA
       ---------------------------
      John E. Juska, Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIM R. PORTER
----------------------------------
Jim R. Porter, Chairman of the Board and
Chief Executive Officer
April 30, 1998

/s/ JOHN R. HART
----------------------------------
John R. Hart, Director
April 30, 1998


----------------------------------
Timothy K. Krauskopf , Director
April 30, 1998

/s/ RONALD LANGLEY
----------------------------------
Ronald Langley, Director
April 30, 1998

/s/ LOUIS J. MORGAN
----------------------------------
Louis J. Morgan, Director
April 30, 1998