Form 10-Q
period 1998-03-31
PC QUOTE INC
filed 1998-05-12
CIK 745774

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q
                       _________________________________


            [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 1998
                                      Or
           [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                        For the transition period from
                         -------------to--------------
                    _______________________________________

                        Commission file number 0-13093
               I.R.S. Employer Identification Number 36-3131704

                                PC QUOTE, INC.
                           (a Delaware Corporation)

                                 300 S. Wacker
                            Chicago, Illinois 60606
                           Telephone (312) 913-2800


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months, (or for such shorter period that the Company was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No____

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 12,502,164 shares of the Company's common stock ($.001 par value) were outstanding as of May 9, 1998.

                                PC QUOTE, INC.

                                     INDEX

                                                                        PAGE
PART I.   Financial Information

Item 1.   Balance Sheets as of March 31, 1998 and
          December 31, 1997                                               3

          Statements of Operations for the three month periods
          ended March 31, 1998 and 1997                                   4

          Statements of Cash Flows for three month periods
          ended March 31, 1998 and 1997                                   5

          Notes to Financial Statements                                   6


Item 2.   Management's Discussion and Analysis of:

          Results of Operations and Financial Condition                  11

          Liquidity and Capital Resources                                12


PART II.  Other Information

Item 2.   Changes in Securities                                          14

Item 6.   Exhibits and Reports on Form 8-K                               15

Company's Signature Page                                                 16


                        PC QUOTE, INC.
BALANCE SHEETS
MARCH 31, 1998 AND DECEMBER 31, 1997


                                                                   MARCH 31,      DECEMBER 31,
                                                                      1998            1997
                            ASSETS                                (UNAUDITED)       (AUDITED)
                                                                  -----------     ------------
CURRENT ASSETS
 Cash and cash equivalents                                           $363,820      $1,113,130
 Accounts receivable, net of allowance for doubtful
     accounts of: 1998: $450,000; 1997: $346,000                    1,556,897       1,435,450
 Prepaid expenses and other current assets                             58,973          61,981
                                                                  -----------     ------------
 TOTAL CURRENT ASSETS                                               1,979,690       2,610,561
                                                                  -----------     ------------

PROPERTY AND EQUIPMENT
 Satellite receiving equipment                                        900,396         895,126
 Computer equipment                                                 7,381,616       7,266,576
 Communication equipment                                            2,830,688       2,716,415
 Furniture and fixtures                                               314,208         293,240
 Leasehold improvements                                               366,325         366,325
                                                                  -----------     ------------
                                                                   11,793,233      11,537,682

 Less accumulated depreciation
   and amortization                                                 9,323,955       9,035,571
                                                                  -----------     ------------
                                                                    2,469,278       2,502,111
                                                                  -----------     ------------
OTHER ASSETS
 Software development costs, net of
   accumulated amortization of: 1998: $5,565,080;
    1997: $5,045,080                                                5,140,350       5,126,473
                                                                  -----------     ------------

 Deposits and other assets                                            276,207         297,303
                                                                  -----------     ------------
TOTAL ASSETS                                                      $ 9,865,525     $10,536,448
                                                                  -----------     ------------
                                                                  -----------     ------------


                                                                   March 31,      December 31,
                                                                      1998            1997
             LIABILITIES AND STOCKHOLDERS' EQUITY                 (Unaudited)       (Audited)
                                                                  -----------     ------------
CURRENT LIABILITIES
 Note payable, bank, current                                         $300,000        $300,000
 Note payable, credit facility                                      2,250,000      $2,250,000
 Accounts payable                                                   3,241,356       2,834,460
 Accrued expenses                                                     928,940         604,916
 Accrued compensation                                                 444,469         618,289
 Accrued interest                                                     525,865         388,253
 Income taxes payable                                                   5,192           5,192
 Unearned revenue, current                                            964,344         635,275
                                                                  -----------     ------------
 TOTAL CURRENT LIABILITIES                                          8,660,166       7,636,385

LONG-TERM LIABILITIES
 Note payable, bank, noncurrent                                       724,634         799,634
 Convertible subordinated debenture bond payable
    net of unamortized discount of: 1998: $892,946
    1997: $1,096,402                                                1,607,054       1,403,598
 Unearned revenue, noncurrent                                         496,291         442,953
 Accrued expenses, noncurrent                                         180,941         187,549
                                                                  -----------     ------------
 Total long-term liabilities                                        3,008,920       2,833,734
                                                                  -----------     ------------
TOTAL LIABILITIES                                                  11,669,086      10,470,119
                                                                  -----------     ------------

STOCKHOLDERS' EQUITY
 Common stock, par value $.001; 50,000,000
     shares authorized: 1998: 12,502,164 and
     1997: 12,436,800 shares issued and outstanding                    12,502          12,437
 Additional paid-in capital                                        17,398,124      17,386,591
 Additional paid-in capital-convertible subordinated
      debenture and warrants                                        2,750,491       2,750,491
 Accumulated deficit                                              (21,964,678)    (20,083,190)
                                                                  -----------     ------------
TOTAL STOCKHOLDERS' EQUITY                                         (1,803,561)         66,329
                                                                  -----------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     9,865,525    $ 10,536,448
                                                                  -----------     ------------
                                                                  -----------     ------------

     The accompanying notes are an integral part of these financial statements

                                             PC QUOTE, INC.
                                       STATEMENTS OF OPERATIONS


                                                                   FOR THE THREE MONTHS ENDED MARCH 31,

                                                                        1998              1997
                                                                     (UNAUDITED)       (UNAUDITED)
                                                                     -----------       ------------
REVENUE
  Satellite and terrestrial services                                  $3,020,247         $3,118,307
  Internet products and services                                       1,964,947            936,760
                                                                     -----------       ------------
  TOTAL REVENUE                                                        4,985,194          4,055,067
                                                                     -----------       ------------
OPERATING EXPENSES
  Operations and customer service                                      2,147,979          2,246,083
  License and exchange fees                                            1,373,096            892,464
  Sales                                                                1,102,116            666,148
  Depreciation and amortization                                          808,384            687,000
  General and administrative                                             726,642            936,687
  Product and market development                                         352,088            373,504
                                                                     -----------       ------------
  TOTAL OPERATING EXPENSES                                             6,510,305          5,801,886
                                                                     -----------       ------------
  LOSS FROM OPERATIONS                                                (1,525,111)        (1,746,819)

OTHER INCOME (EXPENSE)
  Interest income                                                          7,662              9,342
  Interest expense                                                      (364,039)          (163,278)
                                                                     -----------       ------------
NET LOSS                                                             ($1,881,488)       ($1,900,755)
                                                                     -----------       ------------
                                                                     -----------       ------------
NET BASIC AND DILUTIVE LOSS PER COMMON SHARE                              ($0.15)            ($0.26)
                                                                     -----------       ------------
                                                                     -----------       ------------

The accompanying notes are an integral part of these financial statements.

PC QUOTE, INC
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                         FOR THE THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                         1998               1997
                                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           ($1,881,488)       ($1,900,755)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
    Depreciation and amortization of property and equipment              288,384            282,000
    Amortization of software development costs                           520,000            405,000
    Amortization of discount on convertible subordinated
      debenture bond payable                                             203,456             68,250
    Changes in assets and liabilities:
         Accounts receivable, net of allowance                          (121,447)           158,006
         Prepaid expenses and other current assets                         3,008             30,615
         Deposits and other assets                                        21,096            (51,755)
         Accounts payable                                                406,896          1,240,731
         Unearned revenue                                                382,407             11,781
         Accrued expenses                                                281,208            (73,720)
                                                                     ------------       ------------
    Net cash provided by operating activities                            103,520            170,153
                                                                     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVTIES:
  Purchase of property and equipment                                    (255,551)          (117,100)
  Software development costs capitalized                                (533,877)          (596,667)
                                                                     ------------       ------------
    Net cash used in investing activities                               (789,428)          (713,767)
                                                                     ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                               3,000,547             20,180
  Repurchase of common stock                                          (2,988,949)                --
  Principal payments under capital leases obligations                         --            (70,954)
  Principal payments on note payable to banks                            (75,000)           (75,000)
                                                                     ------------       ------------
    Net cash used in financing activities                                (63,402)          (125,774)
                                                                     ------------       ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (749,310)          (669,388)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD               1,113,130          1,321,512
                                                                     ------------       ------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                      $363,820           $652,124
                                                                     ------------       ------------
                                                                     ------------       ------------


====================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                          $22,970            $37,218
  Income taxes paid                                                         None               None
====================================================================================================

         The accompanying notes are an integral part of these financial statements.

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION
The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. The amounts indicated as "audited" have been extracted from the Company's December 31, 1997 annual report. For further information, refer to the consolidated financial statements and footnotes included in PC Quote's annual report on Form 10-K for the year ended December 31, 1997.

SOFTWARE DEVELOPMENT COSTS: Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility of computer software products to be sold, leased or otherwise marketed, are charged to product development costs as incurred. Once technological feasibility has been determined, costs incurred in the construction phase of software development, including coding, testing and product quality assurance, are capitalized.

Amortization commences at the time of capitalization or, in the case of a new product or service offering, at the time the new product or service becomes available for use. Unamortized capitalized costs determined to be in excess of the net realizable value of the product are expensed at the date of such determination. The accumulated amortization and related software development costs are removed from the respective accounts effective in the year following full amortization.

PC Quote, Inc.'s policy is to amortize capitalized software costs by the greater of (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight line method over the remaining estimated economic life of the product including the period being reported on, principally three to five years. The Company assesses the recoverability of its software development costs against estimated future undiscounted cash flows. Given the highly competitive environment and technological changes it is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both may be reduced significantly.

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

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS


REVENUE RECOGNITION: Revenue from service contracts is recognized as the contracted services are rendered. The Company bills for services one month in advance; billings are due within 30 days. The unearned revenue has been reflected net of the related receivable on the balance sheet. Customers' deposits or prepayments are classified as unearned revenue. Customers' deposits on contracts greater than one year are classified as long-term unearned revenue.

(2) RECLASSIFICATIONS
The statement of operations has been modified to enhance information to the shareholder. The 1997 statement of operations has been reclassified to conform with the 1998 presentation.

(3) INCOME TAXES
At December 31, 1997, the Company had federal income tax net operating loss carryforwards of approximately $23,183,315 for federal income tax purposes and approximately $20,387,000 for alternative minimum tax purposes. The future utilization of these net operating losses will be limited due to changes in Company ownership. The net operating loss carryforwards will expire, if not previously utilized, in the years 1999 to 2012.

(4) FINANCING AND RELATED PARTY TRANSACTIONS
On November 14, 1996, the Company entered into an agreement (the "Debenture Agreement") with Physicians Insurance Company of Ohio, ("PICO"), which then owned approximately 30% of the Company's outstanding shares of Common Stock. Pursuant to the Debenture Agreement, PICO invested $2.5 million in the Company in exchange for a Subordinated Convertible Debenture (the "Debenture") in the principal amount of $2.5 million with interest at 1% over prime. Interest is payable semiannually, beginning January 1, 1998. PICO made the investment and the Debenture was issued on December 2, 1996. The Debenture was to mature on December 31, 2001 and was convertible at any time by PICO into 1.25 million shares of Common Stock of the Company (subject to adjustment in certain cases).

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

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS


In connection with the Loan Agreement, the Company and PICO entered into a First Amendment to the Debenture (the "Debenture Amendment"), pursuant to which the terms of the Debenture were restructured as follows: (a) the maturity date of the Debenture is now April 30, 1999 instead of December 31, 2001: (b) the Debenture may not be prepaid or redeemed without the consent of PICO; (c) the conversion rate on the Debenture was changed from $2.00 per share to the lower of (i) the mean of the closing bid price per share for the 20 trading days preceding exercise of the Debenture or (ii) $1.5625 per share (the market price of the Company's Common Stock on the date of the Debenture Amendment); (d) certain negative covenants were added to the Debenture Agreement; and (e) the rights offering contemplated by the Debenture Agreement will be at such time as determined by the Company and at a price as determined by PICO. Interest under the Debenture will continue to be payable in cash or, at the option of PICO, in shares of the Company's Common Stock at the market value of such shares at the time of payment.

Also on May 5,1997, in consideration of the loan by Holdings to the Company, the Company issued a Common Stock Purchase Warrant (the "Warrant") to Holdings entitling Holdings to purchase a minimum of 640,000 shares of the Company's Common Stock at a price per share (the "Warrant Price") equal to the lesser of
(a) the mean of the closing bid price per share for the 20 trading days preceding exercise of the Warrant or (b) $1.5625 per share (the market value of the Company's Common Stock on the date the Warrant was issued). The Warrant expires on April 30, 2000. In lieu of exercising the Warrant for cash, Holdings may elect to receive shares of the Company's Common Stock equal to the "value" of the Warrant determined in accordance with a formula specified in the Warrant (the "Conversion Value"). The number of shares of the Company's Common Stock subject to the Warrant and the Warrant Price will be adjusted to reflect stock dividends; reclassifications or changes of outstanding securities of the Company; any consolidation, merger or reorganization of the Company; stock splits; issuances of rights, options or warrants to all holders of shares of the Company's Common Stock exercisable at less than the current market price per share; and other distributions to all holders of shares of the Company's Common Stock. In the event of any sale, license or other disposition of all or substantially all of the assets of the Company or any reorganization, consolidation or merger involving the Company in which the holders of the Company's securities before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity (an "Acquisition"), if the successor entity does not assume the obligations of the Warrant and Holdings has not fully exercised the Warrant, the unexercised portion of the Warrant will be deemed automatically converted into shares of the Company's Common Stock at the Conversion Value. Alternatively, Holdings may elect to cause the Company to purchase the exercised portion of the Warrant for cash upon the closing of any Acquisition for an amount equal to (a) the fair market value of any consideration that would have been received had Holdings exercised the unexercised portion of the Warrant immediately before the record date for determining stockholders entitled to participate in the proceeds of the Acquisition, less (b) the aggregate Warrant Price. The Warrant also provides for certain piggyback registration rights and a one-time demand registration right.

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS


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

On December 30, 1997, February 5, 1998, and March 10, 1998 the Company and Holdings executed the third, fourth, and fifth amendments to the Loan Agreement, respectively, extending the due date for borrowings by the Company, plus accrued interest, to January 31, 1998, February 28, 1998 and April 30, 1998, respectively. No further warrants were issued in connection with the third, fourth or fifth amendments to the loan agreement.

In October 1997 Imprimis Investors LLC and Wexford Spectrum Investors LLC (collectively, the "Wexford Affiliates") purchased five million shares of Common Stock and warrants to purchase five hundred thousand shares of Common Stock at an exercise price of $2.00 per share, exercisable at any time prior to October 15, 2002 (the "Initial Warrants"), in exchange for $5.0 million.

The Wexford Affiliates acquired the Common Stock and the Warrants for investment purposes pursuant to a certain Stock and Warrant Purchase Agreement dated October 15, 1997, between PC Quote and the Wexford Affiliates (the "Purchase Agreement"). Up to four million of the shares of Common Stock purchased by the Wexford Affiliates were subject to repurchase by PC Quote at a purchase price of $1.00 per share pursuant to the terms of the Purchase Agreement (the "Repurchase"). Pursuant to the terms of the Purchase Agreement, PC Quote was required to use its best efforts to consummate the Repurchase from the proceeds of a rights offering. In the event that the rights offering was not completed on or prior to January 24, 1998, the Wexford Affiliates would have been entitled to receive, out of escrow, warrants to purchase an additional 250,000 shares of Common Stock with the same terms as the Initial Warrants and, in the event the Rights Offering was not completed on or prior to February 28, 1998, the Wexford Affiliates would have been entitled to receive, out of escrow, warrants to purchase an additional 250,000 shares of Common Stock with the same terms as the Initial Warrants (together the "Additional Warrants").

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS


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

On January 23, 1998, the Company completed the rights offering. The Company received approximately $3.0 million in gross proceeds from the sale of shares underlying exercised rights. Pursuant to the Purchase Agreement, the entire proceeds were used to fulfill the Company's obligation to repurchase shares from the Wexford Affiliates, and the Additional Warrants reverted back to the Company.


(5) SUBSEQUENT EVENTS
The Company's Loan Agreement with PICO Holdings, Inc. was amended on May 5, 1998 extending the due date for borrowings by the Company, plus accrued interest, from April 30, 1998 to May 31, 1998.

PART I. ITEM 2


Management's Discussion and Analysis of
Results of Operations and Financial Condition


INTRODUCTION - SAFE HARBOR DISCLOSURE

The statements made herein that are not historical facts may contain forward-looking information that involve substantial risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Among the factors that could cause or contribute to such differences are those set forth in the Company's filings with the Securities and Exchange Commission and include the Company's ability to (i) obtain adequate financing to continue as a going-concern and fund its current and future business strategies, (ii) attract and retain its key employees, (iii) compete successfully against competitive products and services, (iv) maintain its relationships with key suppliers and providers of market data, (v) pay, refinance, or extend the up to $2.25 million loan from PICO Holdings, Inc. on or before May 31, 1998, and (vi) the effect of economic and business conditions generally.

RESULTS OF OPERATIONS:
FOR THE THREE MONTHS AND QUARTER ENDED MARCH 31, 1998

Total revenue increased 22.9% to $4,985,000 for the quarter ended March 31, 1998, as compared to $4,055,000 for the same period in 1997. The increase is the result of continued growth in the Company's Internet product and service offerings, which accounted for $1,965,000, or 39.4%, of total revenue for the period, a 110% increase over the first quarter of 1997. Satellite and Terrestrial Service revenue decreased $98,000 to $3,020,000 for the period, a 3.1% decline versus $3,118,000 for the prior year period. The decrease is due to the discontinuation of i) service to Global Financial Services, (formerly Bridge Information Systems), ii) an unprofitable product offering, Priceware, in June of 1997, and iii) the Company's 19.2 and 56 kbs (kilobits per second) transmission services. Many of the customers who had used the 19.2 and 56 kbs services upgraded to the Company's faster 112 kbs transmission, while others migrated to the Company's PCW 6.0 on the Internet product.

Total Operating Expenses increased 12.2% to $6,510,000 for the first quarter of 1998 from $5,802,000 for the comparable 1997 period. Increases in License and Exchange Fees, Sales expenses, and non-cash charges for Depreciation and Amortization were offset to a degree by decreases in Operations and Customer Services, General and Administrative, and Product and Market Development costs.

Costs of Operations and Customer Service declined $98,000, or 4.4%, to $2,148,000 for the first three months of 1998 from $2,246,000 for the same period in 1997. The decline reflects savings from the expiration and elimination of certain satellite leases, in addition to communication cost savings from the elimination of 19.2 and 56 kbs service during 1997.

These savings were partially offset by increases in Internet access and service provider costs and the cost of additional personnel required to service and support the Company's subscriber growth.

License and Exchange Fees increased 53.9% to $1,373,000 in 1998 from $892,000 for the comparable three month period in 1997. The increase is a result of the growth in revenue and subscribers.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition


Sales expenses were $1,102,000 for the first quarter of 1998, $436,000, or 65.4%, greater than the first quarter of 1997. The increase is due to compensation costs for additional sales personnel hired in December 1997 and January 1998, higher total commission payments directly attributable to increased sales, and a significant increase in advertising expenses.

Depreciation and Amortization for the quarter ended March 31, 1998 increased 17.7% over the prior year period from $687,000 to $808,000. The increase reflects the Company's decision to amortize and depreciate new capitalized software projects and computer equipment purchases over a three versus five year period, in addition to the commencement of amortization of previously capitalized software costs related to the planned release of new product and service offerings in 1998.

General and Administrative expenses decreased $210,000, or 22.4%, to $727,000 for the period versus the first three months of 1997. The decrease is attributable to reductions in i) compensation costs, as a result of the management restructuring that occurred in June of last year, ii) professional fees due to lower utilization of outside assistance, and iii) bad debt expense, as a result of increased collection efforts.

Product and Market Development expenses were essentially unchanged for the year to year periods.

Interest expense increased 123% to $364,000 for the three months ended March 31, 1998, versus $163,000 for the same period in 1997. The increase reflects the interest payable for borrowings on the credit facility, which was established in May 1997 and increased in August 1997 and September 1997.


LIQUIDITY AND CAPITAL RESOURCES:
FOR THE THREE MONTHS AND QUARTER ENDED MARCH 31, 1998

Net cash and cash equivalents declined $749,000 from year-end 1997 to $364,000 at the end of the first quarter of 1998. Expenditures for new equipment were $256,000, $138,000 or 118% higher for the first three months of 1998 versus 1997 as operating cash was used to effect new purchases. Capitalized software costs of $534,000 were $63,000, or 11%, lower for the quarter ended March 31, 1998, compared to the same period for 1997, as the Company decreased its overhead allocation to capitalizable projects. There were no new direct borrowings during the period, and the Company repaid $75,000 of the principal balance on the bank term loan. The Company received approximately $3.0 million in net proceeds from the sale of shares of Common Stock underlying rights exercised pursuant to its rights offering and the sale of shares of Common Stock to employees, who purchased shares pursuant to the Company's Employee Stock Purchase Plan. The Company repurchased 2,988,949 shares of its Common Stock, at one dollar per share, from Imprimis Investors LLC and Wexford Spectrum Investors LLC (collectively, the "Wexford Affiliates"), fulfilling its obligation under its October 1997 Stock and Warrant Purchase Agreement with the Wexford Affiliates. Agreements were reached with various vendors to extend payments under negotiated payment plans.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition


Due to the decline in cash flow to levels expected to be insufficient for working capital, capital expenditures, and debt services, the Company is exploring multiple alternatives, which may be available to the Company, with the purpose of raising capital to fund operations and enhancing shareholder value. Such alternatives include refinancing existing debt, a merger, a spin-off or sale of part of the Company's business, a strategic relationship or joint venture with another technology or financial service firm or other financing to further fund the Company's business. Any capital raised may be costly to the Company and/or dilutive to stockholders. There can be no assurances, however, that the Company will be successful in concluding a transaction, or that if a transaction is concluded that such transaction will result in alleviating the Company's present financial situation. If the Company is not able to secure additional capital, the lack of funds may significantly limit the Company's ability to realize value from its assets and its product offerings, and its ability to continue its business as currently conducted.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

In October 1997 Imprimis Investors LLC and Wexford Spectrum Investors LLC (collectively, the "Wexford Affiliates") purchased five million shares of Common Stock and warrants to purchase five hundred thousand shares of Common Stock at an exercise price of $2.00 per share, exercisable at any time prior to October 15, 2002 (the "Initial Warrants"), in exchange for $5.0 million.

The Wexford Affiliates acquired the Common Stock and the Warrants for investment purposes pursuant to a certain Stock and Warrant Purchase Agreement dated October 15, 1997, between PC Quote and the Wexford Affiliates (the "Purchase Agreement"). Up to four million of the shares of Common Stock purchased by the Wexford Affiliates were subject to repurchase by PC Quote at a purchase price of $1.00 per share pursuant to the terms of the Purchase Agreement (the "Repurchase"). Pursuant to the terms of the Purchase Agreement, PC Quote was required to use its best efforts to consummate the Repurchase from the proceeds of a rights offering. In the event that the rights offering was not completed on or prior to January 24, 1998, the Wexford Affiliates would have been entitled to receive, out of escrow, warrants to purchase an additional 250,000 shares of Common Stock with the same terms as the Initial Warrants and, in the event the Rights Offering was not completed on or prior to February 28, 1998, the Wexford Affiliates would have been entitled to receive, out of escrow, warrants to purchase an additional 250,000 shares of Common Stock with the same terms as the Initial Warrants (together the "Additional Warrants").

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

On January 23, 1998 the Company completed the rights offering and issued 2,988,953 shares of Common Stock underlying rights exercised pursuant to the rights offering. The Company repurchased 2,988,949 shares of its Common Stock, at one dollar per share, from Imprimis Investors LLC and Wexford Spectrum Investors LLC (collectively, the "Wexford Affiliates"), fulfilling its obligation under the Purchase Agreement, and the Additional Warrants reverted back to the Company.

The Company issued 65,360 shares of its Common Stock to employees, who purchased the shares pursuant to the Company's Employee Stock Purchase Plan.

Part II. OTHER INFORMATION
ITEM 6. EXHIBITS and REPORTS on FORM 8-K


(a) FINANCIAL STATEMENTS

The financial statements of the Company are filed herewith in Item 1 of this report.

(b) REPORTS ON FORM 8-K

No Reports on Form 8-K were filed by the Company during the first quarter of the period covered by this report.

(c) EXHIBITS

4(a) Form of First Amendment to the Amendment of the Convertible Subordinated
   Debenture Agreement, dated as of March 30, 1998, located at the end of this Report.

4(b) Form of Sixth Amendment to Loan and Security Agreement dated as of May 5,
   1998 between the Company and PICO Holdings, Inc., located at the end of this Report.

4(c) Form of Amendment No. 2 to the Amendment of the Convertible Subordinated
   Debenture Agreement, dated as of May 11, 1998, located at the end of this Report.

27.  Financial Data Schedule

                                  SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, there unto duly authorized.



PC QUOTE, INC.



Date:  May 12, 1998


By:   /s/ Jim R. Porter
      ----------------------------------------
      Jim R. Porter
      Chairman and Chief Executive Officer

By:  /s/ John E. Juska
     -----------------------------------------
     John E. Juska
     Chief Financial Officer