Form 10-Q
period 1998-06-30
PC QUOTE INC
filed 1998-08-14
CIK 745774

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q
                       _________________________________


            [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended June 30, 1998
                                      Or
           [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                        For the transition period from
                         -------------to--------------
                    _______________________________________

                        Commission file number 0-13093
               I.R.S. Employer Identification Number 36-3131704

                                PC QUOTE, INC.
                           (a Delaware Corporation)

                                 300 S. Wacker
                            Chicago, Illinois 60606
                           Telephone (312) 913-2800


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months, (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 13,288,677 shares of the Company's common stock ($.001 par value) were outstanding as of July 28, 1998.

                                PC QUOTE, INC.

                                     INDEX

                                                                    PAGE
PART I.   Financial Information

Item 1.   Balance Sheets as of June 30, 1998 and
          December 31, 1997                                           3

          Statements of Operations for the six month periods
          ended June 30, 1998 and 1997                                5

          Statements of Operations for the three month periods
          ended June 30, 1998 and 1997                                6

          Statements of Cash Flows for six month periods
          ended June 30, 1998 and 1997                                7

          Notes to Financial Statements                               9


Item 2.   Management's Discussion and Analysis of:

          Results of Operations and Financial Condition              14

          Liquidity and Capital Resources                            15


PART II.  Other Information

Item 2.   Changes in Securities                                      17

Item 6.   Exhibits and Reports on Form 8-K                           18

          Company's Signature Page                                   19

PC QUOTE, INC.

BALANCE SHEETS
JUNE 30, 1998 and DECEMBER 31, 1997

                                                       June 30,     December 31,
                   ASSETS                                1998           1997
                                                     (Unaudited)     (Audited)
                                                     -----------    ------------
CURRENT ASSETS
 Cash and cash equivalents                           $    28,346     $ 1,113,130
 Accounts receivable, net of allowance for
  doubtful accounts of: 1998: $460,827; 1997:
  $346,000                                             1,824,819       1,435,450
 Prepaid expenses and other current assets               134,338          61,981
                                                     -----------    ------------

 Total current assets                                  1,987,503       2,610,561
                                                     -----------    ------------

PROPERTY AND EQUIPMENT
 Satellite receiving equipment                           921,392         895,126
 Computer equipment                                    7,472,649       7,266,576
 Communication equipment                               2,875,223       2,716,415
 Furniture and fixtures                                  314,208         293,240
 Leasehold improvements                                  366,325         366,325
                                                     -----------    ------------
                                                      11,949,797      11,537,682
 Less: Accumulated depreciation and amortization       9,630,589       9,035,571
                                                     -----------    ------------
                                                       2,319,208       2,502,111
                                                     -----------    ------------
OTHER ASSETS
 Software development costs, net of accumulated
   amortization of: 1998: $4,280,059; 1997:
   $5,045,080                                          5,116,585       5,126,473

 Deposits and other assets                               259,090         297,303
                                                     -----------    ------------

TOTAL ASSETS                                         $ 9,682,386     $10,536,448
                                                     -----------    ------------
                                                     -----------    ------------


The accompanying notes are an integral part of these financial statements.

PC QUOTE, INC.

JUNE 30, 1998 and DECEMBER 31, 1997

LIABILITIES AND STOCKHOLDERS' EQUITY                       June 30,     December 31,
                                                             1998           1997
                                                         (Unaudited)     (Audited)
                                                        ------------    ------------
CURRENT LIABILITIES
 Note payable, bank, current                            $    300,000    $    300,000
 Convertible subordinated debenture bond payable           2,500,000           -
 Note payable, credit facility                             2,250,000       2,250,000
 Accounts payable                                          3,952,391       2,834,460
 Accrued expenses                                            478,825         604,916
 Accrued compensation                                        418,854         618,289
 Accrued interest                                            665,007         388,253
 Income taxes payable                                           -              5,192
 Unearned revenue, current                                 1,109,287         635,275
                                                        ------------    ------------

 Total current liabilities                                11,674,364       7,636,385
                                                        ------------    ------------

LONG-TERM LIABILITIES
 Note payable, bank, noncurrent                              649,634         799,634
 Convertible subordinated debenture bond payable,
   net of unamortized discount of $1,096,402                   -           1,403,598
 Unearned revenue, noncurrent                                342,496         442,953
 Accrued expenses, noncurrent                                174,334         187,549
                                                        ------------    ------------

 Total long-term liabilities                               1,166,464       2,833,734
                                                        ------------    ------------

TOTAL LIABILITIES                                         12,840,828      10,470,119
                                                        ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $.001; 50,000,000
  shares authorized: 1998: 13,197,166 and
  1997: 12,436,800 shares issued and
  outstanding                                                 13,197          12,437
 Additional paid-in capital                               18,408,290      17,386,591
 Additional paid-in capital - convertible subordinated
  debenture and warrants                                   2,750,491       2,750,491
 Accumulated deficit                                     (24,330,420)    (20,083,190)
                                                        ------------    ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (3,158,442)         66,329
                                                        ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                        $  9,682,386    $ 10,536,448
                                                        ------------    ------------
                                                        ------------    ------------

The accompanying notes are an integral part of these financial statements.

PC QUOTE, INC.
STATEMENTS OF OPERATIONS

                                                    For the Six Months Ended June 30,
                                                    ---------------------------------
                                                          1998              1997
                                                      (Unaudited)       (Unaudited)
Revenue
  Satellite and terrestrial services                  $  6,207,232      $  6,168,190
  Internet products and services                         4,529,073         2,058,214
                                                      ------------      ------------
  Total revenue                                         10,736,305         8,226,404
                                                      ------------      ------------

Operating expenses

  Operations and customer service                        4,238,967         4,073,117
  License and exchange fees                              2,954,842         2,181,202
  Sales                                                  2,390,496         1,703,071
  Depreciation and amortization                          1,572,018         1,395,114
  General and administrative                             1,635,345         2,454,454
  Product and market development                           784,260           818,150
  Restructuring expense                                     -              1,146,647
                                                      ------------      ------------
  Total operating expenses                              13,575,928        13,771,755
                                                      ------------      ------------

  Loss from operations                                  (2,839,623)       (5,545,351)

Other income (expense)
  Interest income                                          11,956            13,134
  Interest expense                                     (1,419,563)         (554,059)
                                                     ------------      ------------

Net loss                                              ($4,247,230)      ($6,086,276)
                                                     ------------      ------------
                                                     ------------      ------------


Net basic and diluted loss per common share                ($0.34)           ($0.83)

Shares used in computing net basic and diluted
  loss per common share                                12,615,262         7,360,807



The accompanying notes are an integral part of these financial statements.

PC QUOTE, INC.
STATEMENTS OF OPERATIONS

                                                  For the Three Months Ended June 30,
                                                  -----------------------------------
                                                          1998           1997
                                                      (Unaudited)    (Unaudited)
Revenue
   Satellite and terrestrial services                $  3,186,985   $  3,049,883
   Internet products and services                       2,564,126      1,121,454
                                                      -----------    -----------
   Total revenue                                        5,751,111      4,171,337
                                                      -----------    -----------

Operating Expenses
   Operations and customer service                      2,090,988      1,827,034
   License and exchange fees                            1,581,746      1,288,738
   Sales                                                1,288,380      1,036,923
   Depreciation and amortization                          763,634        708,114
   General and administrative                             908,703      1,517,737
   Product and market development                         432,172        444,646
   Restructuring expense                                    -          1,146,677
                                                      -----------    -----------

   Total operating expenses                             7,065,623      7,969,869
                                                      -----------    -----------

   Loss from operations                                (1,314,512)    (3,798,532)

Other Income (Expense)
   Interest income                                          4,294          3,792
   Interest expense                                    (1,055,524)      (390,781)
                                                      -----------    -----------

Net loss                                              ($2,365,742)   ($4,185,521)
                                                      -----------    -----------
                                                      -----------    -----------


Net basic and diluted loss per common share                ($0.19)        ($0.57)

Shares used in computing net basic and diluted
  loss per common share                                12,749,435      7,355,843


The accompanying notes are an integral part of these financial statements.

PC QUOTE, INC.
STATEMENTS OF CASH FLOWS

                                                     For the six months ended June 30,
                                                     ---------------------------------
                                                             1998           1997
Cash flows from operating activities:
  Net loss                                              ($4,247,230)   ($6,086,276)
  Adjustments to reconcile net loss to cash
    used in operating activities
      Depreciation and amortization of property
        and equipment                                       595,018        564,000
      Amortization of software development costs            977,000        831,114
      Amortization of deferred debt on warrants               -            177,830
      Amortization of discount on convertible
        subordinated debenture bond payable               1,096,402        136,079
      Write-off of capitalized software development costs     -            571,647
      Changes in assets and liabilities:
        Accounts receivable, net of allowance              (389,369)        82,186
        Income tax refunds receivable                         -             40,000
        Prepaid expenses and other current assets           (72,357)        17,775
        Deposits and other assets                            38,213            (81)
        Accounts payable                                  1,117,931      2,028,286
        Accrued expenses                                    (67,179)       854,503
        Unearned revenue                                    373,555        156,753
                                                        -----------    -----------

        Net cash used in operating activities              (578,016)      (626,184)
                                                        -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                       (412,115)      (142,152)
  Software development costs capitalized                   (967,112)      (783,810)
                                                        -----------    -----------

       Net cash used in investing activities             (1,379,227)      (925,962)
                                                        -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                  4,011,408         20,180
  Repurchase of common stock                             (2,988,949)
  Net borrowings under credit facility                        -            740,000
  Principal payments under capital lease obligations          -           (120,837)
  Principal payments on note payable, bank                 (150,000)      (150,000)
                                                        -----------    -----------
       Net cash provided by financing activities            872,459        489,343
                                                        -----------    -----------

Net decrease in cash and cash equivalents                (1,084,784)    (1,062,803)
Cash and cash equivalents:
  Beginning of period                                     1,113,130      1,321,512
                                                        -----------    -----------

  End of period                                         $    28,346    $   258,709
                                                        -----------    -----------
                                                        -----------    -----------

The accompanying notes are an integral part of these financial statements.

Supplemental disclosures of cash flow information:
  Interest paid                                         $    46,407    $   142,419
  Income taxes paid                                     $     3,480           None

  Supplemental disclosures of non-cash investing transactions and financing activities

  Additional paid-in-capital from issuance of warrants                 $   470,000

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

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS


REVENUE RECOGNITION: Revenue from service contracts is recognized as the contracted services are rendered. The Company bills for services one month in advance; billings are due within 30 days. The unearned revenue has been reflected net of the related receivable on the balance sheet. Customers' deposits or prepayments are classified as unearned revenue. Customers' deposits on contracts greater than one year are classified as non-current unearned revenue.

(2) RECLASSIFICATIONS
The statement of operations has been modified to enhance information to the shareholder. The 1997 statements of operations have been reclassified to conform with the 1998 presentation.

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

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS


In connection with the Loan Agreement, the Company and PICO entered into a First Amendment to the Debenture (the "Debenture Amendment"), pursuant to which the terms of the Debenture were restructured as follows: (a) the maturity date of the Debenture is now April 30, 1999 instead of December 31, 2001: (b) the Debenture may not be prepaid or redeemed without the consent of PICO; (c) the conversion rate on the Debenture was changed from $2.00 per share to the lower of (i) the mean of the closing bid price per share for the 20 trading days preceding exercise of the Debenture or (ii) $1.5625 per share (the market price of the Company's Common Stock on the date of the Debenture Amendment); and (d) certain negative covenants were added to the Debenture Agreement. Interest under the Debenture continues to be payable in cash or, at the option of PICO, in shares of the Company's Common Stock.

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

On December 30, 1997, February 5, 1998, March 10, 1998, May 5, 1998, and June 1, 1998, the Company and Holdings executed the third, fourth, fifth, sixth and seventh amendments to the Loan Agreement, respectively, extending the due date for borrowings by the Company, plus accrued interest, to January 31, 1998, February 28, 1998, April 30, 1998, May 30, 1998 and August 31, 1998,
respectively. No further warrants were issued in connection with the third, fourth, fifth, sixth or seventh amendments to the loan agreement.

In October 1997 Imprimis Investors LLC and Wexford Spectrum Investors LLC (collectively, the "Wexford Affiliates") purchased five million shares of Common Stock and warrants to purchase five hundred thousand shares of Common Stock at an exercise price of $2.00 per share, exercisable at any time prior to October 15, 2002 (the "Initial Warrants"), in exchange for $5.0 million.

On May 19, 1998 Holdings exercised 320,000 Warrants and purchased 320,000 shares of Common Stock of the Company for $500,000.

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

During the second quarter of 1998, the Wexford Affiliates exercised 143,300 Warrants and purchased 143,300 shares of Common Stock of the Company for $286,600.

(5) SUBSEQUENT EVENTS
On July 24, 1998 the Company and Holdings executed the eighth amendment to the Loan Agreement to extend the due date for the borrowings by the Company, plus accrued interest, from August 31, 1998 to December 31, 1998.

On July 31, 1998 the Company and Holdings executed the ninth amendment to the Loan Agreement to further increase the amount of the secured loan from Holdings to the Company from $2.25 million to $3.25 million. No further warrants were issued in connection with the eighth or ninth amendments.

PART I. ITEM 2

Management's Discussion and Analysis of
Results of Operations and Financial Condition

INTRODUCTION - SAFE HARBOR DISCLOSURE

The statements made herein that are not historical facts may contain forward-looking information that involve substantial risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Among the factors that could cause or contribute to such differences are those set forth in the Company's filings with the Securities and Exchange Commission and include the Company's ability to (i) obtain adequate financing to continue as a going-concern and fund its current and future business strategies, (ii) attract and retain its key employees, (iii) compete successfully against competitive products and services, (iv) pay, recapitalize, refinance, or extend the up to $3.25 million loan from PICO Holdings, Inc. on or before December 31, 1998, (v) maintain its relationships with key suppliers and providers of market data, and (vi) the effect of economic and business conditions generally.

RESULTS OF OPERATIONS:
FOR THE SIX MONTHS AND QUARTER ENDED JUNE 30, 1998

Total revenue increased 31% to $10,736,000 for the six months ended June 30, 1998, and 38% to $5,751,000 for the quarter ended June 30, 1998 versus the comparable prior year periods. The increase is the result of continued growth in the Company's Internet product and service offerings, which accounted for 42% of total revenue for the six month period, a 120% increase over the first six months of 1997, and 45% of total revenue for the quarter, a 129% increase over the quarter ended June 30, 1997. Satellite and Terrestrial Service revenue increased 1% for the six months ended June 30, 1998 and 4% for the quarter ended June 30, 1998 as compared to the same periods in the prior year. The increase is due to the addition of new satellite customers, as well as an increase in services for existing customers.

Total Operating Expenses decreased 1.4% to $13,576,000 for the six months ended June 30, 1998 from $13,772,000 for the comparable 1997 period, and decreased 11% to $7,066,000 for the quarter ended June 30, 1998 as compared to $7,970,000 for the comparable 1997 period. Increases in License and Exchange Fees, Sales expenses, Operations and Customer Services and non-cash charges for Depreciation and Amortization were offset by decreases in General and Administrative, Product and Market Development costs and Restructuring expenses for the six months and quarter ended June 30, 1998 compared to prior year periods. In June 1997, the Company underwent a significant management reorganization and restructuring of operations. As a result, for the six months and quarter ended June 30, 1997 the Company wrote off approximately $572,000 of unamortized software development costs for previously capitalized software projects that were discontinued. The management reorganization in 1997 resulted in the Company incurring employment related termination costs of $425,000 and $150,000 was paid to terminate a contractual arrangement related to unprofitable operations. For the six months and quarter ending June 30, 1998, there were no such restructuring charges incurred.

Costs of Operations and Customer Service increased 4% and 14% for the six months and quarter ended June 30, 1998, respectively, over the same periods in 1997. The changes reflect increases in Internet access and service provider costs and the cost of additional personnel required to service and support the Company's subscriber growth.

License and Exchange Fees for the six months and quarter ended June 30, 1998 increased 35% and 23%, respectively, from the same periods in 1997.
The increase is a result of the growth in revenue and subscribers.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition

Sales expenses increased 40% and 24%, respectively, for the six months and quarter ended June 30, 1998 over the same periods in 1997. The increase is due to compensation costs for additional sales personnel hired in December 1997 and January 1998, higher total commission payments directly attributable to increased sales, and an increase in advertising expenses.

Depreciation and Amortization for the six months and quarter ended June 30, 1998 increased 13% and 8%, respectively, over the same periods in 1997. The increase reflects the Company's decision to amortize and depreciate new capitalized software projects and computer equipment purchases over a three versus five year period, in addition to the commencement of amortization of previously capitalized software costs related to the release of new product and service offerings in 1998.

General and Administrative expenses decreased 33% and 40%, respectively, for the six months and the quarter ended June 30, 1998 from the same periods in 1997. The decrease is attributable to reductions in i) compensation costs, as a result of the management restructuring that occurred in June of last year,
ii) professional fees due to lower utilization of outside assistance, and
iii) bad debt expense, as a result of increased collection efforts.

Product and Market Development expenses were essentially unchanged for the six months and quarter ending June 30, 1998 as compared to the same periods for 1997.

Interest expense increased 156% and 170% for the six months and quarter ended June 30, 1998 as compared to the same periods in 1997. The primary reason for the increase is the acceleration of the convertible debenture amortization due to the potential conversion of the debenture to equity. During the quarter ended June 30, 1998 a total of $892,945 was charged to interest expense relating to the amortization or the convertible subordinated debenture. In addition, the increase reflects the interest payable for borrowings on the credit facility, which was established in May 1997 and increased in August 1997 and September 1997.

LIQUIDITY AND CAPITAL RESOURCES:
FOR THE SIX MONTHS AND QUARTER ENDED JUNE 30, 1998

Net cash and cash equivalents declined $1,085,000 from year-end 1997 to $28,346 at the end of June 30, 1998. Expenditures for new equipment were $412,000, $270,000, or 190%, higher for the first six months of 1998 versus 1997 as operating cash was used to effect new purchases. Capitalized software costs of $967,000 were $183,000, or 23%, higher for the six months ended June 30, 1998, compared to the same period for 1997. Although the Company decreased its overhead allocation to capitalizable projects, there was an increase in development resources devoted to the construction phase of new systems and products. There were no new direct borrowings during the period, and the Company repaid $150,000 of the principal balance on the bank term loan. The Company received approximately $4.0 million in net proceeds from
(i) the sale of shares of Common Stock underlying rights exercised pursuant to its rights offering, (ii) the purchase of Common Stock by PICO Holdings and the Wexford Affiliates through exercise of previously issued warrants
(iii) the sale of shares of Common Stock to employees pursuant to the Company's Employee Stock Purchase Plan (iv) the sale of shares of Common Stock to employees who exercised options previously granted to them under the Company's Employee Incentive Stock Option Plan, and (v) the issuance of shares to the Chairman and CEO in lieu of cash payment for deferred and current compensation. The Company repurchased 2,988,949 shares of its Common Stock, at one dollar per share, from Imprimis Investors LLC and Wexford Spectrum Investors LLC (collectively, the "Wexford Affiliates"), fulfilling its obligation under its October 1997 Stock and Warrant Purchase Agreement with the Wexford Affiliates. Agreements were reached with various vendors to extend payments under negotiated payment plans.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition

Due to the decline in cash flow to levels expected to be insufficient for working capital, capital expenditures, and debt services, the Company is exploring multiple alternatives available to the Company, for the purposes of raising capital to fund operations and enhancing shareholder value. On July 31,1998 the Company increased its borrowings under the Loan Agreement by $1.0 million pursuant to the ninth amendment to the Loan Agreement. Additionally, the Company and PICO Holdings are negotiating terms for the conversion of the convertible subordinated debenture, the borrowing under the Loan Agreement (including the $1.0 million borrowed on July 31, 1998) and related accrued interest into convertible preferred shares. There can be no assurances, however, that the Company will be successful in concluding such a transaction. The Company anticipates that any agreement would be subject to shareholder approval.

The Company continues to explore additional alternatives to fund operations and enhance shareholder value. Such alternatives include a merger, a spin-off or sale of part of the Company's business, a strategic relationship or joint venture with another technology or financial service firm or other financing to further fund the Company's business. Any capital raised may be costly to the Company and/or dilutive to stockholders. There can be no assurances, however, that the Company will be successful in concluding a transaction, or that if a transaction is concluded that such transaction will result in alleviating the Company's present financial situation. If the Company is not able to secure additional capital, the lack of funds may significantly limit the Company's ability to realize value from its assets and its product offerings, and its ability to continue its business as currently conducted.

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

On May 19, 1998 PICO Holdings, Inc. exercised 320,000 warrants and purchased 320,000 shares of the Company's Common Stock for $500,000. During May and June 1998 the Wexford Affiliates exercised 143,300 warrants and purchased 143,300 shares of the Company's Common Stock for $286,600.

During the first six months of 1998, the Company issued 167,436 shares of its Common Stock to employees, who purchased the shares pursuant to the Company's Employee Stock Purchase Plan.

During the second quarter ended June 30, 1998, 93,200 shares of the Company's Common Stock were purchased by employees who exercised stock options granted to them under the Company's Employee Incentive Stock Option Plan.

In June 1998 the Chairman and Chief Executive Officer and the Board Of Directors of the Company agreed that in lieu of cash for payments previously deferred and current salary due to the Chairman and C.E.O., the Company would issue and the Chairman would receive shares of Common Stock of the Company at the market price. A total of 36,326 shares were issued pursuant to this agreement.

Part II. OTHER INFORMATION
ITEM 6. EXHIBITS and REPORTS on FORM 8-K


(a) FINANCIAL STATEMENTS

The financial statements of the Company are filed herewith in Item 1 of this report.

(b) REPORTS ON FORM 8-K

No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

(c) EXHIBITS

4(a) Form of Seventh Amendment to Loan and Security Agreement dated as of July 16, 1998 between the Company and PICO Holdings, Inc., located at the end of this Report.

4(b) Form of Amendment No. 3 to the Amendment of the Convertible Subordinated Debenture Agreement, dated as of July 16, 1998, located at the end of this Report.

4(c) Form of Eighth Amendment to Loan and Security Agreement dated as of July 24, 1998 between the Company and PICO Holdings, Inc., located at the end of this Report.

4(d) Form of Amendment No. 4 to the Amendment of the Convertible Subordinated Debenture Agreement, dated as of July 24, 1998, located at the end of this report.

4(e) Form of Ninth Amendment to Loan and Security Agreement dated as of July 31, 1998 between the Company and PICO Holdings, Inc., located at the end of this Report.

27. Financial Data Schedule

                                  SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, there unto duly authorized.



PC QUOTE, INC.



Date:     August 14, 1998

By:  /s/ Jim R. Porter
     -----------------
     Jim R. Porter
     Chairman and Chief Executive Officer

By:  /s/ John E. Juska
     -----------------
     John E. Juska
     Chief Financial Officer