Form 10-Q
period 1998-09-30
PC QUOTE INC
filed 1998-11-12
CIK 745774

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

                     For the period ended September 30, 1998

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

                                 PC QUOTE, INC.

                            (a Delaware Corporation)

                                  300 S. Wacker

                             Chicago, Illinois 60606

                            Telephone (312) 913-2800

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months, (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 13,359,462 shares of the Company's common stock ($.001 par value) were outstanding as of November 10, 1998.



                                 PC QUOTE, INC.

                                      INDEX

                                                                           PAGE
PART I.           Financial Information

Item 1.           Balance Sheets as of September 30, 1998 and
                  December 31, 1997                                           3

                  Statements of Operations for the nine month periods
                  ended September 30, 1998 and 1997                           5

                  Statements of Operations for the three month periods
                  ended September 30, 1998 and 1997                           6

                  Statements of Cash Flows for the nine month periods
                  ended September 30, 1998 and 1997                           7

                  Notes to Financial Statements                               9

Item 2.           Management's Discussion and Analysis of:

                  Results of Operations and Financial Condition              15

                  Liquidity and Capital Resources                            16

                  Year 2000 Issues                                           18

                  Recently Issued Accounting Pronouncements                  19

PART II           Other Information

Item 2.           Changes in Securities                                      20

Item 6.           Exhibits and Reports on Form 8-K                           21

                  Company's Signature Page                                   22

PC QUOTE, INC.

BALANCE SHEETS
SEPTEMBER 30, 1998 and DECEMBER 31, 1997


                                                             September 30,          December 31,
                             ASSETS                              1998                   1997
                                                              (Unaudited)            (Audited)
                                                             --------------        --------------
CURRENT ASSETS
  Cash and cash equivalents                                      $   170,912          $  1,113,130
  Accounts receivable, net of allowance for
    doubtful accounts of: 1998: $485,000; 1997:
    $346,000                                                       2,596,481             1,435,450
  Prepaid expenses and other current assets                           80,724                61,981
                                                              --------------        --------------


  Total current assets                                             2,848,117             2,610,561
                                                              --------------        --------------

PROPERTY AND EQUIPMENT

  Satellite receiving equipment                                      932,764               895,126
  Computer equipment                                               7,641,610             7,266,576
  Communication equipment                                          2,922,666             2,716,415
  Furniture and fixtures                                             314,208               293,240
  Leasehold improvements                                             402,692               366,325
                                                                ------------          ------------
                                                                  12,213,940            11,537,682
  Less: Accumulated depreciation and amortization                  9,942,896             9,035,571
                                                              --------------        --------------
                                                                   2,271,044             2,502,111
                                                              --------------        --------------

OTHER ASSETS

  Software development costs, net of accumulated                   5,109,555             5,126,473
     amortization of: 1998: $4,805,059; 1997:
     $5,045,080

  Deposits and other assets                                          244,567               297,303
                                                              --------------         -------------

TOTAL ASSETS                                                   $  10,473,283          $ 10,536,448
                                                              --------------         -------------
                                                              --------------         -------------

The accompanying notes are an integral part of these financial statements.

PC QUOTE, INC.

SEPTEMBER 30, 1998 and DECEMBER 31, 1997


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       September 30,           December 31,
                                                                         1998                   1997
                                                                     (Unaudited)              (Audited)
                                                                   --------------           -------------
 CURRENT LIABILITIES

    Note payable, bank, current                                       $    300,000           $    300,000
    Convertible subordinated debenture payable                           2,500,000                 -
    Note payable, credit facility                                        3,250,000              2,250,000
    Accounts payable                                                     4,591,232              2,834,460
    Accrued expenses                                                       300,577                604,916
    Accrued compensation                                                   405,113                618,289
    Accrued interest                                                       817,290                388,253
    Income taxes payable                                                     -                      5,192
    Unearned revenue, current                                            1,122,087                635,275
                                                                      ------------           ------------

    Total current liabilities                                           13,286,299              7,636,385
                                                                      ------------           ------------

 LONG-TERM LIABILITIES

    Note payable, bank, noncurrent                                         574,634                799,634
    Convertible subordinated debenture
       payable, net of unamortized discount of
       $1,096,402                                                            -                  1,403,598
    Unearned revenue, noncurrent                                           268,833                442,953
    Accrued expenses, noncurrent                                           167,727                187,549
                                                                      ------------           ------------

    Total long-term liabilities                                          1,011,194              2,833,734
                                                                      ------------           ------------

 TOTAL LIABILITIES                                                      14,297,493             10,470,119
                                                                      ------------           ------------

 STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, par value $.001; 50,000,000
       shares authorized:1998: 13,357,307 and
       1997: 12,436,800 shares issued and
       outstanding                                                          13,357                 12,437
    Additional paid-in capital                                          18,653,417             17,386,591
    Additional paid-in capital - convertible subordinated
     debenture and warrants                                              2,750,491              2,750,491
    Accumulated deficit                                               (25,241,475)           (20,083,190)
                                                                      ------------           ------------

 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (3,824,210)                 66,329
                                                                      ------------           ------------

 TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)

                                                                      $ 10,473,283           $ 10,536,448
                                                                      ------------           ------------
                                                                      ------------           ------------

The accompanying notes are an integral part of these financial statements.

PC QUOTE, INC.
STATEMENTS OF OPERATIONS



------------------------------------------------------------- -----------------------------------------
                                                             |  For the Nine Months Ended
                                                             |          September 30,
------------------------------------------------------------- -----------------------------------------

                                                                    1998                  1997
                                                                 (Unaudited)           (Unaudited)
                                                               -------------           --------------
Revenue

   Satellite and terrestrial services                           $  9,580,113           $  9,279,867
   Internet products and services                                  7,393,902              3,395,905
                                                                ------------           ------------

   Total revenue                                                  16,974,015             12,675,772
                                                                ------------           ------------

Operating expenses

   Operations and customer service                                 6,110,165              6,283,608
   License and exchange fees                                       4,910,316              3,312,426
   Sales                                                           3,518,483              2,756,635
   Depreciation and amortization                                   2,409,325              2,152,356
   General and administrative                                      2,430,267              2,911,913
   Product and market development                                  1,172,461              1,265,210
   Restructuring expense                                                --                1,146,677
                                                                ------------           ------------

   Total operating expenses                                       20,551,017             19,828,825
                                                                ------------           ------------

    Loss from operations                                          (3,577,002)            (7,153,053)

Other income (expense)
    Interest income                                                   14,904                 14,721
    Interest expense                                              (1,596,187)            (1,259,944)
                                                                ------------           ------------
                                                                ($ 5,158,285)          ($ 8,398,276)
                                                                ------------           ------------
                                                                ------------           ------------


Net basic and diluted loss per common share                     ($      0.40)             ($   1.14)

Shares used in computing net basic and diluted loss per
common share                                                      12,841,886              7,364,987


The accompanying notes are an integral part of these financial statements.

PC QUOTE, INC.
STATEMENTS OF OPERATIONS



---------------------------------------------------------------  -----------------------------------
                                                                |    For the Three Months Ended
                                                                |          September 30,
---------------------------------------------------------------- -----------------------------------


                                                                   1998                    1997
                                                                (Unaudited)            (Unaudited)
                                                                -------------          -----------
Revenue

   Satellite and terrestrial services                            $  3,372,881           $ 3,111,677
   Internet products and services                                   2,864,829             1,337,691
                                                                 ------------           -----------

   Total revenue                                                    6,237,710             4,449,368
                                                                 ------------           -----------

Operating Expenses
   Operations and customer service                                  1,871,198             2,127,392
   License and exchange fees                                        1,955,474             1,131,224
   Sales                                                            1,127,987               903,055
   Depreciation and amortization                                      837,307               757,242
   General and administrative                                         794,922               796,953
   Product and market development                                     388,201               341,203
                                                                 ------------           -----------

   Total operating expenses                                         6,975,089             6,057,069
                                                                 ------------           -----------

    Loss from operations                                             (737,379)           (1,607,701)

Other Income (Expense)
    Interest income                                                     2,948                 1,587
    Interest expense                                                 (176,624)             (705,886)
                                                                 ------------           -----------

Net loss                                                           ($ 911,055)          ($2,312,000)
                                                                 ------------           -----------
                                                                 ------------           -----------

Net basic and diluted loss per common share                            ($0.07)               ($0.31)

Shares used in computing net basic and
    diluted loss per common share                                  13,284,274             7,373,085


The accompanying notes are an integral part of these financial statements.

PC QUOTE, INC.
STATEMENTS OF CASH FLOWS



------------------------------------------------------- ----------------------------------------
                                                       |    For the Nine Months Ended
                                                       |          September 30,
------------------------------------------------------- ----------------------------------------

                                                                 1998                   1997
                                                              ------------          ------------
Cash flows from operating activities:

  Net loss                                                    ($5,158,285)          ($8,398,276)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization of property
        and equipment                                             907,325               902,306
      Amortization of software development costs                1,502,000             1,250,051
      Amortization of deferred debt on warrants                     --                  442,640
      Amortization of discount on convertible
        subordinated debenture payable                          1,096,402               467,016
      Write-off of capitalized software development
        costs                                                       --                  571,647
      Changes in assets and liabilities:
        Accounts receivable, net of allowance                  (1,161,031)              198,727
        Income tax refunds receivable                               --                   40,000
        Prepaid expenses and other current assets                 (18,743)                3,026
        Deposits and other assets                                  52,736                48,459
        Accounts payable                                        1,756,772             2,268,072
        Accrued expenses                                         (113,492)              700,093
        Unearned revenue                                          312,693               (15,258)
                                                              -----------           -----------

       Net cash used in operating activities                     (823,623)           (1,521,497)
                                                              -----------           -----------

Cash flows from investing activities:
  Purchase of property and equipment                             (676,258)             (526,779)
  Software development costs capitalized                       (1,485,083)           (1,158,482)
                                                              -----------           -----------

       Net cash used in investing activities                   (2,161,341)           (1,685,261)
                                                              -----------           -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                        4,256,695                48,839
  Repurchase of common stock                                   (2,988,949)                 --
  Net borrowings under credit facility                          1,000,000             2,290,000
  Principal payments under capital lease obligations                 --                (142,685)
  Principal payments on note payable, bank                       (225,000)             (225,000)
                                                              -----------           -----------

       Net cash provided by financing activities                2,042,746             1,971,154
                                                              -----------           -----------

Net decrease in cash and cash equivalents                        (942,218)           (1,235,604)
Cash and cash equivalents:
  Beginning of period                                           1,113,130             1,321,512
                                                              -----------           -----------

  End of period                                               $   170,912           $    85,908
                                                              -----------           -----------
                                                              -----------           -----------


The accompanying notes are an integral part of these financial statements.


     Supplemental disclosure of cash flow information
       Interest paid                                            $70,747                  $171,173
       Income taxes paid                                        $ 3,517                     --

     Supplemental disclosure of non-cash investing transactions and financing activities

      Additional paid-in-capital from issuance of warrants        --                     $979,097


      The accompanying notes are an integral part of these financial statements.

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. The amounts indicated as "audited" have been extracted from the Company's December 31, 1997 annual report. For further information, refer to the financial statements and footnotes included in PC Quote's ( the "Company") annual report on Form 10-K for the year ended December 31, 1997.

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

(2) RECLASSIFICATIONS
The statement of operations has been modified to enhance information to the shareholder. The 1997 statements of operations have been reclassified to conform with the 1998 presentation. The statement of operations for the nine months ended September 30, 1997 included herein includes the reclassification of amounts previously reported by the Company in the Statements of Operations for the three and six month periods ended March 31, 1997 and June 30, 1997, respectively. Such amounts were not material to the statement of operations in any such period.

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

(4) FINANCING AND RELATED PARTY TRANSACTIONS

On November 14, 1996, the Company entered into an agreement (the "Debenture Agreement") with Physicians Insurance Company of Ohio, ("Physicians"), which then owned approximately 30% of the Company's outstanding shares of Common Stock. Pursuant to the Debenture Agreement, PICO invested $2.5 million in the Company in exchange for a Subordinated Convertible Debenture (the "Debenture") in the principal amount of $2.5 million with interest at 1% over prime. Interest is payable semiannually, beginning January 1, 1998. PICO made the investment and the Debenture was issued on December 2, 1996. The Debenture was to mature on December 31, 2001.

On May 5, 1997, the Company and PICO Holdings, Inc. ("PICO") entered into a Loan and Security Agreement (the "Loan Agreement"), under which PICO agreed to make a secured loan to the Company in an aggregate principal amount of up to $1.0 million at a fixed rate equal to 14% per annum. Unless otherwise extended, the entire principal balance and all accrued interest due under the Loan Agreement were payable on September 30, 1997. All advances under the Loan Agreement are secured by a pledge of substantially all of the assets of the Company. These liens are subject to the prior lien of the Company's primary lender, Lakeside Bank. PICO was also entitled to be paid a "facility fee" of $40,000 on the maturity date of the loan contemplated by the Loan Agreement.

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS

In connection with the Loan Agreement, the Company and Physicians entered into a First Amendment to the Debenture (the "Debenture Amendment"), pursuant to which the terms of the Debenture were restructured as follows: (a) the maturity date of the Debenture is now April 30, 1999 instead of December 31, 2001: (b) the Debenture may not be prepaid or redeemed without the consent of PICO; (c) the conversion rate on the Debenture was changed from $2.00 per share to the lower of (i) the mean of the closing bid price per share for the 20 trading days preceding exercise of the Debenture or (ii) $1.5625 per share (the market price of the Company's Common Stock on the date of the Debenture Amendment); and (d) certain negative covenants were added to the Debenture Agreement. Interest under the Debenture continues to be payable in cash or, at the option of Physicians, in shares of the Company's Common Stock.

Also on May 5,1997, in consideration of the loan by PICO to the Company, the Company issued a Common Stock Purchase Warrant (the "Warrant") to PICO entitling PICO to purchase a minimum of 640,000 shares of the Company's Common Stock at a price per share (the "Warrant Price") equal to the lesser of (a) the mean of the closing bid price per share for the 20 trading days preceding exercise of the Warrant or (b) $1.5625 per share (the market value of the Company's Common Stock on the date the Warrant was issued). The Warrant expires on April 30, 2000. In lieu of exercising the Warrant for cash, PICO may elect to receive shares of the Company's Common Stock equal to the "value" of the Warrant determined in accordance with a formula specified in the Warrant (the "Conversion Value"). The number of shares of the Company's Common Stock subject to the Warrant and the Warrant Price will be adjusted to reflect stock dividends; reclassifications or changes of outstanding securities of the Company; any consolidation, merger or reorganization of the Company; stock splits; issuances of rights, options or warrants to all holders of shares of the Company's Common Stock exercisable at less than the current market price per share; and other distributions to all holders of shares of the Company's Common Stock. In the event of any sale, license or other disposition of all or substantially all of the assets of the Company or any reorganization, consolidation or merger involving the Company in which the holders of the Company's securities before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity (an "Acquisition"), if the successor entity does not assume the obligations of the Warrant and PICO has not fully exercised the Warrant, the unexercised portion of the Warrant will be deemed automatically converted into shares of the Company's Common Stock at the Conversion Value. Alternatively, PICO may elect to cause the Company to purchase the exercised portion of the Warrant for cash upon the closing of any Acquisition for an amount equal to (a) the fair market value of any consideration that would have been received had PICO exercised the unexercised portion of the Warrant immediately before the record date for determining stockholders entitled to participate in the proceeds of the Acquisition, less (b) the aggregate Warrant Price. The Warrant also provides for certain piggyback registration rights and a one-time demand registration right.

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

On September 22, 1997 the Company and PICO executed a second amendment to the Loan Agreement to further increase the amount of the secured loan from PICO to the Company from $2.0 million to $2.25 million. The terms of the Loan Agreement otherwise remained substantially the same, except that the maturity date was extended to December 31, 1997. In consideration of the amendment to the Loan Agreement, the Company granted PICO another Common Stock Purchase Warrant for up to 129,032 shares of Common Stock. The terms of such warrant are substantially the same as contained in the Warrant, except that the conversion price is the lesser of (a) $1.9375 per share or (b) the mean of the closing bid price per share for the 20 trading days preceding exercise of this warrant. This warrant also provides for certain piggyback registration rights and a one-time demand registration right.

On December 30, 1997, February 5, 1998, March 10, 1998, May 5, 1998 and June 1, 1998, the Company and PICO executed the third, fourth, fifth, sixth, and seventh amendments to the Loan Agreement, respectively, extending the due date for borrowings by the Company, plus accrued interest, to January 31, 1998, February 28, 1998, April 30, 1998, May 31, 1998 and August 31, 1998, respectively. No further warrants were issued in connection with the third, fourth, fifth, sixth, or seventh amendments to the loan agreement.

On May 19, 1998 PICO exercised a portion of one of their warrants and purchased 320,000 shares of Common Stock of the Company for $500,000.

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

During the second quarter of 1998, the Wexford Affiliates exercised a portion of their warrants and purchased 143,300 shares of Common Stock of the Company for $286,600. During the third quarter of 1998, the Wexford Affiliates exercised a portion of their warrants and purchased 89,500 shares of Common Stock of the Company for $179,000.

On July 24, 1998 the Company and PICO executed the eighth amendment to the Loan Agreement to extend the due date for the borrowings by the Company, plus accrued interest, from August 31, 1998 to December 31, 1998.

On July 31, 1998 the Company and PICO executed the ninth amendment to the Loan Agreement to further increase the amount of the secured loan from PICO to the Company from $2.25 million to $3.25 million. No further warrants were issued in connection with the eighth or ninth amendments.

On September 23, 1998 the Company entered into a Securities Purchase Agreement (the "Securities Agreement"), subject to shareholder approval, with PICO and Physicians (Physicians together with PICO, "Holdings"). Under the terms of the Securities Agreement, the Company and Physicians, as the holder of the Debenture in the principal amount of $2,500,000, plus accrued interest in the amount of $428,331 as of September 30,1998, plus interest accruing at the rate of $651 per day thereafter (such principal and all accrued interest through the Closing Date, the "Debenture Balance"), and PICO, to whom the Company is indebted in the principal amount of $3,290,000, plus accrued interest in the amount of $387,838 as of September 30, 1998, plus interest accruing at the rate of $1,262 per day following the date hereof (such principal and all accrued interest through the Closing Date, the "PICO Indebtedness") wish to provide for the purchase of Series A 5% Convertible Preferred Stock by Physicians through the conversion of the Debenture and for the purchase of Series B 5% Convertible Preferred Stock by PICO in consideration for the cancellation of the PICO Indebtedness.

Subject to the terms and conditions of the Agreement, Physicians agrees to purchase at the Closing and the Company agrees to issue to Physicians at the Closing the number of shares of Series A 5% Convertible Preferred Stock into which the Debenture Balance shall be convertible as of the Closing determined by dividing the following by one hundred: the number calculated from the division of the Debenture Balance by the lowest of the following numbers (i) 1.5625, (ii) the closing sale price of the Company's Common Stock as reported by the American Stock Exchange ("AMEX") one day prior to the Closing Date (the "AMEX Closing Price") or (iii) the average AMEX Closing Price of the Company's Common Stock over the twenty-day period immediately preceding the Closing Date (the "Average AMEX Price").

Subject to the terms and conditions of the Agreement, PICO agrees to purchase at the Closing and the Company agrees to sell and issue to PICO at the Closing the number of shares of Series B 5%

Convertible Preferred Stock determined by dividing the following by one hundred: the number calculated from the division of the PICO Indebtedness as of the Closing Date by the lower of the following numbers: (i) 1.3125, (ii) the AMEX Closing Price or (iii) the Average AMEX Closing Price, at a purchase price per share equal to the lowest of (i), (ii) and (iii) (the "Series B Closing Price").

Subject to the terms and conditions of the Agreement, the Company shall issue to PICO a warrant to purchase the number of shares of Common Stock of the Company equal to the following (i) the Debenture Balance, divided by the Series B Closing Price, multiplied by .10, plus (ii) the PICO Indebtedness, divided by the Series B Closing Price, at an exercise price of 120% of the Series B Closing Price per share, and an expiration date of April 30, 2005.

At the Closing, the Company and PICO, as the holder of three Common Stock Purchase Warrants to purchase an aggregate of 949,032 shares of Common Stock of the Company (the Warrant together with additional warrants, the "Existing Warrants"), each of which currently expires on April 30, 2000, shall enter into Amendments of the Existing Warrants to extend the term of the Existing Warrants until April 30, 2005.

The Closing Date shall be the date that is five (5) days from the date of fulfillment, including obtaining shareholder approval, or waiver of all conditions to Closing, as set forth in the Agreement, or such other date as may be mutually agreed to by the Company and the Investors.

If approved by the shareholders of the Company, the Securities Agreement and proposed debt recapitalization would:

         1) eliminate the Company's obligation to pay $3.8 million in principal and accrued interest when due on December 31, 1998 and $3.1 million (principal and accrued interest) when due on April 30, 1999;

         2) represent a permanent $6.7 million equity infusion increasing stockholders' equity from a negative $3.8 million at September 30, 1998 to a positive pro-forma $2.8 million (adjusted for interim interest); and

         3) increases September 30, 1998 working capital (current assets minus current liabilities) by $6.6 million.

Concurrently with the execution of the Securities Agreement, the Company and Physicians entered into the Second Amendment to the Debenture and Debenture Agreement to revise the conversion language therein in order to make it consistent with the Securities Agreement.

PART I. ITEM 2

Management's Discussion and Analysis of
Results of Operations and Financial Condition

INTRODUCTION - SAFE HARBOR DISCLOSURE

The statements made herein that are not historical facts may contain forward-looking information that involve substantial risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Among the factors that could cause or contribute to such differences are those set forth in the Company's filings with the Securities and Exchange Commission and include the Company's ability to (i) obtain adequate financing to continue as a going-concern and fund its current and future business strategies, (ii) attract and retain its key employees, (iii) compete successfully against competitive products and services, (iv) obtain shareholder approval to recapitalize or pay, refinance, or extend the up to $3.25 million loan from PICO Holdings, Inc. on or before December 31, 1998, (v) maintain its relationships with key suppliers and providers of market data, and (vi) the effect of economic and business conditions generally.

RESULTS OF OPERATIONS:
FOR THE NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1998

Total revenue increased 34% to $16,974,000 for the nine months ended September 30, 1998, and 40% to $6,238,000 for the quarter ended September 30, 1998 versus the comparable prior year periods. The increase is the result of continued growth in the Company's Internet product and service offerings, which accounted for 44% of total revenue for the nine month period, a 118% increase over the first nine months of 1997, and 46% of total revenue for the quarter, a 114% increase over the quarter ended September 30, 1997. Satellite and Terrestrial Service revenue increased 3% for the nine months ended September 30, 1998 and 8% for the quarter ended September 30, 1998 as compared to the same periods in the prior year. The increase is due to the addition of new satellite customers, as well as an increase in services for existing customers.

Total Operating Expenses increased 3.6% to $20,551,000 for the nine months ended September 30, 1998 from $19,829,000 for the comparable 1997 period, and increased 15.2% to $6,975,000 for the quarter ended September 30,1998 as compared to $6,057,000 for the comparable 1997 period. Increases in License and Exchange Fees and Sales expenses incurred during the nine and three month periods were directly attributable to increased revenue. Increased advertising expenditures, a component of Sales expense, during the periods were mitigated to an extent by a lower percentage sales compensation plan implemented in the fourth quarter of last year. These increases, together with an increase in non-cash charges for Depreciation and Amortization, were offset to a degree by decreases in Operations and Customer Support, General and Administrative, and Product and Market Development costs for the nine months ended September 30, 1998 when compared to prior year period. In June 1997, the Company underwent a significant management reorganization and restructuring of operations. As a result, for the nine months ended September 30, 1997 the Company wrote off approximately $572,000 of unamortized software development costs for previously capitalized software projects that were discontinued. The management reorganization in 1997 resulted in the Company incurring employment related termination costs of $425,000 and $150,000 was paid to terminate a contractual arrangement related to unprofitable operations. For the nine months and quarter ending September 30, 1998, there were no such restructuring charges incurred.

PART 1. ITEM 2

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Costs of Operations and Customer Service decreased 3% and 12% for the nine months and quarter ended September 30, 1998, respectively, over the same periods in 1997. Increases in Internet access and service provider costs to support the Company's subscriber growth were more than offset by decreases in cost of leased equipment and personnel costs required to support operations.

License and Exchange Fees for the nine months and quarter ended September 30, 1998 increased 48% and 73%, respectively, from the same periods of the prior year. The increase is a result of the growth in revenue and subscribers.

Sales expenses increased 28% and 25%, respectively, for the nine months and quarter ended September 30, 1998 over the same periods in 1997. The increase is due to compensation costs for additional sales personnel hired in December 1997 and January 1998, higher total commission payments directly attributable to increased sales, and an increase in advertising expenses.

Depreciation and Amortization for the nine months and quarter ended September 30, 1998 increased 12% and 11%, respectively, over the same periods in 1997. The increase reflects the Company's decision to amortize and depreciate new capitalized software projects and computer equipment purchases over a three versus five year period, in addition to the commencement of amortization of previously capitalized software costs related to the release of new product and service offerings in 1998.

General and Administrative expenses decreased 17% for the nine months, and was unchanged for the quarter, ended September 30, 1998 from the same periods in 1997. The decrease is attributable to reductions in i) compensation costs, as a result of the management restructuring that occurred in June of last year, ii) professional fees due to lower utilization of outside assistance, and iii) bad debt expense, as a result of increased collection efforts.

Product and Market Development expenses were essentially unchanged for the nine months and quarter ending September 30, 1998 as compared to the same periods for 1997.

Interest expense increased 27% and decreased 75% for the nine months and quarter ended September 30, 1998, respectively, as compared to the same periods in 1997. The primary reason for the increase for the nine months is the acceleration, in the second quarter of 1998, of the convertible debenture amortization ($893,000 was charged to interest expense) due to the potential conversion of the debenture to equity. Also contributing to the increase is interest payable for borrowings on the credit facility, established in May 1997 and increased in August 1997, September 1997, and July 1998. The decrease for the quarter ended September 30, 1998 versus 1997 is the result of the accelerated amortization discussed above and the amortization in 1997 of the value assigned to the warrants issued in connection with the credit facility borrowings.

LIQUIDITY AND CAPITAL RESOURCES:
FOR THE NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1998

Net cash and cash equivalents declined $942,000 from year-end 1997 to $171,000 at the end of September 30, 1998. Expenditures for new equipment were $676,000, $149,000, or 28%, higher for the first nine months of 1998 versus 1997 as operating cash was used to effect new purchases. Capitalized software costs of $1,485,000 were $327,000, or 28%, higher for the nine months ended September 30, 1998, compared to the same period for 1997. Although the Company decreased its overhead allocation to capitalizable projects, there was an increase in development resources devoted to the construction phase of new systems and products. The Company borrowed an additional $1.0 million

PART I. ITEM 2

Management's Discussion and Analysis of
Results of Operations and Financial Condition

on the credit facility with PICO during the period, and the Company repaid $225,000 of the principal balance on the bank term loan. The Company received approximately $4.3 million in net proceeds from (i) the sale of shares of Common Stock underlying rights exercised pursuant to its rights offering,
(ii) the purchase of Common Stock by PICO Holdings and the Wexford Affiliates through exercise of previously issued warrants (iii) the sale of shares of Common Stock to employees pursuant to the Company's Employee Stock Purchase Plan (iv) the sale of shares of Common Stock to employees who exercised options previously granted to them under the Company's Employee Incentive Stock Option Plan, and (v) the issuance of shares to the Chairman and CEO in lieu of cash payments for previously deferred and current compensation. The Company repurchased 2,988,949 shares of its Common Stock, at one dollar per share, from Imprimis Investors LLC and Wexford Spectrum Investors LLC (collectively, the "Wexford Affiliates"), fulfilling its obligation under its October 1997 Stock and Warrant Purchase Agreement with the Wexford Affiliates. Agreements were reached with various vendors to extend payments under negotiated payment plans.

Due to the decline in cash flow to levels expected to be insufficient for working capital, capital expenditures, and debt services, the Company has explored multiple alternatives available to the Company for the purposes of raising capital to fund operations and enhancing shareholder value. On
July 31, 1998 the Company increased its borrowings under the Loan Agreement by $1.0 million pursuant to the Ninth Amendment to the Loan Agreement. On September 23, 1998 the Company and Holdings entered into a Securities Purchase Agreement whereby, subject to shareholder approval at a special meeting on December 15, 1998, the $2.5 million convertible subordinated debenture, the $3.3 million in principal borrowings under the Loan Agreement (including the $1.0 million borrowed on July 31, 1998) and related accrued interest of approximately $800,000 would be converted into convertible preferred shares. If approved by the shareholders of the Company, the Securities Agreement and proposed debt recapitalization would:

         1) eliminate the Company's obligation to pay $3.8 million in principal and accrued interest when due on December 31, 1998 and $3.1 million (principal and accrued interest) when due on April 30, 1999;

         2) represent a permanent $6.7 million equity infusion increasing stockholders' equity from a negative $3.8 million at September 30, 1998 to a positive pro-forma $2.8 million (adjusted for interim interest); and

         3) increase September 30, 1998 working capital (current assets minus current liabilities) by $6.6 million.

There can be no assurances, however, that the Company will be successful in obtaining shareholder approval.

The Company continues to explore additional alternatives to fund operations and enhance shareholder value. Such alternatives include a merger, a spin-off or sale of part of the Company's business, a strategic relationship or joint venture with another technology or financial service firm or other financing to further fund the Company's business. Any capital raised may be costly to the Company and/or dilutive to stockholders. There can be no assurances, however, that the Company will be successful in concluding a transaction, or that if a transaction is concluded that such transaction will result in alleviating the Company's present financial situation. If the Company is not able to obtain shareholder approval for the Holdings debt conversion and, in turn, secure additional capital to repay the debts, when due, the lack of funds may significantly limit the Company's ability to realize value from its assets and its product offerings, and its ability to continue its business as currently conducted.

PART I. ITEM 2
Management's Discussion and Analysis of:

YEAR 2000 ISSUES

PC Quote products are delivered as either streaming data or application software. The streaming data originates from North American securities and commodities exchanges and other major market data providers. The data passes through telephone and satellite company distribution networks (hardware, firmware & software). Once received at the PC Quote data center, the data is consolidated and processed through the PC Quote "ticker plant". The PC Quote data processing incorporates incoming communication equipment (routers, switches and modems), NT based PC systems (single, dual and quad processing systems), and proprietary processing software coded in Microsoft C++ to the Microsoft NT operating system. The processed data is sent outbound through communication equipment and passed to terrestrial, Internet and satellite based distribution systems. The data is delivered to the end user from the third party carrier to either a modem or satellite receiver. The output of the end user modem or satellite receiver is fed, in turn, to a PC based communication card and finally to the application software at the Customer site.

The Company's Y2K program has been structured to address its internal computer systems and applications, equipment portfolio, and continuity of its network service operations. The Company is confirming the Year 2000 compliance status of its vendors, service providers and major customers. The Company believes it is taking the necessary steps regarding Year 2000 compliance with respect to matters within its control to provide that Year 2000 issues will not materially impact the Company. The unexpected inability of a major service provider (securities exchange, commodities exchange, telecommunications company, or Internet service provider) to continue to provide, or to deliver, existing services could cause a temporary disruption of service.

PC Quote warrants PC Quote authored software marketed under the product name QuoteSockets to be year 2000 compliant. Other PC Quote authored application software has been tested under year 2000 conditions to include millenium date roll over. This will be further verified by the use of a commercially acknowledged and available testing program to determine the Y2K compliance of a full "end to end" Hyperfeed product. The Company is compiling year 2000 compliance statements from third party software, hardware and firmware manufactures, securities and commodities exchanges, and other market data providers and is testing internal packaged software systems, all hardware equipment, and network systems. Customers provide their own hardware. The Company has commenced discussions with major customers to ascertain their Y2K state-of-readiness.

Management estimates the costs of the Industry recognized tools to perform the Y2K scenario testing to be approximately $10,000. Additional costs include the Company's allocation of personnel resources to the Year 2000 project for purposes of testing ancillary systems and, if necessary, reprogramming or replacing or upgrading equipment and software.

Management believes that the PC Quote products will be Year 2000 compliant prior to the commencement of the year 2000. However, at the present time, the Company can give no assurances that its suppliers or customers systems will be year 2000 compliant. In the event that the Company experiences an interruption of service, or a portion thereof, as a result of the Company's suppliers of market data (principally securities and commodities exchanges) failing to successfully address their own Year 2000 issues, the Company believes it has protection from any action brought against it for such disruption in that, within its standard license agreement with its customers, the Company is only obligated provide data that it receives from the exchanges and other market data providers.

PART I. ITEM 2
Management's Discussion and Analysis of:

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1998 the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use and provides guidance for determining whether computer software is for internal use. The Company will adopt the provisions of SOP 98-1 effective January 1, 1999. The Company is currently reviewing its software capitalization policies and evaluating the impact of this Statement on its results of operations and financial position.

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

On May 19, 1998 PICO Holdings, Inc. exercised a portion of one of their warrants and purchased 320,000 shares of the Company's Common Stock for $500,000. During the second quarter of 1998, the Wexford Affiliates exercised a portion of their warrants and purchased 143,300 shares of Common Stock of the Company for $286,600. During the third quarter of 1998, the Wexford Affiliates exercised a portion of their warrants and purchased 89,500 shares of Common Stock of the Company for $179,000.

During the first nine months of 1998, the Company issued 232,649 shares of its Common Stock to employees, who purchased the shares pursuant to the Company's Employee Stock Purchase Plan.

During the first nine months of 1998, 95,015 shares of the Company's Common Stock were purchased by employees who exercised stock options granted to them under the Company's Employee Incentive Stock Option Plan.

In June 1998 the Chairman and Chief Executive Officer and the Board Of Directors of the Company agreed that, in lieu of cash for payments previously deferred and current salary due to the Chairman and C.E.O., the Company would issue and the Chairman would receive shares of Common Stock of the Company at the market price. A total of 37,839 shares were issued pursuant to this agreement.

Part II. OTHER INFORMATION
ITEM 6. EXHIBITS and REPORTS on FORM 8-K

(a) FINANCIAL STATEMENTS

The financial statements of the Company are filed herewith in Item 1 of this report.

(b) REPORTS ON FORM 8-K

No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

(c) EXHIBITS

4(a) Securities Purchase Agreement between Registrant and PICO Holdings, Inc. and Physicians Insurance Company of Ohio, incorporated by reference to Exhibit
4.1 of the Company's Report on Form 8-K dated October 6, 1998.

4(b) Form of Certificate of Designations of Series A and Series B Preferred Stock of PC Quote, Inc., incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K dated October 6, 1998.

4(c) Form of Registration Rights Agreement between Registrant and PICO Holdings, Inc. and Physicians Insurance Company of Ohio, incorporated by reference to
Exhibit 4.3 of the Company's Report on Form 8-K dated October 6, 1998.

4(d) Form of Common Stock Purchase Warrant to be issued to PICO Holdings, Inc., incorporated by reference to Exhibit 4.4 of the Company's Report on Form 8-K dated October 6, 1998.

4(e) Form of First Amendment to Common Stock Purchase Warrant dated May 5, 1997, incorporated by reference to Exhibit 4.5 of the Company's Report on Form 8-K dated October 6, 1998.

4(f) Form of First Amendment to Common Stock Purchase Warrant dated August 8, 1997, incorporated by reference to Exhibit 4.6 of the Company's Report on Form 8-K dated October 6, 1998.

4(g) Form of First Amendment to Common Stock Purchase Warrant dated
September 22, 1997, incorporated by reference to Exhibit 4.7 of the Company's Report on Form 8-K dated October 6, 1998.

4(h) Form of Second Amendment to Convertible Subordinated Debenture dated as of September 23, 1998, located at the end of this Report.

27. Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PC QUOTE, INC.

Date:    November 12, 1998

By:      /s/ Jim R. Porter
        -------------------------------------
         Jim R. Porter

         Chairman and Chief Executive Officer

By:      /s/ John E. Juska
        ------------------------------------
         John E. Juska
         Chief Financial Officer