Form 10-K
period 1998-12-31
PC QUOTE INC
filed 1999-03-31
CIK 745774

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from          to

                         Commission file number 0-13093


                                 PC QUOTE, INC.
              Incorporated in the State of Delaware FEIN 36-313\1704

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 8, 1999, the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock as reported by the American Stock Exchange) on such date held by non-affiliates of the Registrant was approximately $50,325,000.

As of March 8, 1999, there were 14,496,094 shares of Common Stock and 47,866 shares of Preferred Stock of the Registrant outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: See Page 3

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 1999 are incorporated by reference into Part III hereof.

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

ITEM 13    Certain Relationships and              Company's Proxy Statement
           Related Transactions                   to be filed in connection with
                                                  its Annual Meeting of
                                                  Stockholders

PART IV

ITEM 14    Exhibits and Reports                   Exhibits as specified in Item
           on Form 8-K                            14 of this Report

                                   PC QUOTE, INC.

                                       PART I


ITEM 1.  BUSINESS

RECENT DEVELOPMENTS

In December 1998 the Company converted $6.7 million of current debt into preferred equity and raised an additional $1.0 million in capital through a private placement of Common Stock and warrants. Altogether, the Company raised $9.2 million in capital in 1998 through the debt conversion, private placement, exercise of warrants and other sales of Common Stock. These transactions significantly improved the financial condition of the Company. See the LIQUIDITY AND CAPITAL RESOURCES section of PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of this Report.

GENERAL DEVELOPMENT OF BUSINESS

PC Quote, Inc. was incorporated in the State of Illinois on June 23, 1980 as On-Line Response, Inc. and was incorporated in Delaware on August 12, 1987. We are a premier provider of securities market data. We collect securities market activity and financial news directly from stock, options and commodities exchanges and other sources. We use the information to create a real-time database of last sale, bid/ask and historical prices of more than 325,000 issues. The database includes all North American equities, the most comprehensive options data, major stock indices, Level 1 NASDAQ-quoted stocks, Level 2 NASDAQ market-maker quotes, mutual funds, money market funds, futures contracts and options on futures contracts. We process the database into a single digital data-feed, "HyperFeed(TM)", at our primary processing plant located at our executive offices in Chicago, Illinois. We disseminate HyperFeed to our customers by satellite, digital data landlines and over the Internet.

Software applications on our customers' computers access HyperFeed to allow the user to monitor securities activity on an on-going real-time basis. The applications also create a complete database of trading symbols, continuously updated by the data feed. This database gives our customer instant access to security prices. HyperFeed is used to create an equivalent database on our computers, accessible to our Internet customers.

We derive our revenue from license fees charged for access to HyperFeed and from license fees charged for a packaged HyperFeed plus analytical software service. Our customer base consists primarily of professional investors, securities brokers, dealers and traders, portfolio managers, brokerage firms, other financial institutions, Internet web-sites, application developers and redistributors of financial market data. Our Internet service is utilized by individual and professional investors alike. Our Internet division, PCQuote.com, sells advertising space on our web-site, www.pcquote.com, in addition to subscriptions for delayed and real time market data. Its principal customers are financial web-site advertisers, other Internet web-sites, individuals, and businesses. Our customers are located primarily in the United States and North America.

The following is a description of the principal services that we provide.

PART I-ITEM 1. BUSINESS


PRODUCTS AND SERVICES


                                   HYPERFEED(TM)

HyperFeed, the cornerstone of the services provided by PC Quote, is our digital real-time market data feed. We use multiple redundant, high-speed data circuits to gather information from securities exchanges and other sources. At our production center in Chicago, these feeds are directed into multiple real-time databases from which HyperFeed is generated. Data is broadcast to our customers over dedicated digital data circuits at 1024 kilobytes per second and by satellite at 112 kilobytes per second. HyperFeed contains all North American stock, options, and commodity exchange issues including:

      -  Dynamic Nasdaq Level II market maker quotes;

      - Dow Jones Composite News Service (up to 90-day retrieval of nine wires "Broadtape", Professional Investor Report, Capital Markets Report, International News Wire, World Equities Report, European Corporate Report, Electronic Wall Street Journal, International Petroleum Reports, Federal Filings); and

      -  Multiple levels of fundamental data.


HyperFeed underlies all of our other services, which capitalize on HyperFeed to access, view and utilize data in a variety of ways.

An industry standard PC at our customer's site receives HyperFeed data and creates real-time databases of securities activity, financial news and fundamental information. Software applications supplied by us, by third parties, or by our customer utilize our high-performance application program interfaces, or APIs, to access the data. The data can then be used for virtually any purpose, including third-party order execution systems, analytical modeling, internal risk management, order matching or redistribution via the Internet or wide area networks. Our customers pay monthly HyperFeed licensing fees and per-user or per-unit charges.

We also provide access to HyperFeed via the Internet. Our Internet services, like our satellite and landline services, support applications developed by us, by third parties or by our customers, using Internet-enabled versions of our APIs. We, and our customers, are able to benefit from the Internet's substantially lower costs for service and communications, its ease of access and its worldwide availability.

SOFTWARE APPLICATIONS AND SERVICES MARKETED BY REGISTRANT

To complement the HyperFeed database, we have high-end applications and programming tools that we license to HyperFeed subscribers.

PC Quote 6.0 for Windows is a comprehensive suite of real-time professional securities trading tools. Running under Microsoft(TM) Windows(TM) 3.1 or Windows(TM) 95, or Windows NT(TM), PC Quote 6.0 offers unlimited quote pages, charting, technical analysis, searchable news, time of sale and quote, Nasdaq Level II market maker screens, options analytical tools, dynamic data exchange into Microsoft(TM) Excel(TM), tickers, alerts, baskets and more. PC Quote 6.0 for Windows is available with our satellite, landline, and Internet services.

Our "Quote Tools" are custom applications using robust and easy-to-use APIs. The Quote Tools enable a customer to build anything from real-time trading desktop interfaces to web-sites with portfolio management and the latest in Internet push technology.

PART I-ITEM 1. BUSINESS
PRODUCTS AND SERVICES, CONTINUED


In 1995 we established an Internet web-site, www.pcquote.com, offering free delayed quotes and other information to all visitors. We generate revenue by selling advertising on our web-site's free quote pages, selling subscriptions to real-time quote information, providing market information for other web-sites, and offering development tools for Internet-based applications. Our web-site also offers corporate profiles, financial news and press releases, and information about our services.

PC Quote's Internet Business Services provide custom and template web-site services and software development services to software vendors, financial institutions, corporations, and Internet content providers. All of our Internet services, including the web site, advertising, PC Quote 6.0 on the Internet, and Quote Tools, can be wholesaled, private labeled, cloned or customized to meet a customer's specific needs.

We are a quote service for the major office applications companies. In Microsoft Excel's new 1997 version, Web Query technology features the ability to access our data. In February 1997 Lotus Development Corporation also featured PC Quote's data as the "in-the-box" feature for its SmartSuite application.


PATENTS, TRADEMARKS AND LICENSES

We do not have patent protection for our proprietary software. Although applicable software is readily duplicated illegally by anyone having access to appropriate hardware, we attempt to protect our proprietary software through license agreements with our customers and common law trade secret protection and non-disclosure contract provisions in our agreements with our employees. We use security measures, including a hardware key, which restricts access to our services unless proper password identification from a PC Quote user is provided. As an additional safeguard, we provide only the object code on our diskette and retain the source code.

HyperFeed(TM) is a service mark of PC Quote.


COMPETITION

The market for the on-line provision of financial information such as equities, commodities, futures and options quotations and news through services and software applications similar to those we provide includes a large number of competitors and is subject to rapid change. We believe our primary competitors include Bloomberg, Bridge Information Systems, the Comstock unit of Standard & Poors, the ILX unit of Thomson Corporation, Reuters, Quote.com and Data Broadcasting Corporation. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than we do.


SEASONALITY

We have not experienced any material seasonal fluctuations in our business. Barring any prolonged period of investor inactivity in trading securities, we do not believe that seasonality is material to our business activities.

PART I ITEM 1. BUSINESS


RESEARCH AND DEVELOPMENT

Our systems development personnel expend their time and effort developing new software programs and high-speed data delivery systems and expanding or enhancing existing ones. Development efforts focus on providing a solution to the informational and analytical needs of both the professional and private investors. Development activity has increased with the implementation of high-level design and prototyping tools. Our investment in software development consists primarily of:

        - enhancements to our existing Windows-based private network and Internet services;

        - development of new data analysis software and programmer tools; and

        - application of new technology to increase the data volume and delivery speed of our distribution system.

During the fiscal years ended December 31, 1998, 1997 and 1996, we expensed $634,884, $873,579, and $706,618, respectively, for research and development.


ENVIRONMENT

Compliance with federal, state, and local provisions with respect to the environment has not had a material adverse effect on our capital expenditures, earnings, or competitive position.


EMPLOYEES

As of December 31, 1998, we employed 119 people, none of whom are represented by a collective bargaining unit. We believe we have a satisfactory relationship with our employees. From time to time we use the services of outside consultants on an hourly basis.


GOVERNMENT CONTRACTS

We have no material contracts with the Government.


BACKLOGS

Due to the nature of our business, backlogs are not a typical occurrence in our industry.


MAJOR CUSTOMERS

We did not have any customers that accounted for 10% or more of total revenue in either 1998 or 1997. For information concerning 1996 major customers, see Note 8 of the Notes to Financial Statements.

PART I-ITEM 1. BUSINESS


ITEM 2.  PROPERTIES

Our executive offices and primary data center are located in approximately 15,000 square feet of leased space on the 3rd floor of 300 South Wacker Drive, Chicago, Illinois. The lease for the premises expires on December 31, 2004. Lease payments are subject to escalating base rent as well as adjustment for changes in real estate taxes and other operating expenses. (See Note 6 of the Notes to Financial Statements.)

We also lease approximately 5,000 square feet of office space in Aurora, Illinois, through March 2000. The lease for 3,000 square feet of office space in New York City was extended in September 1997 through July 2002. (See Note 6 of the Notes to Financial Statements.)


ITEM 3.  LEGAL PROCEEDINGS

Richard F. Chappetto, a former officer of PC Quote, filed a complaint against us on December 31, 1996. The action entitled RICHARD F. CHAPPETTO VS. P.C. QUOTE, INC., was filed in the Circuit Court of Cook County, Illinois bearing Case No. 96L015250. Mr. Chappetto's employment with PC Quote ceased on November 1, 1996. Mr. Chappetto's complaint alleges that we breached various verbal and written agreements by failing to pay certain commission, bonuses and severance pay and failing to provide him with certain stock options. Mr. Chappetto sought monetary damages of approximately $680,000. We filed a Motion to Dismiss a major portion of the complaint which was granted in 1998. The remaining portion of the complaint seeks monetary damages of approximately $70,000. We are vigorously contesting the remaining matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matter was submitted to a vote of shareholders and approved at a Special Meeting on December 17, 1998.

     1. To consider and vote upon a proposal to approve the conversion of $6.7 million of debt owed to PICO Holdings, Inc. and Physicians Insurance Company of Ohio into equity in the form of convertible preferred stock of PC Quote, Inc. which would be convertible into a minimum of 4.8 million shares of common stock of PC Quote, Inc. and a warrant to purchase a minimum of 3.1 million common shares, which together represent 59% of the current shares outstanding and 37% of the shares outstanding after conversion and exercise, and approve the Securities Purchase Agreement made as of the 23rd day of September, 1998, by and among PC Quote, Inc., PICO Holdings, Inc. and Physicians Insurance Company of Ohio and the transactions contemplated thereunder.

The results of the shareholder vote was as follows:


------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
                                                For         Against          Abstain        Not Voted     Total Voted
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
Proposal #1        Shares                 6,717,769         112,907           69,223                        6,899,899
                   Pct of O/S                50.39%           0.85%            0.52%                           51.76%
                   Pct of Voted              97.36%           1.64%            1.00%                          100.00%
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------


PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares of common stock are traded on the American Stock Exchange under the symbol "PQT." The following tables show for 1998 and 1997 the high and low sales prices of our Common Stock for the periods indicated, as reported by the American Stock Exchange.


1998 QUARTERLY INFORMATION                       HIGH          LOW
--------------------------                       ----          ---
First                                           1-1/8         11/16
Second                                          4-15/16       11/16
Third                                           3-1/4           7/8
Fourth                                          3-3/4            1


1997 QUARTERLY INFORMATION                       HIGH          LOW
--------------------------                       ----          ---
First                                           3-11/16      2-1/4
Second                                          2-1/2        1-1/8
Third                                           2-9/16       1-1/2
Fourth                                          2-1/4           7/8


As of February 28, 1999, we had 459 stockholders of record of our Common Stock.

DIVIDEND POLICY

We have not paid dividends on our Common Stock and do not currently plan to do so in the near future. In December 1998, we issued preferred stock that has a dividend rate of 5%. Preferred dividends are payable if, and when, we declare a dividend payment. We have not, and currently do not plan in the near future, to declare any preferred dividend payments. Preferred dividends are cumulative and the entire accumulated dividend must be paid prior to the payment of any dividends to common stockholders.


ITEM 6. SELECTED FINANCIAL DATA


                                     1998             1997              1996             1995             1994
INCOME DATA:
Net revenue                      $ 23,045,533     $ 17,119,372     $ 17,032,164     $  13,391,982    $   12,903,645
Operating income (loss)         ($  4,699,426)   ($  8,920,726)   ($  2,957,830)    $   1,559,995    $      528,769
Income (loss) before income
taxes                           ($  6,445,595)   ($ 11,135,654)   ($  3,091,705)    $   1,376,597    $      312,410
Net income (loss)               ($  6,449,208)   ($ 11,141,416)   ($  3,255,969)    $   1,512,239    $      305,410
Net income (loss) available
for common stockholders         ($  7,468,146)   ($ 11,141,416)   ($  3,255,969)    $   1,512,239    $      305,410

BALANCE SHEET DATA:

Total assets                     $ 10,053,367     $ 10,536,448     $ 11,554,070     $  10,522,840    $    9,071,731
Long term obligations            $    921,781     $  2,833,734     $  2,291,178     $     712,904    $    1,292,989
Stockholders' equity             $  2,915,271     $     66,329     $  5,331,577     $   6,611,278    $    4,830,369

PER SHARE DATA:
Basic net income (loss)             ($0.57)             ($1.33)         ($0.45)            $ 0.21           $ 0.04
Diluted net income (loss)           ($0.57)             ($1.33)         ($0.45)            $ 0.21           $ 0.04


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION - SAFE HARBOR DISCLOSURE

The following discussion and analysis contains historical information. It also contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, particularly in reference to statements regarding our expectations, plans and objectives. You can generally identify-forward-looking statements by the use of the words "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue," or similar language. Forward-looking statements involve substantial risks and uncertainties. You should give careful consideration to cautionary statements made in this discussion and analysis. We base our statements on our current expectations. Forward-looking statements may be impacted by a number of factors, risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Our filings with the Securities and Exchange Commission identify factors that could cause material differences. Among these factors are our ability to:

     (i) fund our current and future business strategies as a going-concern either through continuing operations or external financing (see Note 14 of the Notes to Financial Statements);

     (ii)  attract and retain key employees;

     (iii) compete successfully against competitive products and services;
     (iv) maintain relationships with key suppliers and providers of market data; and
     (v)   respond to the effect of economic and business conditions generally.


RECENT BUSINESS DEVELOPMENTS

NEW INTERNET DIVISION.

In December, 1998 we formed an internal Internet division, PCQuote.com. An outgrowth of our financial content web site, www.pcquote.com, the new division's objective is to provide a comprehensive array of investment tools to empower the growing sophistication of the individual investor.

Continued growth in page views, increasing attractive demographics and subsequent increase in advertising revenue led to our decision to segregate the web site into its own business unit. As a distinct business unit, the new division will afford us more flexibility in considering opportunities that are available solely to the Internet web site business.

JB OXFORD.

In October, 1998, we entered into an agreement with JB Oxford & Co. (NASDAQ:
JBOH) to private-label our PC Quote 6.0 for Windows. With the addition of the private-labeled version of PC Quote 6.0 for Windows, JB Oxford customers will have instant access to a wider variety of investment tools, including real-time streaming quotes, intra-day charting, time and sales and technical analysis. PC Quote will be paid a monthly fee determined by the number of JB Oxford's clients that subscribe to the service.

DOUBLECLICK DART.

In December, 1998, we selected DoubleClick's DART technology as our new ad serving solution for our web site, www.pcquote.com. DART, or Dynamic Advertising Recording and Targeting, will provide us with drastically increased efficiency in ad inventory management and the ability to dynamically target advertisements to visitors to our website.

We believe DoubleClick's DART provides us with the functionality to realize the full value of every page impression not only on our own web site, but also on each page we co-brand for partners. New productivity gained through the implementation of the DART system will allow www.pcquote.com to drastically increase total web site space available for advertising.

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS FOR 1998 COMPARED TO 1997

Total revenue increased 34.6% in 1998 to $23.0 million from $17.1 million in 1997. Our HyperFeed and LAN services and Internet services both posted increases in 1998 over 1997. HyperFeed and LAN service revenue increased $700,000, or 5.9%, from $12.1 million in 1997 to $12.8 million in 1998. Revenue growth was experienced through increased service offerings. Revenue from our Internet services increased $5.2 million, or 104%, to $10.2 million in 1998 from $5.0 million in 1997. The growth is principally due to our PC Quote 6.0 Internet service where the number of subscribers grew from 2,500 at the end of 1997 to 4,300 at the end of 1998.

Direct costs of services increased approximately 17.6% to $17.0 million in 1998 from $14.5 million in 1997. Principal components of the increase were royalties, leased equipment, communication costs, and compensation directly attributable to Internet services and PC Quote 6.0 subscriber growth, and payments to providers of market data. Amortization of software development costs decreased from $1.9 million in 1997 to $1.8 million in 1998 due to certain 1998 projects not planned for release until 1999.

Direct costs associated with HyperFeed and LAN services increased from $9.9 million in 1997 to $10.4 million in 1998. Increases in license and exchange fees and the cost of customer support were offset to a degree by efficiencies in data-feed operations and a decrease in amortization of software development costs. The resulting gross margin increased slightly to $2.4 million in 1998 from $2.2 million in 1997.

Direct costs associated with Internet services increased to $6.6 million from $4.6 million in 1997. The significant growth we experienced caused us to incur increases in license and exchange fees, customer support and operations devoted to these services. Software amortization also increased as more resources were diverted to this portion of our business. The gross margin on Internet services increased from $419,000 in 1997 to $3.6 million in 1998, as we were able to leverage our infrastructure and support operations.

Total operating expenses declined $840,000, or 7.2%, as a result of the restructuring in 1997 and subsequent cost containment efforts. Decreases from restructuring charges and in general and administrative expenses were offset to a degree by increases in sales expense and product and market development.

Sales costs increased 23.1% to $4.5 million in 1998 as compared to $3.7 million in 1997. The increase was due to additional sales personnel added at the end of 1997 and early 1998, increased advertising expenditures and higher total commission expense as a result of increased sales of our PC Quote 6.0 Internet service offering.

General and administrative expenses decreased 16.2% to $3.3 million in 1998 from $4.0 million in 1997. The decrease was principally due to reductions in compensation and related employee costs, lower utilization of consultants and external professionals and a decrease in bad debt expense as compared to the prior year.

Product and market development costs increased 7.2% to $1.7 million in 1998 from $1.6 million in 1997. The increase was due to an increase in the number of personnel devoted to these efforts, in addition to costs of maintaining and enhancing previously developed products and services.

Depreciation and amortization remained unchanged at $1.2 million year to year.

There were no restructuring charges recognized in 1998 like the $1.1 million reported for 1997.

Interest expense was $1.8 million for 1998, a decrease of 21.6% from the $2.3 million recognized in 1997. The decrease reflects the absence of non-cash amortization of $979,097 recognized in 1997 for the value of common stock purchase warrants that were issued to PICO Holdings, Inc. This was offset by an increase in interest expense amortization to $1,096,402 in 1998 from $674,992 in 1997 for the value of the $2.5 million convertible subordinated debenture's beneficial conversion feature. Also included is interest on our bank term loan, the convertible subordinated debenture and borrowings from PICO Holdings, Inc. (See Note 2 and Note 3 of the Notes to Financial Statements.)

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, RESULTS OF OPERATIONS FOR 1998 COMPARED TO 1997, CONTINUED


In December 1998 we converted current debt into convertible preferred stock. The maximum conversion rates for the two series of preferred issued were set at and above the closing market price of our common at the time the conversion was approved by our Board in September 1998. Stockholder approval, obtained in December, was a condition to closing the debt conversion transactions. The market price of our common stock on the closing date was slightly higher than the maximum conversion price agreed to in September. Accounting and SEC pronouncements require this differential to be treated as non-cash preferred dividends. Preferred dividends of $1,018,938 were recognized in 1998 with a corresponding increase in additional paid-in-capital from the preferred issuance. (See Note 3 of the Notes to Financial Statements.)


RESULTS OF OPERATIONS FOR 1997 COMPARED TO 1996

Total revenue increased 0.5% in 1997 to $17.1 million from $17.0 million in 1996. The increase is despite the loss of two major customers that used our traditional direct data-feed service. (See Note 8 of the Notes to Financial Statements.) The lost revenue from the two customers, $4.9 million, was offset by an increase of approximately $900,000 in net new data-feed service revenue and a $4.1 million increase in our Internet services revenue. Our Internet services, launched in 1996, grew from $937,000 in 1996 to $5.0 million in 1997, a 435% increase. The increase reflects professional and individual investors' acceptance of the Internet as a medium for receiving delayed and real-time market data.

Direct costs of services increased 31.4% to $14.5 million in 1997 from $11.0 million in 1996. Principal components of the increase were royalties, leased equipment, communication costs, and compensation directly attributable to Internet operations and sales of PC Quote 6.0, and payments to providers of market data. Amortization of software development costs increased 53% to $1.9 million in 1997 from $1.2 million in 1996. The increase is the result of our continued investment in our Internet and direct data feed services and delivery mechanisms. Also contributing to the increase was our determination that our 1997 software projects should be amortized over a three-year period. We also assessed the estimated future undiscounted cash flows for software projects capitalized in earlier years with a five-year amortization period. Based on our assessment, no adjustment to their net realizable value was necessary.


Direct costs associated with HyperFeed and LAN services increased from $9.7 million in 1996 to $9.9 million in 1997. Increases in license and exchange fees and amortization of software development costs were offset to a degree by decreases in the cost of customer support and data-feed operations related to the two lost customers. Principally due to the lost customers, the resulting gross margin decreased significantly from $6.4 million in 1996 to $2.2 million in 1997.

Direct costs associated with Internet services increased to $4.6 million from $1.3 million in 1996. The significant growth we experienced caused us to incur increases in license and exchange fees, customer support and operations devoted to these services. Software amortization also increased as more resources were employed to develop this portion of our business. The resulting gross margin increased from a negative $384,000 to a positive $419,000.

Total operating expenses increased $2.6 million, or 28.9%, as a result of the restructuring in 1997 and increases in sales, general and administrative, and product and market development incurred to improve operations and generate replacement revenue growth.

Sales costs increased 16.8% to $3.6 million in 1997 as compared to $3.1 million in 1996. The increase was mainly due to higher commission incentives and increased sales of our PC Quote 6.0 Internet service offering.

General and administrative expenses increased 13.3% to $4.0 million from $3.5 million in 1996. The increase was principally due to higher utilization of consultants and external professionals as compared to the prior year. The higher utilization resulted from financing alternatives pursued by us during 1997, in addition to professionals employed by us to assist in improving our operations.

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, RESULTS OF OPERATIONS FOR 1997 COMPARED TO 1996, CONTINUED

Product and market development costs increased 39.3% to $1.6 million in 1997 from $1.1 million in 1996. We incurred additional personnel and related costs in 1997 in order to develop, market and brand our Internet service offerings.

Depreciation and amortization was unchanged at $1.2 million for 1997 and 1996.

We had a significant management reorganization and restructuring of operations in June 1997. We wrote off approximately $572,000 of unamortized software development costs related to previously capitalized software projects that were discontinued. The management reorganization resulted in employment related termination costs of $425,000. We also paid $150,000 to terminate a contractual arrangement related to unprofitable operations. As a result, we recognized restructuring expense of $1.1 million. (See Note 12 of the Notes to Financial Statements.)

Interest expense was $2.3 million for 1997, an increase of 1,469% over the $144,000 incurred in 1996. The increase reflects the recognition of:

     - non-cash amortization of $674,992 for the value of the $2.5 million convertible subordinated debenture's beneficial conversion feature, and

     - amortization of $979,097 for the value of the common stock purchase warrants issued to PICO Holdings, Inc. in connection with a financing arrangement.

Also included is interest on the bank term loan, the convertible subordinated debenture and financing arrangement borrowings. (See Note 2 and Note 3 of the Notes to Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents were essentially unchanged at $1.1 million at the end of 1998 and 1997. Expenditures for new equipment were 22% less in 1998 versus 1997 as a result of lower prices for computer equipment and increased efficiencies implemented in our operations. Capitalized software costs were 9.9% higher in 1998 than 1997 due to an increase in development resources devoted to coding, testing and quality assurance of new service offerings.

In December 1998 we converted $6.7 million of current debt into preferred equity. The converted debt was comprised of:

   -   $2,500,000 convertible subordinated debenture principal balance;
   - accrued interest on the convertible subordinated debenture in the amount of $480,000;
   - $3,250,000, including $1,000,000 borrowed in 1998, principal balance on the loan facility with PICO Holdings, Inc.;
   -   $40,000 facility fee on the loan facility; and
   -   accrued interest on loan facility borrowings in the amount of $489,000.

We incurred approximately $27,000 in legal and associated costs to affect the debt conversion. Interest expense related to the converted debt accounted for approximately $1.7 million of the loss reported for 1998.

In January 1998 we completed a rights offering receiving approximately $3.0 million in gross proceeds from the sale of shares underlying exercised rights. The entire proceeds were used to fulfill our obligation to repurchase shares.

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

We also received approximately $2.4 million in net proceeds from other sales of common stock through:

   -   the exercise of previously issued warrants;
   -   the exercise of employee options;
   -   purchases under the employee stock purchase plan;
   - issuance of shares to the Chairman and CEO in lieu of cash salary payments;
   -   and o a $1.0 million private placement of common stock.

See Note 3 of the Notes to Financial Statements for additional details regarding the debt conversion and financing transactions.

We reported a net loss of approximately $6.4 million and a net loss available to common stockholders of approximately $7.5 million for the year ended December 31, 1998. As of December 31, 1998, we had an accumulated deficit of approximately $27.6 million and deficit working capital of $3.5 million. These conditions raise doubt about our ability to continue as a going concern. We have addressed, and continue to address, this doubt.

Total revenue in 1998 increased 34.6% to $23.0 million over 1997, while direct costs of services increased only 17.6% to $17.0 million versus $14.5 million in 1997. The resulting gross margin increased 127% from $2.7 million in 1997 to $6.0 million in 1998. The increase in revenue was principally due to the growth in subscriptions to our Internet version of PC Quote 6.0 and other Internet services. This together with operating cost containment contributed to our gross margin improvement. We expect continued revenue growth and gross margin improvement due to continued increases in subscriptions to our current Internet services, new service offerings planned for release in 1999 and planned reductions in expenses related to leased equipment. We believe the anticipated revenue growth and improved margins will result in our operations turning cash flow positive by the end of 1999. Although we believe our gross margins will continue to improve, there can be no assurances that generated cash flow will be sufficient to fund operations. If generated cash flow is not sufficient to fund operations, we may have to raise additional capital externally. We raised a substantial amount of capital in 1998 through the debt conversion and exercise of warrants and other sales of common stock. These transactions significantly improved our financial condition. In order to minimize dilution to existing stockholders, our objective is to raise the minimal amount of capital for operations, if and when necessary. We believe we have the ability to raise external capital. However, any capital raised could be costly to us and/or dilutive to stockholders.

Additionally, we have explored, and continue to explore multiple alternatives that may be available for the purpose of enhancing stockholder value. These alternatives include a merger, a spin-off or sale of part of our business, a strategic relationship or joint venture with another technology or financial services firm and future equity financing to further fund our business. There can be no assurances, however, that we will conclude a transaction. (See Note 14 of the Notes to Financial Statements.)

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


YEAR 2000 ISSUES

1.  Overview

PC Quote does not have or use mainframe computers in its internal operations. Consequently, we do not have the extent of Y2K issues other companies have that depend on what is commonly known as "legacy" systems. We use PC's and "server class" computers in our operations. Our end-user applications also run on the same type of hardware. These systems still may have Y2K issues. We have implemented a plan to attempt to assess, remediate, and correct any year 2000 critical issues. A "Year 2000" problem will occur where date-sensitive software uses two digit year date fields, sorting the year 2000 ("00") before the year 1999 ("99"). The Year 2000 problem may result in data corruption and processing errors occurring where software, technology equipment, or any other equipment or process uses date-dependent software.

Our plan has been structured to address the following areas:

     A.       Processing Plant and Communications Network
     B.       PC Quote Retail Applications
     C.       Operational Infrastructure

2.  State of Readiness

We have approached each of the above areas in four phases: assessment, remediation, testing, and contingency planning. "Assessment" summarizes the process of issue identification. "Remediation" refers to the process of taking corrective action to best mitigate identified Year 2000 risks. "Testing" is the process of validating a specific PC Quote remediation effort or confirming a third party capability or certification of Year 2000 compliance. "Contingency planning" means the process by which we identify an alternate course of action and/or procedure in the event we cannot or fail to remediate or mitigate a known Year 2000 risk. We may or may not engage in contingency planning for individual subproject components where successful Year 2000 remediation has been validated through the testing process or other methods.

PC Quote is preparing to participate in the full "end-to-end" Year 2000 scenario test sponsored by the Financial Information Forum in conjunction with the Securities Industry Association. This is an industry-wide test to provide securities, options and futures exchanges and market data providers with the ability to test their systems under simulated Year 2000 conditions. Time will essentially be moved forward into the Year 2000. We are in preliminary testing that uses test data from participating exchanges to identify non-compliant components that will need to be replaced prior to the full test. This full "end-to-end" test, from the exchanges through market data vendors to the end-user software application, is scheduled for May 1, 1999.


The following is a status report on our state of readiness.

         A.  Processing Plant and Communications Network

         Assessment phase has been completed. A full inventory has been taken of the processing plant, our data-feed input, consolidation and output process, and communications areas. We are currently in the remediation and testing phases. This includes verifying Y2K compliance of outside vendors and suppliers and testing all mission critical items. Testing also includes all PC's, routers, modems, phone lines, Internet service providers (ISP's), and production computers, known as servers, used internally in the communications room. We are also checking our outbound satellite, phone companies and ISP's distribution network, in addition to some ISP's that our customers may use.

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, YEAR
2000 ISSUES, CONTINUED


         The Testing completion status as of 3/1/99 is as follows.

         --------------------------------- ----------------------- --------------------
         AREAS                               EQUIPMENT/SYSTEMS          COMPLIANT
         --------------------------------- ----------------------- --------------------
         Processing Plant                           301                    164
         --------------------------------- ----------------------- --------------------
         Communications Network                      35                     14
         --------------------------------- ----------------------- --------------------

         Testing is scheduled to be completed by 6/30/99.

         B.  PC Quote Retail Applications

         Our retail applications include proprietary and 3rd party software applications, licensed to our customers for use only with our data-feed. These applications include Internet web-site and browser-based applications, local area network (LAN) based applications, and Windows NT client/server applications. One OS/2 based application will become obsolete in 2000. Customers using this application will be converted to a compliant application.

         --------------------------------- ---------------------- ---------------------
                                               APPLICATIONS            COMPLIANT
         --------------------------------- ---------------------- ---------------------
         PC Quote Customer Apps                     14                     12
         --------------------------------- ---------------------- ---------------------
         3rd Party Customer Apps                     5                      3
         --------------------------------- ---------------------- ---------------------

         C.  Operational Infrastructure

         We are assessing our main facility and field offices for compliance in the security systems, HVAC systems, pagers, phone system, utility providers and other mission critical systems. We have started to upgrade, at minimal cost, non-compliant equipment.

         Based on our current assessment, we believe we will be able to meet our Y2K compliance goals.


3.  Costs

As part of the ordinary course of our business, we continually develop major enhancements to our operating systems and applications. For instance, we spent three years developing the first 100% Windows NT-based processing plant that was put into production in 1998. In addition to many other benefits, it is fully Y2K compliant. We have not in the past separately tracked the cost of Y2K remediation, as these efforts were incorporated into our on-going maintenance and equipment replacement program. We have started to track costs in 1999 and have spent approximately $27,000 so far this year on the cost of Year 2000. This includes internal personnel resources, hardware, software and equipment replacement and upgrades necessary to be Y2K compliant. We will be upgrading various administrative systems that use commercial third party software for accounting, billing and customer management. The total remaining cost of software, replacement equipment, and internal resources for remediation and testing to become Y2K compliant is not expected to exceed $500,000.

Based upon currently available information, we do not believe that the cost of Y2K compliance will have a material impact on our financial condition, results of operations or liquidity.

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, YEAR 2000 ISSUES, CONTINUED


4.  Risks

Achieving Y2K compliance depends on many factors. Some factors may be beyond our control because we use services of others. Should our internal systems or the internal system of one of our critical vendors fail to achieve Y2K compliance and fail in the year 2000, our business and results of operations could be adversely affected. For example:

         A piece of communications equipment has an internal clock that is not Y2K compliant. Although end-to-end testing is done, if for some reason, we or a vendor of ours fail to detect the non-compliance. Y2K comes and the clock shuts down, causing an inability to transmit over that channel. Our customers on that channel do not receive our service. We or our vendor have the cost of finding and fixing the problem. Our customer could make a claim against us for the lost service. Many of our customers have back-up systems in place with us which could mitigate any damage caused by the disruption. In the event that there are claims for damages, our contracts with our customers limit our liability in such instances. However, if there were a large number of customers affected for a prolonged period of time, we could be put in a position of either granting credits or risk losing the customers and our reputation could be adversely effected.

         We have customers that use our Quote Tools to access our data-feed for software applications. Quote Tools is a set of programmer tools known as application programming interfaces or APIs for short. Our Quote Tools are written and tested to be Y2K compliant. If for some reason Y2K came and our Quote Tools did not function properly because of the date change, we would have to spend money and resources to fix the bug. If the bug could not be fixed, and we had no alternative solution, for our customers using the service, we could lose the customers and related revenue. Our contracts with our customers generally limit our liability to total fees paid over the preceding year, which in 1998 was under $200,000 for Quote Tools' customers.

5.  Contingency Plans

All testing, including internal infrastructure, is scheduled to be completed by 6/30/99. We have not started extensive contingency planning because we are concentrating our efforts on remediation and testing. We believe effective contingency planning should not begin until after these phases are complete. We expect to begin comprehensive contingency planning at the start of the third quarter of 1999.



EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We will implement the provisions of Statement of Financial Accounting Standards No. 133, ("Statement 133") "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted for financial statements issued for the fiscal year ending December 31, 2000. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring us to recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. We believe that adoption of Statement 133 will not have a material impact on our financial statements.

In March 1998 the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use and provides guidance for determining whether computer software is for internal use. We will adopt the provisions of SOP 98-1 effective January 1, 1999. We are currently reviewing our software capitalization policies and evaluating the impact of this Statement on our results of operations and financial position.

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


OTHER

We do not believe general inflation materially impacts our sales and operating results. We do not expect that current tax legislation will significantly affect our future financial position, liquidity or operating results.

At December 31, 1998, we had federal income tax net operating loss carryforwards of approximately $26,005,000 for federal income tax purposes and approximately $24,843,000 for the alternative minimum tax. The net operating loss carryforwards will expire, if not previously utilized, as follows: 1999:
$546,000; 2000: $1,370,000; 2001: $1,539,000; 2002: $560,000; 2003: $79,000;
2004: $576,000; 2005: $1,557,000 and thereafter $19,778,414. (See Note 5 of the
Notes to Financial Statements.)


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a bank term loan that has an interest rate equal to the bank's prime rate. We are exposed to market risk as the prime rate is subject to fluctuations in the market. We do not believe the market risk is material to our financial statements. At December 31, 1998 we had excess cash invested in a money market account. We do not expect any material loss, if at all, on this investment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, the information called for by this Item is incorporated herein by reference to the "Index of Financial Statements" that appears elsewhere in this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants that would require disclosure in this Report.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information about PC Quote directors and executive officers will be included in our proxy statement for our 1999 annual meeting of stockholders. This information is incorporated by reference to that proxy statement.


ITEM 11.  EXECUTIVE COMPENSATION

Information about PC Quote executive compensation will be included in our proxy statement for our 1999 annual meeting of stockholders. This information is incorporated by reference to that proxy statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information about security ownership of certain beneficial owners and management will be included in our proxy statement for our 1999 annual meeting of stockholders. This information is incorporated by reference to that proxy statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and related transactions will be included in our proxy statement for our 1999 annual meeting of stockholders. This information is incorporated by reference to that proxy statement.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements
Our financial statements are included in Item 8 of this report.

         2.  Financial Statement Schedules
The financial statement schedule for the valuation and qualifying accounts is included in Item 8 of this report.

     (b)  REPORTS ON FORM 8-K:

In the fourth quarter of the period covered by this report, we filed a Report on Form 8-K dated October 6, 1998 reporting, in Item 5. Other Events, the Securities Purchase Agreement between PC Quote and PICO Holdings, Inc.
and Physicians Insurance Company of Ohio.

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

     3(d) Certificate of Amendment, dated as of December 18, 1998, to Company's Certificate of Incorporation, located after the Financial Statements of this report.

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

     4(v) Form of Third Amendment to Loan and Security Agreement dated as of December 30, 1997 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 4(v) to Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     4(w) Form of Fourth Amendment to Loan and Security Agreement dated as of February 5, 1998 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 4(w) to Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     4(x) Form of Fifth Amendment to Loan and Security Agreement dated as of March 10, 1998 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 4(x) to Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     4(y) Form of First Amendment to the Amendment of the Convertible Subordinated Debenture Agreement, dated as of March 30, 1998, incorporated by reference to Exhibit 4(a) of the Company's Report on Form 10-Q for the quarter ended March 31, 1998.

     4(z) Form of Sixth Amendment to Loan and Security Agreement dated as of May 5, 1998 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 4(b) of the Company's Report on Form 10-Q for the quarter ended March 31, 1998.

     4(aa) Form of Amendment No. 2 to the Amendment of the Convertible Subordinated Debenture Agreement, dated as of May 11, 1998, incorporated by reference to Exhibit 4(c) of the Company's Report on Form 10-Q for the quarter ended March 31, 1998.

     4(ab) Form of Seventh Amendment to Loan and Security Agreement dated as of June 1, 1998 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 4(a) of the Company's Report on Form 10-Q for the quarter ended June 30, 1998.

     4(ac) Form of Amendment No. 3 to the Amendment of the Convertible Subordinated Debenture Agreement, dated as of July 16, 1998, incorporated by reference to Exhibit 4(b) of the Company's Report on Form 10-Q for the quarter ended June 30, 1998.

     4(ad) Form of Eighth Amendment to Loan and Security Agreement dated as of July 24, 1998 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 4(c) of the Company's Report on Form 10-Q for the quarter ended June 30, 1998.

     4(ae) Form of Amendment No. 4 to the Amendment of the Convertible Subordinated Debenture Agreement, dated as of July 24, 1998, incorporated by reference to Exhibit 4(d) of the Company's Report on Form 10-Q for the quarter ended June 30, 1998.

     4(af) Form of Ninth Amendment to Loan and Security Agreement dated as of July 31, 1998 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 4(e) of the Company's Report on Form 10-Q for the quarter ended June 30, 1998.

     4(ag) Securities Purchase Agreement between PC Quote, Inc. and PICO Holdings, Inc. and Physicians Insurance Company of Ohio dated as of September 23, 1998, incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K dated October 6, 1998.

     4(ah) Form of Registration Rights Agreement between PC Quote, Inc. and PICO Holdings, Inc. and Physicians Insurance Company of Ohio, incorporated by reference to Exhibit 4.3 of the Company's Report on Form 8-K dated October 6, 1998.

     4(ai) Form of Common Stock Purchase Warrant issued to PICO Holdings, Inc., incorporated by reference to Exhibit 4.4 of the Company's Report on Form 8-K dated October 6, 1998.

     4(aj) Form of First Amendment to Common Stock Purchase Warrant dated May 5, 1997, incorporated by reference to Exhibit 4.5 of the Company's Report on Form 8-K dated October 6, 1998.

     4(ak) Form of First Amendment to Common Stock Purchase Warrant dated August 8, 1997, incorporated by reference to Exhibit 4.6 of the Company's Report on Form 8-K dated October 6, 1998.

     4(al) Form of First Amendment to Common Stock Purchase Warrant dated September 22, 1997, incorporated by reference to Exhibit 4.7 of the Company's Report on Form 8-K dated October 6, 1998.

     4(am) Form of Second Amendment to Convertible Subordinated Debenture dated as of September 23, 1998, incorporated by reference to
              Exhibit 4(h) of the Company's Report on Form 10-Q for the quarter ended September 30, 1998.

     4(an) Form of Stock and Warrant Purchase Agreement between PC Quote, Inc. and Howard Todd Horberg dated December 29, 1998, located after the Financial Statements of this report.

     4(ao) Form of Common Stock Purchase Warrant for 120,000 shares issued to Howard Todd Horberg, located after the Financial Statements of this report.

     4(ap) Form of Stock and Warrant Purchase Agreement between PC Quote, Inc. and Steve Levy dated December 29, 1998, located after the Financial Statements of this report.

     4(aq) Form of Common Stock Purchase Warrant for 120,000 shares issued to Steve Levy, located after the Financial Statements of this report.

     4(ar) Form of Stock and Warrant Purchase Agreement between PC Quote, Inc. and Cranshire Capital, LP dated December 29, 1998, located after the Financial Statements of this report.

     4(as) Form of Common Stock Purchase Warrant for 80,000 shares issued to Cranshire Capital, LP, located after the Financial Statements of this report.

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

PC QUOTE, INC.


By:
       /s/ JIM R. PORTER
       -------------------------------------------
       Jim R. Porter, Chairman of the Board and
       Chief Executive Officer
       March 30, 1999


By:
      /s/ JOHN E. JUSKA
      --------------------------------------------
      John E. Juska, Chief Financial Officer and
      Principal Accounting Officer
      March, 30, 1999



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIM R. PORTER
---------------------------------------------
Jim R. Porter, Chairman of the Board and
Chief Executive Officer
March 30, 1999

/s/ JOHN R. HART
---------------------------------------------
John R. Hart, Director
March 30, 1999

/s/ TIMOTHY K. KRAUSKOPF
---------------------------------------------
Timothy K. Krauskopf, Director
March 30, 1999

/s/ RONALD LANGLEY
---------------------------------------------
Ronald Langley, Director
March 30, 1999

/s/ LOUIS J. MORGAN
---------------------------------------------
Louis J. Morgan, Director
March 30, 1999

/s/ KENNETH J. SLEPICKA
---------------------------------------------
Kenneth J. Slepicka, Director
March 30, 1999

                                       CONTENTS

--------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORTS                                            F-1-2
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance sheets                                                        F-3-4

   Statements of operations                                              F-5

   Statements of stockholders' equity                                    F-6

   Statements of cash flows                                              F-7-8

   Notes to financial statements                                         F-9-24

   Auditors' reports on Schedule II                                      F-25-26

   Supplemental Schedule II                                              F-27

--------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT





To the Board of Directors
PC Quote, Inc.:


We have audited the accompanying balance sheets of PC Quote, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PC Quote, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


/s/ KPMG LLP
Chicago, Illinois
March 12, 1999

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
PC Quote, Inc.
Chicago, Illinois




We have audited the accompanying statements of operations, stockholders' equity and cash flows of PC Quote, Inc. for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PC Quote, Inc. for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

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


/s/ McGladrey & Pullen, LLP
Schaumburg, Illinois
March 7, 1997

PC QUOTE, INC.

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997


ASSETS                                                                  1998              1997
                                                                        ----              ----
Current Assets
  Cash and cash equivalents                                         $  1,139,785     $  1,113,130
  Accounts receivable, less allowance for doubtful
    accounts of: 1998: $443,037; 1997: $346,000                        1,490,139        1,435,450
  Prepaid expenses and other current assets                              114,011           61,981
                                                                    ------------     ------------


TOTAL CURRENT ASSETS                                                   2,743,935        2,610,561
                                                                    ------------     ------------

Property and equipment
  Satellite receiving equipment                                          525,730          895,126
  Computer equipment                                                   4,260,589        7,266,576
  Communication equipment                                              1,254,010        2,716,415
  Furniture and fixtures                                                 252,050          293,240
  Leasehold improvements                                                 402,692          366,325
                                                                    ------------     ------------
                                                                       6,695,071       11,537,682
Less: Accumulated depreciation and amortization                        4,613,526        9,035,571
                                                                    ------------     ------------
                                                                       2,081,545        2,502,111
                                                                    ------------     ------------
Software development costs, net of accumulated
  amortization of: 1998: $4,442,673; 1997: $5,045,080                  5,012,971        5,126,473
                                                                    ------------     ------------

Deposits and other assets                                                214,916          297,303
                                                                    ------------     ------------

TOTAL ASSETS                                                        $ 10,053,367     $ 10,536,448
                                                                    ------------     ------------
                                                                    ------------     ------------

See Notes to Financial Statements.

PC QUOTE, INC.

DECEMBER 31, 1998 AND 1997


LIABILITIES AND STOCKHOLDERS' EQUITY                                            1998               1997
                                                                                ----               ----
Current Liabilities
   Note payable, bank, current                                             $    300,000       $    300,000
   Note payable, credit facility                                                  ---            2,250,000
   Accounts payable                                                           4,138,517          2,834,460
   Accrued expenses                                                             218,866            604,916
   Accrued compensation                                                         313,838            618,289
   Accrued interest                                                               ---              388,253
   Income taxes payable                                                           3,161              5,192
   Unearned revenue, current                                                  1,241,933            635,275
                                                                           ------------       ------------

TOTAL CURRENT LIABILITIES                                                     6,216,315          7,636,385
                                                                           ------------       ------------

Note payable, bank, noncurrent                                                  499,634            799,634
Convertible subordinated debenture payable, net of
  unamortized discount of $1,096,402                                              ---            1,403,598
Unearned revenue, noncurrent                                                    261,027            442,953
Accrued expenses, noncurrent                                                    161,120            187,549
                                                                           ------------       ------------

TOTAL NONCURRENT LIABILITIES                                                    921,781          2,833,734
                                                                           ------------       ------------

TOTAL LIABILITIES                                                             7,138,096         10,470,119
                                                                           ------------       ------------

Stockholders' Equity
Preferred Stock, $.001 par value; authorized 5,000,000; issued and outstanding:
     Series A 5% convertible: 19,075 at December 31, 1998                            19            ---
     Series B 5% convertible: 28,791 at December 31, 1998                            29            ---
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 14,183,183 at December 31, 1998 and 12,436,800 at
  December 31, 1997                                                              14,183             12,437
Additional paid-in capital - Series A 5% convertible preferred stock          3,086,013            ---
Additional paid-in capital - Series B 5% convertible preferred stock          4,664,891            ---
Additional paid-in capital - common stock                                    19,950,981         17,386,591
Additional paid-in capital - convertible subordinated
  debenture and warrants                                                      2,750,491          2,750,491
Accumulated deficit                                                         (27,551,336)       (20,083,190)
                                                                           ------------       ------------

TOTAL STOCKHOLDERS' EQUITY                                                    2,915,271             66,329
                                                                           ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 10,053,367       $ 10,536,448
                                                                           ------------       ------------
                                                                           ------------       ------------


See Notes to Financial Statements.

PC QUOTE, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


----------------------------------------------------------------------------------------------------
                                                         1998              1997             1996
----------------------------------------------------------------------------------------------------
REVENUE
   HyperFeed and LAN Services                         $ 12,826,038    $ 12,110,998      $ 16,095,285
   Internet Services                                    10,219,495       5,008,374           936,879
                                                      ------------    ------------      ------------

TOTAL REVENUE                                           23,045,533      17,119,372        17,032,164
                                                      ------------    ------------      ------------

DIRECT COST OF SERVICES
   HyperFeed and LAN Services                           10,413,295       9,865,330         9,680,978
   Internet Services                                     6,586,139       4,589,736         1,320,830
                                                      ------------    ------------      ------------

TOTAL DIRECT COST OF SERVICES                           16,999,434      14,455,066        11,001,808
                                                      ------------    ------------      ------------

GROSS MARGIN                                             6,046,099       2,664,306         6,030,356
                                                      ------------    ------------      ------------

OPERATING EXPENSES
   Sales                                                 4,500,367       3,655,119         3,128,777
   General and administrative                            3,310,843       3,951,437         3,488,606
   Product and market development                        1,703,192       1,588,077         1,139,994
   Depreciation and amortization                         1,231,123       1,243,722         1,230,809
   Restructuring charges                                   ---           1,146,677           ---
                                                      ------------    ------------      ------------

TOTAL OPERATING EXPENSE                                 10,745,525      11,585,032         8,988,186
                                                      ------------    ------------      ------------

LOSS FROM OPERATIONS                                    (4,699,426)     (8,920,726)       (2,957,830)
                                                      ------------    ------------      ------------

INTEREST INCOME (EXPENSE)
   Interest income                                          19,279          37,873             9,743
   Interest expense                                     (1,765,448)     (2,252,801)         (143,618)
                                                      ------------    ------------      ------------
NET INTEREST EXPENSE                                    (1,746,169)     (2,214,928)         (133,875)
                                                      ------------    ------------      ------------

LOSS BEFORE INCOME TAXES                                (6,445,595)    (11,135,654)       (3,091,705)
INCOME TAXES                                                 3,613           5,762           164,264
                                                      ------------    ------------      ------------

NET LOSS                                                (6,449,208)    (11,141,416)       (3,255,969)
Preferred dividends                                      1,018,938         ---               ---
                                                      ------------    ------------      ------------

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS            ($ 7,468,146)   ($11,141,416)     ($ 3,255,969)
                                                      ------------    ------------      ------------
                                                      ------------    ------------      ------------

Basic net loss per share                                    ($0.57)         ($1.33)           ($0.45)
Diluted net loss per share                                  ($0.57)         ($1.33)           ($0.45)

Weighted-average common shares outstanding              13,001,058       8,353,400         7,248,000
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

PC QUOTE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

------------------------------------------------------------------------------------------------------------------
                               Series A      Series B       Series A      Series B
                                   5%            5%            5%            5%
                              Convertible   Convertible    Convertible   Convertible
                               Preferred     Preferred      Preferred     Preferred          Common        Common
                                 Stock         Stock          Stock         Stock            Stock         Stock
                                 Shares        Shares         Amount        Amount           Shares        Amount
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Balances
------------------------------------------------------------------------------------------------------------------
12/31/95                           ---           ---          $ ---         $  ---          7,185,732      $ 7,186
------------------------------------------------------------------------------------------------------------------
Net loss                           ---           ---            ---            ---            ---              ---
------------------------------------------------------------------------------------------------------------------
Issuance of common stock           ---           ---            ---            ---            169,889          170
------------------------------------------------------------------------------------------------------------------
Value assigned to
conversion feature of
convertible debentures             ---           ---            ---            ---            ---              ---
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
12/31/96                           ---           ---            ---            ---          7,355,621        7,356
------------------------------------------------------------------------------------------------------------------
Net loss                           ---           ---            ---            ---            ---              ---
------------------------------------------------------------------------------------------------------------------
Issuance of common stock           ---           ---            ---            ---          5,081,179        5,081
------------------------------------------------------------------------------------------------------------------
Value assigned to
amendment of convertible
debenture and warrants
issued                             ---           ---            ---            ---            ---              ---
------------------------------------------------------------------------------------------------------------------
Value assigned to
employee stock options
issued                             ---           ---            ---            ---            ---              ---
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
12/31/97                           ---           ---            ---            ---         12,436,800       12,437
------------------------------------------------------------------------------------------------------------------
Net loss                           ---           ---            ---            ---            ---              ---
------------------------------------------------------------------------------------------------------------------
Issuance of preferred
stock                              19,075        28,791           19             29         ---              ---
------------------------------------------------------------------------------------------------------------------
Issuance of common stock           ---           ---            ---            ---          4,735,332        4,735
------------------------------------------------------------------------------------------------------------------
Purchase and retirement of
common stock                       ---           ---            ---            ---         (2,988,949)      (2,989)
------------------------------------------------------------------------------------------------------------------
Value assigned to
beneficial conversion
feature of Series B
convertible preferred
stock                              ---           ---            ---            ---             ---             ---
------------------------------------------------------------------------------------------------------------------
Value assigned to
employee stock options
issued                             ---           ---            ---            ---               ---           ---
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
12/31/98                           19,075        28,791       $   19         $   29        14,183,183     $ 14,183
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                 Additional    Additional                     Additional
                                  Paid-In        Paid-In                        Paid-In
                                  Capital        Capital        Additional      Capital
                                 Series A       Series B          Paid-In     Convertible
                                Convertible    Convertible        Capital      Debenture      Accumulated
                                 Preferred      Preferred          Common     and Warrants       Deficit        Total
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Balances
-------------------------------------------------------------------------------------------------------------------------
12/31/95                          $   ---        $   ---        $ 12,289,897   $   ---         ($5,685,805)   $ 6,611,278
-------------------------------------------------------------------------------------------------------------------------
Net loss                              ---            ---             ---           ---          (3,255,969)    (3,255,969)
-------------------------------------------------------------------------------------------------------------------------
Issuance of common stock              ---            ---             326,098       ---             ---            326,268
-------------------------------------------------------------------------------------------------------------------------
Value assigned to
conversion feature of
convertible debentures                ---            ---             ---         1,650,000         ---          1,650,000
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
12/31/96                              ---            ---          12,615,995     1,650,000      (8,941,774)     5,331,577
-------------------------------------------------------------------------------------------------------------------------
Net loss                              ---            ---             ---           ---         (11,141,416)   (11,141,416)
-------------------------------------------------------------------------------------------------------------------------
Issuance of common stock              ---            ---           4,751,520       ---             ---          4,756,601
-------------------------------------------------------------------------------------------------------------------------
Value assigned to
amendment of convertible
debenture and warrants
issued                                ---            ---             ---         1,100,491         ---          1,100,491
-------------------------------------------------------------------------------------------------------------------------
Value assigned to
employee stock options
issued                                ---            ---              19,076       ---             ---             19,076
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
12/31/97                              ---            ---          17,386,591     2,750,491     (20,083,190)        66,329
-------------------------------------------------------------------------------------------------------------------------
Net loss                              ---            ---             ---           ---          (6,449,208)    (6,449,208)
-------------------------------------------------------------------------------------------------------------------------
Issuance of preferred
stock                               2,966,794      3,765,172         ---           ---             ---          6,732,014
-------------------------------------------------------------------------------------------------------------------------
Issuance of common stock              ---            ---           5,432,571       ---             ---          5,437,306
------------------------------------------------------------------------------------------------------------------------
Purchase and retirement of
common stock                          ---            ---          (2,985,960)      ---             ---         (2,988,949)
-------------------------------------------------------------------------------------------------------------------------
Value assigned to
beneficial conversion
feature of Series B
convertible preferred
stock                                 119,219        899,719         ---           ---          (1,018,938)       ---
-------------------------------------------------------------------------------------------------------------------------
Value assigned to
employee stock options
issued                                ---            ---             117,779       ---             ---            117,779
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
12/31/98                          $ 3,086,013    $ 4,664,891    $ 19,950,981   $ 2,750,491    ($27,551,336)   $ 2,915,271
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

PC QUOTE, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                         1998           1997           1996
Cash Flows From Operating Activities:
  Net loss                                                           ($6,449,208)  ($11,141,416)   ($3,255,969)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization of property and equipment              1,231,123      1,243,722      1,230,809
  Provision for doubtful accounts                                        397,873        683,639        734,346
  Amortization of software development costs                           1,810,553      1,909,652      1,244,522
  Amortization of deferred discount on convertible
    subordinated debenture                                             1,096,402        674,992          ---
  Amortization of deferred debt on warrants                                ---          979,097          ---
  Interest on converted debt, net of conversion costs                    553,761          ---            ---
  Common stock issued in lieu of cash compensation                        91,522          ---            ---
  Common stock issued in lieu of cash payments for professional fees     163,725          ---            ---
  Write-off of capitalized software development costs                    300,401        571,647          ---
  Compensation value assigned to employee stock options granted          117,779         19,076          ---
  Deferred income taxes                                                    ---            ---          158,000
  (Gain) on disposal of equipment                                          ---            ---          (52,206)
  Changes in assets and liabilities:
    Accounts receivable                                                 (452,562)    (1,018,836)      (514,091)
    Income tax refunds receivable                                          ---           40,000          ---
    Prepaid expenses and other current assets                            (52,030)       123,090        109,465
    Deposits and other assets                                             82,387         55,879        (77,489)
    Accounts payable                                                   1,304,057      1,060,070        157,986
    Accrued expenses                                                  (1,105,183)       880,089        345,727
    Accrued interest and facility fee on converted debt                  428,253          ---            ---
    Unearned revenue                                                     424,732        (52,008)       329,176
    Income taxes payable                                                  (2,031)        (1,072)         6,264
                                                                     -----------    -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (58,446)    (3,972,379)       416,540
                                                                     -----------    -----------    -----------
Cash Flows From Investing Activities:
  Purchase of property and equipment                                    (810,557)    (1,037,569)      (914,898)
  Proceeds from sale of equipment                                          ---           55,943        190,498
  Software development costs capitalized                              (1,997,452)    (1,817,927)    (2,862,152)
                                                                     -----------    -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                 (2,808,009)    (2,799,553)    (3,586,552)
                                                                     -----------    -----------    -----------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                               5,182,059      4,756,601        326,268
  Purchase and retirement of common stock                             (2,988,949)         ---            ---
  Proceeds from notes payable                                              ---            ---        2,500,000
  Proceeds from issuance of convertible subordinated debenture             ---            ---        2,500,000
  Borrowings under credit facility                                     1,000,000      2,250,000          ---
  Principal payments under capital lease obligations                       ---         (142,685)      (578,222)
  Principal payments on note payable, bank                              (300,000)      (300,366)    (1,300,000)
                                                                     -----------    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              2,983,110      6,563,550      3,448,046
                                                                     -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                      26,655       (208,382)       278,034
Cash and cash equivalents:
  Beginning of year                                                    1,113,130      1,321,512      1,043,478
                                                                     -----------    -----------    -----------

  End of year                                                        $ 1,139,785    $ 1,113,130    $ 1,321,512
                                                                     -----------    -----------    -----------
                                                                     -----------    -----------    -----------

See Notes to Financial Statements.

PC QUOTE, INC
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


--------------------------------------------------------------------------------------------------------------
                                                                         1998           1997           1996
--------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
--------------------------------------------------------------------------------------------------------------
   Interest paid                                                     $    83,925    $   218,531    $   143,618
--------------------------------------------------------------------------------------------------------------
   Income taxes paid                                                 $     3,517    $     6,834    $     1,000
--------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Noncash Investing and
  Financing Activities
--------------------------------------------------------------------------------------------------------------
   Additional paid-in-capital from issuance of convertible
   subordinated debenture                                                                          $ 1,650,000
--------------------------------------------------------------------------------------------------------------
   Additional paid-in-capital from amendment of convertible
   debenture agreement and issuance of warrants                                     $ 1,100,491
--------------------------------------------------------------------------------------------------------------
   Additional paid-in-capital from issuance of
   employee stock options                                            $   117,779    $    19,076
--------------------------------------------------------------------------------------------------------------
   Series A preferred stock issued for converted debt                $        19
--------------------------------------------------------------------------------------------------------------
   Additional paid-in-capital - Series A preferred stock from conversion of convertible subordinated debenture principal,
   plus accrued interest, net of conversion costs                    $ 2,966,794
--------------------------------------------------------------------------------------------------------------
   Additional paid-in-capital - Series A preferred stock -
   value assigned to beneficial conversion feature of
   preferred stock                                                   $   119,219
--------------------------------------------------------------------------------------------------------------
   Series B preferred stock issued for converted debt                $        29
--------------------------------------------------------------------------------------------------------------
   Additional paid-in-capital - Series B preferred stock -
   from conversion of credit facility borrowings, plus facility
   fee and accrued interest, net of conversion costs                 $ 3,765,172
--------------------------------------------------------------------------------------------------------------
   Additional paid-in-capital - Series B preferred stock -
   value assigned to beneficial conversion feature of
   preferred stock                                                   $   899,719
--------------------------------------------------------------------------------------------------------------
   Convertible subordinated debenture principal balance
   converted into Series A convertible preferred stock              ($ 2,500,000)
--------------------------------------------------------------------------------------------------------------
   Credit facility borrowings converted into Series B
   convertible preferred stock                                      ($ 3,250,000)
--------------------------------------------------------------------------------------------------------------
   Common stock issued in lieu of cash compensation                  $    91,522
--------------------------------------------------------------------------------------------------------------
   Common stock issued in lieu of cash payments for
   professional fees                                                 $   163,725
--------------------------------------------------------------------------------------------------------------

  See Notes to Financial Statements.

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

PC Quote, Inc. (PC Quote or the "Company") is a premier provider of securities market data. We collect securities market activity and financial news directly from stock, options and commodities exchanges and other sources. We use the information to create a real-time database of last sale and bid/ask prices of more than 325,000 issues. The database includes all North American equities, the most comprehensive options data, major stock indices, Level 1 NASDAQ-quoted stocks, Level 2 NASDAQ market-maker quotes, mutual funds, money market funds, futures contracts and options on futures contracts. We then process the database into a single data-feed, "HyperFeed(TM)", at our primary processing plant located at our executive offices in Chicago, Illinois. We disseminate HyperFeed to our customers by satellite, digital data lines or over the Internet.

Software applications on our customers' computers access HyperFeed to allow the user to monitor securities activity on an on-going real-time basis. The applications also create a complete database of trading symbols, continuously updated by the data feed. This database gives our customer instant access to security prices. HyperFeed is used to create an equivalent database on our computers, accessible to our Internet customers.

Our customer base consists primarily of professional investors, securities brokers, dealers and traders, portfolio managers, brokerage firms, other financial institutions, Internet web-sites, application developers and redistributors of financial market data. Our Internet service is used by individual and professional investors alike.

Our Internet division, PCQuote.com, maintains our web-site, www.pcquote.com, which is a premier Internet financial web-site offering financial news and delayed and real-time market data. Its principal customers are financial web-site advertisers, other Internet web-sites, individuals, and businesses.

Significant accounting policies are as follows:

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

CASH AND CASH EQUIVALENTS: The Company considers all cash and cash investments with an original maturity of three months or less to be cash equivalents. The Company typically invests excess cash in a money market account at a financial institution which management believes has a strong credit rating.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation on owned assets is provided using the straight-line method over the following estimated useful lives: satellite receiving, computer and communications equipment: 3 to 5 years; furniture, fixtures and leasehold improvements: 5 to 10 years. Leasehold improvements are amortized over the lesser of the estimated useful lives or the terms of the respective leases.

Maintenance and repair costs are charged to earnings as incurred. Costs of improvements are capitalized. Upon retirement or disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in the statements of operations.

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SOFTWARE DEVELOPMENT COSTS: The Company's continuing investment in software development consists primarily of enhancements to its existing Windows-based private network and Internet services, development of new data analysis software and programmer tools designed to afford easy access to its data-feed for data retrieval and analysis purposes, and application of new technology to increase the data volume and delivery speed of its distribution system and network.

Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility of computer software products to be licensed or otherwise marketed, are charged to research and development as incurred. Once technological feasibility has been determined, costs incurred in the construction phase of software development including coding, testing, and product quality assurance are capitalized.

Amortization commences at the time of capitalization or, in the case of a new service offering, at the time the service becomes available for use. Unamortized capitalized costs determined to be in excess of the net realizable value of the product are expensed at the date of such determination. The accumulated amortization and related software development costs are removed from the respective accounts effective in the year following full amortization.

PC Quote, Inc.'s policy is to amortize capitalized software costs by the greater of (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight line method over the remaining estimated economic life of the product including the period being reported on, principally three to five years. The Company assesses the recoverability of its software development costs against estimated future undiscounted cash flows. Given the highly competitive environment and technological changes it is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both may be reduced significantly.

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

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


REVENUE RECOGNITION: The Company principally derives its revenue from service contracts for the provision of market data only ("HyperFeed license fees"), service contracts for the provision of market data together with analytical software ("PC Quote 6.0 license fees"), and the sale of advertising on its web-site www.pcquote.com. Revenue from service contracts is recognized using the percentage-of-completion method, ratably over the contract term as the contracted services are rendered. Revenue from the sale of advertising is recognized as the advertising is displayed on the web-site. HyperFeed license fees and PC Quote 6.0 license fees for satellite and landline services are generally billed one month in advance with 30-day payment terms. License fees for PC Quote 6.0 on the Internet are generally paid by credit card within five days prior to the month of service. These and other payments received prior to services being rendered are classified as unearned revenue on the balance sheet. Revenue and the related receivable for advance billings are not reflected in the financial statements. Customers' deposits on service contracts are classified as either current unearned revenue, if the contract expires in one year or less, or non-current unearned revenue, if the contract expiration date is greater than one year.

The Company adopted the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, on January 1, 1998. SOP 97-2 specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement, (2) delivery, (3) fixed or determinable fee, and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to the Company's software products (including specified upgrades/enhancements) is recognized upon delivery of the products. Revenue allocated to post contract customer support is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) is recognized as the services are performed.

COMPUTATION OF NET INCOME (LOSS) PER SHARE: In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which established new methods for computing and presenting earnings per share ("EPS") and replaced the presentation of primary and fully-diluted EPS with basic ("Basic") and diluted EPS. Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share includes the dilutive effect of unexercised common stock equivalents. The Company has equity securities that, if exercised, would have had a dilutive effect on EPS had the Company generated income during 1998. The dilutive effect of such securities would have been an additional 225,500 average shares outstanding during the year ended December 31, 1998.

RECLASSIFICATION: Certain 1997 and 1996 balances have been reclassified to conform to the 1998 presentation. During 1998, the Company examined the components of its direct cost of services and other operating expenses in connection with the establishment of a separate Internet services group. As a result of its review, the Company identified costs which appear to be more appropriately classified in other expense categories within the statements of operations for the years ended December 31, 1997 and 1996. The reclassification related primarily to the inclusion of the amortization of software development costs within direct cost of services, depreciation and amortization expenses being included in operating expenses from direct cost of services, and selling, marketing and administrative costs being included in operating expenses from direct cost of services. The result of the reclassifications did not impact the Company's reported revenue or loss from operations for any period presented.

NOTE 2.  NOTE PAYABLE

The Company has a $1,500,000 term loan with a bank, payable in monthly installments of $25,000 plus interest at prime (prime was 7.75% and 8.5% at December 31, 1998 and 1997, respectively). The loan is collateralized by substantially all assets of the Company. At December 31, 1998 and 1997, the outstanding balance was $799,634 and $1,099,634, respectively.

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 3. FINANCING AND RELATED PARTY TRANSACTIONS

On November 14, 1996, the Company entered into an agreement (the "Debenture Agreement") with Physicians Insurance Company of Ohio, ("Physicians"), a wholly-owned subsidiary of PICO Holdings, Inc. ("PICO"), which then owned approximately 30% of the Company's outstanding shares of Common Stock. Pursuant to the Debenture Agreement, Physicians invested $2.5 million in the Company in exchange for a Subordinated Convertible Debenture (the "Debenture") in the principal amount of $2.5 million with interest at 1% over prime. Interest was payable semiannually, beginning January 1, 1998. Physicians made the investment and the Debenture was issued on December 2, 1996. The Debenture was to mature on December 31, 2001 and was convertible at any time by Physicians into 1.25 million shares of Common Stock of the Company (subject to adjustment in certain cases). Using the Black-Scholes option-pricing model, a value of $1,650,000 was assigned by the Company to the subordinated debenture's beneficial conversion feature and recognized as additional paid in capital and unamortized discount upon issuance in 1996.

On May 5, 1997, the Company and PICO entered into a Loan and Security Agreement (the "Loan Agreement"), under which PICO agreed to make a secured loan to the Company in an aggregate principal amount of up to $1.0 million at a fixed rate equal to 14% per annum. Unless otherwise extended, the entire principal balance and all accrued interest due under the Loan Agreement was payable on September 30, 1997. All advances under the Loan Agreement were secured by a pledge of substantially all of the assets of the Company. These liens were subject to the prior lien of the Company's primary lender, Lakeside Bank. PICO was also entitled to be paid a "facility fee" of $40,000 on the maturity date of the loan contemplated by the Loan Agreement.

In connection with the Loan Agreement, the Company and Physicians entered into a First Amendment to the Debenture and Debenture Agreement (the "Debenture Amendment"), pursuant to which the terms of the Debenture were restructured as follows: (a) the maturity date of the Debenture was changed to April 30, 1999 instead of December 31, 2001; (b) the Debenture could not be prepaid or redeemed without the consent of Physicians; (c) the conversion rate on the Debenture was changed from $2.00 per share to the lower of (i) the mean of the closing bid price per share for the 20 trading days preceding exercise of the Debenture or (ii) $1.5625 per share (the market price of the Company's Common Stock on the date of the Debenture Amendment); (d) certain negative covenants were added to the Debenture Agreement; and (e) the rights offering contemplated by the Debenture Agreement would be at such time as determined by the Company and at a price as determined by Physicians. Interest under the Debenture would continue to be payable in cash or, at the option of Physicians, in shares of the Company's Common Stock at the market value of such shares at the time of payment.

Also on May 5, 1997, in consideration of the loan by PICO to the Company, the Company issued a Common Stock Purchase Warrant (the "Warrant") to PICO entitling PICO to purchase a minimum of 640,000 shares of the Company's Common Stock at a price per share (the "Warrant Price") equal to the lesser of (a) the mean of the closing bid price per share for the 20 trading days preceding exercise of the Warrant or (b) $1.5625 per share (the market value of the Company's Common Stock on the date the Warrant was issued). The Warrant was to expire on April 30, 2000. In lieu of exercising the Warrant for cash, PICO may elect to receive shares of the Company's Common Stock equal to the "value" of the Warrant determined in accordance with a formula specified in the Warrant (the "Conversion Value"). The number of shares of the Company's Common Stock subject to the Warrant and the Warrant Price will be adjusted to reflect stock dividends; reclassifications or changes of outstanding securities of the Company; any consolidation, merger or reorganization of the Company; stock splits; issuances of rights, options or warrants to all holders of shares of the Company's Common Stock exercisable at less than the current market price per share; and other distributions to all holders of shares of the Company's Common Stock. In the event of any sale, license or other disposition of all or substantially all of the assets of the Company or any reorganization, consolidation or merger involving the Company in which the holders of the Company's securities

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 3. FINANCING AND RELATED PARTY TRANSACTIONS (CONTINUED)

before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity (an "Acquisition"), if the successor entity does not assume the obligations of the Warrant and PICO has not fully exercised the Warrant, the unexercised portion of the Warrant will be deemed automatically converted into shares of the Company's Common Stock at the Conversion Value. Alternatively, PICO may elect to cause the Company to purchase the unexercised portion of the Warrant for cash upon the closing of any Acquisition for an amount equal to (a) the fair market value of any consideration that would have been received had PICO exercised the unexercised portion of the Warrant immediately before the record date for determining stockholders entitled to participate in the proceeds of the Acquisition, less (b) the aggregate Warrant Price. The Warrant also provides for certain piggyback registration rights and a one-time demand registration right.

In connection with the May 5 transactions, using the Black-Scholes option-pricing model, an aggregate value of $572,192 was assigned to the value of the Debenture Amendment and Warrant and recorded as additional paid-in-capital and discounts on the Debenture and the Loan.

In August 1997 the Company and PICO agreed to amend the Loan Agreement and related documents to increase the amount of the secured loan from PICO to the Company from $1.0 million up to $2.0 million. The terms of the Loan Agreement otherwise remained substantially the same, except that the "facility fee" of $40,000 was eliminated for new advances. In connection with the increase of the loan amount pursuant to such amendment, the Company granted PICO an additional Common Stock Purchase Warrant for a minimum of 500,000 shares of the Company's Common Stock. The terms of the additional warrant are substantially the same as those contained in the Warrant, except that the conversion price is the lesser of (a) $2.00 per share or (b) the mean of the closing bid price per share for the 20 trading days preceding exercise of the additional warrant. The additional warrant also provides for certain piggyback registration rights and a one-time demand registration right. Using the Black-Scholes option-pricing model, a value of $428,640 was assigned to the value of the additional warrants issued and recorded as paid-in-capital and discount on the loan.

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

On December 30, 1997, February 5, 1998, March 10, 1998, May 5, 1998, June 1,
1998, and July 24, 1998, the Company and PICO executed the third, fourth, fifth, sixth, seventh, and eighth amendments to the Loan Agreement, respectively, extending the due date for borrowings by the Company, plus accrued interest, to January 31, 1998, February 28, 1998, April 30, 1998, May 31, 1998, August 31, 1998, and December 31, 1998, respectively. No further warrants were issued in connection with the third, fourth, fifth, sixth, seventh, or eighth amendments to the loan agreement.

On May 19, 1998 PICO exercised a portion of one of their warrants and purchased 320,000 shares of Common Stock of the Company for $500,000.

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 3. FINANCING AND RELATED PARTY TRANSACTIONS (CONTINUED)

On July 31, 1998 the Company and PICO executed the ninth amendment to the Loan Agreement to further increase the amount of the secured loan from PICO to the Company from $2.25 million to $3.25 million. No further warrants were issued in connection with the ninth amendment.

On September 23, 1998 the Company entered into a Securities Purchase Agreement (the "Securities Agreement"), subject to shareholder approval, with PICO and Physicians. Under the terms of the Securities Agreement, the Company and Physicians, as the holder of the Debenture in the principal amount of $2,500,000, plus accrued interest in the amount of $423,123 as of September 23, 1998, plus interest accruing at the rate of $651 per day thereafter (such principal and all accrued interest through the Closing Date, the "Debenture Balance"), and PICO, to whom the Company was indebted in the principal amount of $3,290,000, plus accrued interest in the amount of $377,742 as of September 23, 1998, plus interest accruing at the rate of $1,262 per day thereafter (such principal and all accrued interest through the Closing Date, the "PICO Indebtedness") provided for the purchase of Series A 5% Convertible Preferred Stock by Physicians through the conversion of the Debenture Balance and for the purchase of Series B 5% Convertible Preferred Stock by PICO in consideration for the cancellation of the PICO Indebtedness.

Concurrently with the execution of the Securities Agreement, the Company and Physicians entered into the Second Amendment to the Debenture and Debenture Agreement to revise the conversion language therein in order to make it consistent with the Securities Agreement.

Shareholder approval of the terms and conditions of the Securities Agreement for the debt conversion and the transactions contemplated by the Securities Agreement was obtained on December 17, 1998. The closing date for the Securities Agreement transactions was December 18, 1998.

Subject to the terms and conditions of the Securities Agreement, Physicians purchased and the Company issued to Physicians 19,075 shares of Series A 5% Convertible Preferred Stock determined by dividing the Debenture Balance by one hundred times $1.5625 (the Debenture conversion rate on the date of the Securities Agreement). The Series A 5% Convertible Preferred Stock was deemed to have a beneficial conversion feature because the fair market value of the Company's common stock was in excess of its per share conversion price at the date of issuance. The value of the beneficial conversion feature of $119,219 was recorded in 1998 as an increase in additional paid in capital Series A preferred stock and a decrease to retained earnings (preferred dividend)

Subject to the terms and conditions of the Securities Agreement, PICO purchased and the Company issued to PICO on December 18, 1998, 28,791 shares of Series B 5% Convertible Preferred Stock determined by dividing the PICO Indebtedness by one hundred times $1.3125 (the market price of the Company's Common Stock on September 21, 1998, the date the Securities Agreement was approved by the Company's Board of Directors). The Series B 5% Convertible Preferred Stock was deemed to have a beneficial conversion feature because the fair market value of the Company's common stock was in excess of its per share conversion price at the date of issuance. The value of the beneficial conversion feature of $899,719 was recorded in 1998 as an increase in additional paid in capital Series B preferred stock and a decrease to retained earnings (preferred dividend).

A holder of Series A Preferred is entitled to receive cash dividends, when and as declared by the Board out of funds legally available for such purpose, in the annual amount of 5% of the per share purchase price, payable quarterly on the 15th day of September, December, March and June, in each year. A holder of Series B Preferred is entitled to receive cash dividends, when and as declared by the Board out of funds legally available for such purpose, in the annual amount of 5% of the per share purchase price, payable quarterly on the 15th day of September, December, March and June, in each year. Dividends payable for any period less than a full quarter shall be computed on and paid for the actual number of days elapsed. Dividends shall accrue on each share of Preferred Stock from the date of issue of such share of stock (the "Issuance Date").

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 3. FINANCING AND RELATED PARTY TRANSACTIONS (CONTINUED)

No dividends shall be declared on any other series or class or classes of stock unless there shall be or have been declared on all shares of Preferred Stock then outstanding the dividends for all quarter-yearly periods coinciding with or ending before such quarter-yearly period. Dividends shall be cumulative. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment which is in arrears. If in any quarter-yearly dividend period, dividends in the annual amount have not been declared and paid or set apart for payment for such quarter-yearly dividend period and all preceding such periods from the first day from which dividends are cumulative, then, until the aggregate deficiency is declared and fully paid or set apart for payment, the Company shall not (i) declare or pay or set apart for payment any dividends or make any other distribution on any other capital stock or securities having an equity interest in the Company ranking junior to or on a parity with the Preferred Stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Company (the "Secondary Stock") (other than dividends or distributions paid in shares of, or options, warrants or rights to subscribe for or purchase Secondary Stock) or (ii) make any payment on account of the purchase, redemption, other retirement or acquisition of any Secondary Stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Company.

At any time or times on or after the Issuance Date, any holder of Preferred Stock shall be entitled to convert any whole number of shares of Preferred Stock into fully paid and nonassessable shares (rounded to the nearest whole share). The number of shares of Common Stock issuable upon conversion of the Preferred Stock shall be determined by multiplying the product of one hundred (100) and the number of shares of Preferred Stock to be converted into Common Stock by:

         (i) in the case of Series A Preferred, $1.5625 and then adding the amount of any accrued but unpaid dividends attributable to such Preferred Stock, and then dividing by the lower of (X) $1.5625, (Y) the average Closing Sale Price of the Common Stock over the twenty-day period immediately prior to the day the Series A Preferred is to be converted into Common Stock; or (Z) the Closing Sale Price one day prior to the day the Series A Preferred is to be converted into Common Stock (the "Series A Conversion Rate").

         (ii) in the case of Series B Preferred, $1.3125 and then adding the amount of any accrued but unpaid dividends attributable to such Preferred Stock, and then dividing by the lower of (X) $1.3125, (Y) the average Closing Sale Price of the Common Stock over the twenty-day period immediately prior to the day the Series B Preferred is to be converted into Common Stock; or (Z) the Closing Sale Price one day prior to the day the Series B Preferred is to be converted into Common Stock (the "Series B Conversion Rate").

In order to prevent dilution of the rights granted, the Series A and Series B Conversion Rates will be subject to adjustment for issuance of additional securities of the Company, including common stock, options or convertible securities, and reclassifications or changes of outstanding securities (by any stock split, reverse stock split, combination, stock dividend, recapitalization or otherwise).

If any Preferred Stock remains outstanding on the fifth anniversary after the Issuance Date, then such Preferred Stock shall automatically convert to Common Stock on such fifth anniversary.

The holders of Series A or Series B Preferred Stock shall be entitled to notice of any shareholders' meeting and to vote upon any matter submitted to the shareholders for a vote on the following basis. Each Holder of Preferred Stock shall have the number of votes equal to the number of shares of Common Stock into which the Preferred Stock then held by such holder is convertible, as adjusted from time to time.

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 3. FINANCING AND RELATED PARTY TRANSACTIONS (CONTINUED)

Subject to the terms and conditions of the Securities Agreement, the Company issued to PICO a warrant to purchase 3,106,163 shares of Common Stock of the Company at an exercise price of $1.575 per share (120% of the Series B Closing Price), and an expiration date of April 30, 2005. In lieu of exercising the warrant for cash, the holder may elect to receive shares of the Company's Common Stock equal to the "value" of the warrant determined in accordance with a formula specified in the warrant (the "Conversion Value"). The number of shares of the Company's Common Stock subject to the warrant and the exercise price will be adjusted to reflect stock dividends; reclassifications or changes of outstanding securities of the Company; any consolidation, merger or reorganization of the Company; stock splits; issuances of rights, options or warrants to all holders of shares of the Company's Common Stock exercisable at less than the current market price per share; and other distributions to all holders of shares of the Company's Common Stock. In the event of any sale, license or other disposition of all or substantially all of the assets of the Company or any reorganization, consolidation or merger involving the Company in which the holders of the Company's securities before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity (an "Acquisition"), if the successor entity does not assume the obligations of the warrant and the holder has not fully exercised the warrant, the unexercised portion of the warrant will be deemed automatically converted into shares of the Company's Common Stock at the Conversion Value. Alternatively, the holder may elect to cause the Company to purchase the unexercised portion of the warrant for cash upon the closing of any Acquisition for an amount equal to (a) the fair market value of any consideration that would have been received had the holder exercised the unexercised portion of the warrant immediately before the record date for determining stockholders entitled to participate in the proceeds of the Acquisition, less (b) the aggregate exercise price.

Subject to the terms and conditions of the Securities Agreement, the Company and PICO, as the holder of three Common Stock Purchase Warrants to purchase an aggregate of 949,032 shares of Common Stock of the Company (the "Existing Warrants"), each of which was to expire on April 30, 2000, entered into Amendments of the Existing Warrants to extend the term of the Existing Warrants until April 30, 2005.

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

On October 31, 1997 the Company filed a Form S-2 Registration Statement with the Securities and Exchange Commission for the rights offering. The Registration Statement was amended on November 20, 1997 and became effective on November 21, 1997. The Company distributed 7,402,246 transferable subscription rights to shareholders of record as of the close of business on November 21, 1997, entitling them to purchase one additional share of Common Stock for each right at a price of $1.00 per share.

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 3. FINANCING AND RELATED PARTY TRANSACTIONS (CONTINUED)

On January 23, 1998, the Company completed the rights offering. The Company received approximately $3.0 million in gross proceeds from the sale of shares underlying exercised rights. Pursuant to the Purchase Agreement, the entire proceeds were used to fulfill the Company's obligation to repurchase shares from the Wexford Affiliates, and the additional Warrants reverted back to the Company.

During the second quarter of 1998, the Wexford Affiliates exercised a portion of their warrants and purchased 143,300 shares of Common Stock of the Company for $286,600. During the third quarter of 1998, the Wexford Affiliates exercised a portion of their warrants and purchased 89,500 shares of Common Stock of the Company for $179,000. (See Note 15.)

On December 29, 1998 the Company entered into Stock and Warrant Purchase Agreements with three third-party investors. On December 30, 1998 the investors purchased 640,000 shares of Common Stock and warrants to purchase 320,000 shares of Common Stock at an exercise price of $1.875 per share, exercisable at any time on or prior to December 30, 2001, in exchange for $1.0 million. The investors acquired the Common Stock and warrants for investment purposes.

As a result of the foregoing, in connection with the Company's financing and related party transactions, the Company has the following warrants for purchase of shares of common stock, issued and outstanding at December 31, 1998.


             Number
               of                        Expiration                  Exercise          Remaining Life in Years at
             Shares                         Date                      Price                December 31, 1998
             ------                         ----                      -----                -----------------
             320,000                     04/30/2005                    (1)                       6.33
             500,000                     04/30/2005                    (2)                       6.33
             129,032                     04/30/2005                    (3)                       6.33
           3,106,163                     04/30/2005                   $1.575                     6.33
             320,000                     12/30/2001                   $1.875                     3.00
             267,200                     10/15/2002                   $2.00                      3.79

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

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 4.  EMPLOYEE STOCK OPTIONS AND WARRANTS

The Company has an Employees' Combined Incentive and Non-Statutory Stock Option Plan (the "Plan"). The Plan provides that at all times optional shares outstanding plus shares available for grant equal 2,000,000 shares. Generally, these options may be granted to key employees of the Company at a purchase price equal to the fair value of the Company's common stock at date of grant and are generally exercisable for a period of up to five years from the date of grant.

Other information with respect to the Plan is as follows:


----------------------------------- ------------------ --------------------
                                          Number             Weighted-
                                            of             Average Price
                                          Shares             Per Share
                                    ---------------      ------------------

---------------------------------------------------------------------------
Balance, December 31, 1995                459,666                3.70
Granted                                   130,000                4.94
Exercised                                 (89,663)              (1.41)
Canceled                                  (60,000)              (3.88)
                                        ---------

Balance, December 31, 1996                440,003                4.51
Granted                                   636,612                1.61
Exercised                                 (18,833)              (0.90)
Canceled                                 (283,917)              (4.64)
                                        --------

Balance, December 31, 1997               773,865                2.16
Granted                                 1,192,200                1.52
Exercised                                 (95,015)              (1.19)
Canceled                                  (76,751)              (2.39)
                                        ---------

Balance, December 31, 1998             1,794,299                1.78
                                        ---------
---------------------------------------------------------------------------


                                                              Shares
                                      Exercisable            Available
                                        Shares               for Grant
                                    ---------------      ------------------

---------------------------------------------------------------------------
December 31, 1998                       1,457,466            205,701
December 31, 1997                         592,113          1,226,135
December 31, 1996                         157,338            559,997

Options granted under the Plan generally become exercisable at an annual cumulative rate of one-third of the total number of options granted. The price for options outstanding at December 31, 1998 ranged from $0.9375 to $6.375 per share.

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4.  EMPLOYEE STOCK OPTIONS AND WARRANTS (CONTINUED)

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma net income per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Had the Company determined compensation cost based on the fair value at the grant date for its stock-based compensation plans under SFAS No. 123, the Company's net loss and net loss per share would have been for the years ended December 31, 1998, 1997 and 1996 the pro forma amounts indicated below:


---------------------------------------------------------------------------------------------------------------------
                                                 Basic and                    Basic and                   Basic and
                                                  Diluted                     Diluted                     Diluted
                                                  Loss per                    Loss per                     Loss per
                                    1998           Share          1997          Share          1996         Share
                                    ----           ----           ----          -----          ----         -----
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Net loss available for common
stockholders                    ($7,468,146)      ($0.57)    ($11,141,416)     ($ 1.33)    ($3,255,969)    ($ 0.45)
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Compensation expense related
to stock options granted         (1,254,336)      ( 0.10)        (523,646)      ( 0.06)       (628,141)      (0.09)
                                -----------       ------      -----------      -------     -----------     -------
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Pro forma net loss available
for common stockholders         ($8,722,482)      ($0.67)    ($11,665,062)     ($ 1.39)    ($3,884,110)    ($ 0.54)
                               ------------       ------     ------------      -------     -----------     -------
                               ------------       ------     ------------      -------     -----------     -------
---------------------------------------------------------------------------------------------------------------------

The fair value of each grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:


---------------------------------------------------------------------------------------------------------------------
                                          1998                        1997                         1996
                                          ----                        ----                         ----
---------------------------------------------------------------------------------------------------------------------
Expected life                         7.18 years                   6.83 years                     3 years
---------------------------------------------------------------------------------------------------------------------
Dividend rate                                 0%                           0%                          0%
---------------------------------------------------------------------------------------------------------------------
Risk-free interest rate                    5.16%                        6.11%                        6.0%
---------------------------------------------------------------------------------------------------------------------
Volatility factors                          134%                         123%                         81%
---------------------------------------------------------------------------------------------------------------------

The weighted-average exercise price and weighted-average fair value of options granted during 1998, 1997 and 1996 where the market price equals, exceeds or is less than the exercise price at the time of grant is as follows:


---------------------------------------------------------------------------------------------------------------------
                                                      Stock Price ______ Exercise Price
------------------------------------------------------------------------------------- -------------------------------
                                     1998                           1997                            1996
---------------------------------------------------------------------------------------------------------------------
                                               Is Less                        Is Less                        Is Less
                          Equals    Exceeds     Than     Equals    Exceeds     Than      Equals    Exceeds     Than
                          ------    -------     ----     ------    -------     ----      ------    -------     ----
---------------------------------------------------------------------------------------------------------------------
Exercise price            $1.29      $1.59      $1.75    $1.53      $1.69      $1.70     $4.94       ---       ---
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Fair value of option      $1.09      $2.01      $1.10    $1.29      $2.00      $0.96     $3.39       ---       ---
---------------------------------------------------------------------------------------------------------------------

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4.  EMPLOYEE STOCK OPTIONS AND WARRANTS (CONTINUED)

Compensation expense from stock-based compensation awards recognized in the Statement of Operations for 1998 and 1997 was $117,779 and $19,076, respectively.

A further summary about options outstanding at December 31, 1998, is as follows:


                                                    Weighted-Average
                                                       Remaining
                                       Number         Contractual                   Number
       Exercise Price               Outstanding          Life                     Exercisable
     -----------------             ------------       -----------                 -----------
          $ 0.9375                     25,000             4.11                         ---
          $ 1.0000                     34,328             2.09                        34,328
          $ 1.1250                    215,000             4.69                        33,333
          $ 1.3750                    587,902             7.60                       521,236
          $ 1.4375                    301,168             3.85                       266,668
          $ 1.5000                     41,000             3.90                        17,000
          $ 2.0000                    487,901             8.45                       487,901
          $ 2.9375                      5,000             4.38                         ---
          $ 5.3750                     25,000             2.58                        25,000
          $ 6.3750                     72,000             1.82                        72,000
                                    ---------                                      ---------
                                    1,794,299             6.30                     1,457,466
                                    ---------                                      ---------
                                    ---------                                      ---------

NOTE 5.  INCOME TAXES

The deferred tax assets and liabilities consist of the following components as of December 31, 1998 and 1997:


---------------------------------------------------------------------------------------------------------
                                                                  1998                         1997
                                                                  ----                         ----
---------------------------------------------------------------------------------------------------------
Deferred tax assets:
---------------------------------------------------------------------------------------------------------
Unearned revenue                                                $ 526,036                   $ 377,380
---------------------------------------------------------------------------------------------------------
Receivable allowances                                             155,063                     121,100
---------------------------------------------------------------------------------------------------------
Property and equipment                                            266,800                     196,800
---------------------------------------------------------------------------------------------------------
Accrued expenses                                                   54,231                      40,231
---------------------------------------------------------------------------------------------------------
Net operating loss carryforwards                                9,101,895                   8,114,160
---------------------------------------------------------------------------------------------------------
Research and development credit carryforward                      106,000                     106,000
                                                               ----------                  ----------
---------------------------------------------------------------------------------------------------------
                                                               10,210,025                   8,955,671
---------------------------------------------------------------------------------------------------------
Valuation allowance                                            (8,455,486)                 (6,753,591)
                                                               ----------                  ----------
---------------------------------------------------------------------------------------------------------
                                                                1,754,539                   2,202,080
---------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
---------------------------------------------------------------------------------------------------------
Software capitalization                                        (1,754,539)                 (2,202,080)
                                                               ----------                  ----------
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Net current deferred tax asset                                        ---                         ---
                                                               ----------                  ----------
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5.  INCOME TAXES (CONTINUED)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the scheduled reversal of the caplitalized software, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998.

Income tax expense for the years ended December 31, 1998, 1997, and 1996, consists of the following:


-------------------------------------------------------------------------------------------------------
                                          1998                       1997                      1996
                                          ----                       ----                      ----
-------------------------------------------------------------------------------------------------------
Current:
-------------------------------------------------------------------------------------------------------
State and local                         $ 3,613                   $ 5,762                   $  6,264
-------------------------------------------------------------------------------------------------------
Deferred                                   ---                       ---                     158,000
                                        -------                   -------                   --------
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Total income tax expense                $ 3,613                   $ 5,762                   $164,264
                                        -------                   -------                   --------
-------------------------------------------------------------------------------------------------------

Reconciliations of income tax expense computed at the statutory federal income tax rate to the Company's income tax expense for the years ended December 31, 1998, 1997 and 1996, are as follows:


-----------------------------------------------------------------------------------------------------------------
                                                         1998                   1997                  1996
                                                         ----                   ----                  ----
-----------------------------------------------------------------------------------------------------------------
Statutory rate provision                             ($ 2,257,223)          ($ 3,899,496)         ($1,051,200)
-----------------------------------------------------------------------------------------------------------------
Increase (decrease) resulting from:
-----------------------------------------------------------------------------------------------------------------
Nondeductible expenses                                    393,613                  8,468               26,000
-----------------------------------------------------------------------------------------------------------------
State income taxes (net of federal benefit)                 2,348                  3,745                4,100
-----------------------------------------------------------------------------------------------------------------
Change in valuation allowance                           1,701,895              3,907,331            1,200,460
-----------------------------------------------------------------------------------------------------------------
Other                                                     162,980                (14,286)             (15,096)
                                                     ------------           ------------          -----------
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                                                      $     3,613            $     5,762           $  164,264
                                                     ------------           ------------          -----------
-----------------------------------------------------------------------------------------------------------------

At December 31, 1998, the Company had federal income tax net operating loss carryforwards of approximately $26,005,000 for federal income tax purposes and approximately $24,843,000 for the alternative minimum tax. Approximately $1,058,000 of these net operating losses relates to exercise of incentive employee stock options and will be credited directly to stockholders' equity when realized. The Company also had research and development credits of $106,000 which will expire in years 2010 to 2011 if not previously utilized. The future utilization of these net operating losses and research and development credits will be limited due to changes in Company ownership. The net operating loss carryforwards will expire, if not previously utilized, as follows: 1999:
$546,000; 2000: $1,370,000; 2001: $1,539,000; 2002: $560,000; 2003: $79,000;
2004: $576,000; 2005: $1,557,000 and thereafter $19,778,414.

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6.  LEASE COMMITMENTS

The Company is obligated, as lessee under certain noncancelable operating leases, for lease payments for equipment and office space, as well as insurance, maintenance and other executory costs associated with the leases. On September 1, 1994, the Company entered into a lease agreement in conjunction with the move of its corporate headquarters, which is subject to escalating base rent, as well as adjustments for changes in real estate taxes and other operating expenses. Expense under the lease is recognized on a straight-line basis.

Future minimum lease payments for the Company as lessee as of December 31, 1998 are as follows:


                                                                                                   Operating
                                                                                                      Leases
                                                                                                      ------
Years ending December 31:
    1999                                                                                        $    1,361,851
    2000                                                                                               321,553
    2001                                                                                               191,653
    2002                                                                                               153,514
    2003                                                                                                94,684
    2004 and Thereafter                                                                                 94,684
                                                                                                --------------

   Total minimum lease payments                                                                 $    2,217,939
                                                                                                --------------
                                                                                                --------------

Rental expense for operating leases was $3,187,945, $3,314,402 and $2,408,879 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 7.  OTHER COMMITMENTS

Under an agreement for satellite transmission services, including "FM(3)" satellite transmissions, the Company was required to pay a monthly base fee of $52,888, plus related service fees, through the earlier of January 2006, the original estimated end-of-life of the satellite, or the actual end-of-life of the satellite. The Company expensed $679,680, $677,347 and $618,648 for the years ended December 31, 1998, 1997 and 1996, respectively, for these services.

Under a Satellite Network Service agreement, which expired in November 1997, the Company was required to pay an annual base fee of approximately $456,000, plus related service fees. The Company expensed $272,950 and $653,083 in 1997 and 1996, respectively, for the base fee plus related service fees.


NOTE 8.   MAJOR CUSTOMERS

The Company did not have any customers that accounted for 10% or more of total revenue in either 1998 or 1997.

On January 25, 1995, the Company entered into an agreement with Global Financial Services, (formerly Bridge Information Systems) ("Global"), whereby the Company would provide domestic data to Global for $2,100,000 (1996) and $450,000 through March 31, 1997. For the remainder of the contract term, amounts would be charged on a per-site basis at December 31, 1996. In September 1996, the Company agreed to accelerate the termination date of this agreement to January 1, 1997. For the fiscal year ending December 31, 1996, Global accounted for revenue approximating $3,414,000. In December 1996, the Company discontinued providing services to Charles Schwab and Company that accounted for net revenue of approximately $1,693,000 in 1996.

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9.  DEFINED CONTRIBUTION PLAN

In 1993, the Company established a 401(k) retirement savings plan for employees meeting certain eligibility requirements. Under the plan, the Company is required to match employee contributions at 25% of the first 5% contributed by an employee. The Company recorded expenses related to its matching of contributions of $49,205, $36,200 and $30,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


NOTE 10.  EMPLOYEE STOCK PURCHASE PLAN

In 1995, the Company established an employee stock purchase plan. The plan allows employees to have up to 10% of their annual salary withheld to purchase common stock of PC Quote, Inc. on the final day of each quarter at 85% of the market price on either the first or last day of the quarter, whichever is lower. The Company has reserved 500,000 shares of common stock for issuance pursuant to the terms of the plan. Shares sold to employees totaled 288,513, 60,610 and 30,228 for the years ended December 31, 1998, 1997 and 1996, respectively.


NOTE 11. LITIGATION

On December 31, 1996, a lawsuit was filed against the Company, by a former officer, alleging breach of various verbal and written agreements by failing to pay certain commissions, bonuses and severance pay and failing to provide him with certain stock options. The lawsuit sought monetary damages of approximately $680,000. The Company filed a Motion to Dismiss a major portion of the complaint which was granted in 1998. The remaining portion of the complaint seeks monetary damages of approximately $70,000. The Company is vigorously contesting the matter, but its legal counsel has indicated that the outcome of the lawsuit cannot be determined at this time. Management believes the claim is without merit; accordingly, no provision has been made in the financial statements for any loss that may result from litigation.


NOTE 12. RESTRUCTURING

In June 1997, the Board of Directors of the Company approved a plan to restucture the operations of the Company. The plan provided for the exiting of certain activities and the termination of three senior executive's employment agreements. The activities exited by the Company resulted in a write off approximately $572,000 of unamortized software development costs for previously capitalized software projects that were discontinued and a payment of $150,000 for early termination of a contractual arrangement. The management reorganization resulted in the Company incurring employment related termination costs of $425,000. Management classified these costs as "restructuring expense," as the costs at the time of recognition: 1) were not associated with or did not benefit activities that would be continued, 2) were not associated with or incurred to generate future revenue, and 3) represented amounts to be incurred by the Company under a contractual arrangement. Total restructuring costs recognized by the Company in 1997, as a result of its reorganization plan, was $1.1 million. There was $97,195 of restructuring costs included in accrued expenses at December 31, 1997, and subsequently paid in 1998.

NOTE 13. RESEARCH AND DEVELOPMENT

During the fiscal years ended December 31, 1998,1997 and 1996, we expensed $634,884, $873,579 and $709,618, respectively, for research and development. These expenses are included in product and market development costs in the statements of operations.

PC QUOTE, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 14. MANAGEMENT'S PLANS AND INTENTIONS FOR CONTINUING OPERATIONS

The Company incurred a net loss of approximately $6.4 million and reported a net loss available to common stockholders of approximately $7.3 million for the year ended December 31, 1998. As of December 31, 1998, the Company had an accumulated deficit of approximately $27.6 million and deficit working capital of $3.5 million. These conditions raise doubt about the Company's ability to continue as a going concern. The Company has addressed, and continues to address, this doubt.

The Company has significantly improved its gross margins through a combination of revenue growth and operating cost containment. Management expects this trend to continue in 1999, in part due to new service offerings planned for release in 1999 that they believe will result in additional revenue and increased margins. Although management believes the Company's gross margins will continue to improve, there can be no assurances that generated cash flow will be sufficient to fund operations. If generated cash flow is not sufficient to fund operations, the Company may have to raise additional capital externally. In December 1998 the Company converted $6.7 million of current debt into preferred equity and raised an additional $1.0 million in capital through a private placement of Common Stock. Interest expense related to the converted debt accounted for approximately $1.7 million of the loss reported for 1998. Altogether, the Company raised $9.2 million in capital in 1998 through the debt conversion, private placement, exercise of warrants and other sales of common stock. These transactions significantly improved the financial condition of the Company. Management's objective is to raise, if and when necessary, the minimal amount of capital for operations in order to minimize dilution to existing stockholders. Management believes it has the ability to raise additional capital, if necessary. However, any capital raised could be costly to the Company and/or dilutive to stockholders.

The Company has explored, and continues to explore multiple alternatives that may be available to the Company for the purpose of enhancing shareholder value. Such alternatives include a merger, a spin-off or sale of part of the Company's business, a strategic relationship or joint venture with another technology or financial services firm and other financing to further fund the Company's business. There can be no assurances, however, that the Company will be successful in concluding a transaction.


NOTE 15.  SUBSEQUENT EVENTS

In February 1999 the Wexford Affiliates exercised the remaining potion of their warrants and the Company issued 267,200 shares of common stock to them in exchange for $534,400.

PC QUOTE, INC.

SUPPLEMENTAL SCHEDULE II OF  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE


To the Board of Directors
PC Quote, Inc.:


Under date of March 12, 1999, we reported on the balance sheets of PC Quote, Inc. as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for the years then ended. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule of valuation and qualifying accounts for the years ended December 31, 1998 and 1997. This financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the schedule based on our audits.

In our opinion, such financial statement schedule for the years ended December 31, 1998 and 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the 1998 and 1997 information set forth therein.



KPMG LLP
Chicago, Illinois
March 12, 1999

PC QUOTE, INC.

SUPPLEMENTAL SCHEDULE II OF  FINANCIAL STATEMENTS


REPORT OF INDEPENDENT ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Board of Directors
PC Quote, Inc.
Chicago, Illinois

Our audit of the financial statements of PC Quote, Inc. as of and for the year ended December 31, 1996 included the 1996 information on Schedule II contained herein. Such schedule is presented for purposes of complying with the Security and Exchange Commission's rule and is not a required part of the basic financial statements. In our opinion, such schedule presents fairly the 1996 information set forth therein in conformity with generally accepted accounting principles.

McGLADREY & PULLEN, LLP

Schaumburg, Illinois
March 7, 1997

PC QUOTE, INC.

SUPPLEMENTAL SCHEDULE II TO THE FINANCIAL STATEMENTS


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Years Ended December 31, 1998, 1997 and 1996


----------------------------------------------------------------------------------------------------
                                 Balance at
                                Beginning of       Charged to       Deductions        Balance at
Description                        Period          Operations      From Reserves    End of Period
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Allowance for doubtful
Accounts/trade
Receivable in the
Balance sheets
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
            1998                  $346,000         $397,873         ($300,836)        $443,037
----------------------------------------------------------------------------------------------------
            1997                   234,000          683,639          (571,639)         346,000
----------------------------------------------------------------------------------------------------
            1996                    95,000          734,346          (595,346)         234,000
----------------------------------------------------------------------------------------------------