Form 10-Q
period 1999-03-31
PC QUOTE INC
filed 1999-05-17
CIK 745774

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                        ---------------------------------


                   [x] Quarterly Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act
                   of 1934 For the period ended March 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months, (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 14,830,351 shares of the Company's common stock ($.001 par value) and 47,866 shares of preferred stock ($.001 par value) were outstanding as of May 10, 1999.

                                  PC QUOTE, INC.

                                      INDEX

                                                                            PAGE
PART I.  Financial Information

Item 1.  Consolidated Balance Sheets as of March 31, 1999 and
         December 31, 1998                                                    3

         Consolidated Statements of Operations for the three month periods
         ended March 31, 1999 and 1998                                        5

         Consolidated Statements of Cash Flows for the three month periods
         ended March 31, 1999 and 1998                                        6

         Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis of:

         Results of Operations and Financial Condition                       10

         Liquidity and Capital Resources                                     14

PART II. Other Information

Item 2.  Changes in Securities                                               18

Item 6.  Exhibits and Reports on Form 8-K                                    19

         Company's Signature Page                                            20

PC QUOTE, INC.
Consolidated Balance Sheets
March 31, 1999 and December 31, 1998

                                                                             March 31,            December 31,
                                        ASSETS                                 1999                   1998
                                                                            (Unaudited)            (Audited)
                                                                            -----------           ------------
Current Assets
  Cash and cash equivalents                                                 $ 1,020,610           $ 1,139,785
  Accounts receivable, less allowance for doubtful
    accounts of: 1999: $390,117;1998: $443,037                                1,976,057             1,490,139
  Prepaid expenses and other current assets                                     111,949               114,011
                                                                            -----------           -----------
TOTAL CURRENT ASSETS                                                          3,108,616             2,743,935
                                                                            -----------           -----------
Property and equipment
  Satellite receiving equipment                                                 426,959               525,730
  Computer equipment                                                          3,322,683             4,260,589
  Communication equipment                                                       864,625             1,254,010
  Furniture and fixtures                                                        241,808               252,050
  Leasehold improvements                                                        402,692               402,692
                                                                            -----------           -----------
                                                                              5,258,767             6,695,071
Less: Accumulated depreciation and amortization                               3,181,548             4,613,526
                                                                            -----------           -----------
                                                                              2,077,219             2,081,545
                                                                            -----------           -----------
Software development costs, net of accumulated
  amortization of: 1999: $5,013,681; 1998: $4,442,673                         4,741,274             5,012,971
                                                                            -----------           -----------
Deposits and other assets                                                       183,904               214,916
                                                                            -----------           -----------
TOTAL ASSETS                                                               $ 10,111,013          $ 10,053,367
                                                                            -----------           -----------
                                                                            -----------           -----------

See Notes to Consolidated Financial Statements.

PC QUOTE, INC.
Consolidated Balance Sheets (continued)
March 31, 1999 and December 31, 1998

                                                                                                  March 31,           December 31,
                         LIABILITIES AND STOCKHOLDERS' EQUITY                                       1999                  1998
                                                                                                 (Unaudited)           (Audited)
                                                                                                 -----------          ------------
Current Liabilities
   Note payable, bank, current                                                                    $ 300,000             $ 300,000
   Accounts payable                                                                               3,922,140             4,138,517
   Accrued expenses                                                                                 472,112               218,866
   Accrued compensation                                                                             393,449               313,838
   Income taxes payable                                                                               ---                   3,161
   Unearned revenue, current                                                                      1,333,586             1,241,933
                                                                                               ------------          ------------

TOTAL CURRENT LIABILITIES                                                                         6,421,287             6,216,315
                                                                                               ------------          ------------

Note payable, bank, noncurrent                                                                      424,634               499,634
Unearned revenue, noncurrent                                                                        236,170               261,027
Accrued expenses, noncurrent                                                                        154,514               161,120
                                                                                               ------------          ------------

TOTAL NONCURRENT LIABILITIES                                                                        815,318               921,781
                                                                                               ------------          ------------

TOTAL LIABILITIES                                                                                 7,236,605             7,138,096
                                                                                               ------------          ------------

Stockholders' Equity
Preferred Stock, $.001 par value; authorized 5,000,000; issued and outstanding:
     Series A 5% convertible: 19,075 at March 31, 1999 and December 31, 1998                             19                    19
     Series B 5% convertible: 28,791 at March 31, 1999 and December 31, 1998                             29                    29
Common stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding 14,549,276 at March 31,1999 and 14,183,183 at
   December 31, 1998                                                                                 14,549                14,183
Additional paid-in capital - Series A 5% convertible preferred stock                              3,086,013             3,086,013
Additional paid-in capital - Series B 5% convertible preferred stock                              4,664,891             4,664,891
Additional paid-in capital - common stock                                                        20,635,553            19,950,981
Additional paid-in capital - convertible subordinated
    debenture and warrants                                                                        2,750,491             2,750,491
Accumulated deficit                                                                             (28,277,137)          (27,551,336)
                                                                                               ------------          ------------

TOTAL STOCKHOLDERS' EQUITY                                                                        2,874,408             2,915,271
                                                                                               ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 10,111,013          $ 10,053,367
                                                                                               ------------          ------------
                                                                                               ------------          ------------

See Notes to Consolidated Financial Statements.

PC QUOTE, INC.
Consolidated Statements of Operations

                                                                          For The Three Months Ended
----------------------------------------------------------------------------------------------------------
                                                                       March 31,               March 31,
                                                                          1999                    1998
                                                                      (Unaudited)             (Unaudited)
----------------------------------------------------------------------------------------------------------
REVENUE
   HyperFeed and LAN Services                                        $ 4,161,637            $  3,087,286
   Internet Services                                                   3,258,641               1,897,908
                                                                     -----------            ------------

TOTAL REVENUE                                                          7,420,278               4,985,194
                                                                     -----------            ------------

DIRECT COST OF SERVICES
   HyperFeed and LAN Services                                          3,101,605               2,473,929
   Internet Services                                                   2,269,874               1,567,147
                                                                     -----------            ------------

TOTAL DIRECT COST OF SERVICES                                          5,371,479               4,041,076
                                                                     -----------            ------------

GROSS MARGIN                                                           2,048,799                 944,118
                                                                     -----------            ------------

OPERATING EXPENSES
   Sales                                                                 880,838                 947,212
   General and administrative                                          1,049,687                 726,640
   Product and market development                                        593,765                 506,993
   Depreciation and amortization                                         242,830                 288,384
                                                                     -----------            ------------

TOTAL OPERATING EXPENSES                                                2,767,120              2,469,229
                                                                     -----------            ------------

LOSS FROM OPERATIONS                                                    (718,321)             (1,525,111)
                                                                     -----------            ------------

INTEREST INCOME (EXPENSE)
   Interest income                                                         7,512                   7,662
   Interest expense                                                      (14,992)               (364,039)
                                                                     -----------            ------------

NET INTEREST EXPENSE                                                      (7,480)               (356,377)
                                                                     -----------            ------------

LOSS BEFORE INCOME TAXES                                                (725,801)             (1,881,488)
INCOME TAXES                                                               ---                     ---
                                                                     -----------            ------------

NET LOSS                                                             ($  725,801)           ($ 1,881,488)
                                                                     -----------            ------------
                                                                     -----------            ------------

Basic net loss per share                                                  ($0.05)                 ($0.15)
Diluted net loss per share                                                ($0.05)                 ($0.15)

Weighted-average common shares outstanding                            14,412,358              12,546,019
----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

PC QUOTE, INC.
Statements of Cash Flows

                                                                                               For The Three Months Ended
                                                                                             -------------------------------
                                                                                              March 31,           March 31,
                                                                                                 1999                1998
                                                                                             (Unaudited)         (Unaudited)
                                                                                             -----------         -----------
Cash Flows From Operating Activities:

  Net loss                                                                                   ($ 725,801)         ($1,881,488)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization of property and equipment                                       242,830              288,384
  Provision for doubtful accounts                                                                90,000              104,000
  Amortization of software development costs                                                    571,009              520,000
  Amortization of deferred discount on convertible
    subordinated debenture                                                                         ---               203,456
  Common stock issued in lieu of cash compensation                                               17,900                 ---
  Changes in assets and liabilities:
    Accounts receivable                                                                        (575,918)            (225,447)
    Prepaid expenses and other current assets                                                     2,062                3,008
    Deposits and other assets                                                                    31,012               21,096
    Accounts payable                                                                           (216,377)             406,896
    Accrued expenses                                                                            326,251              281,208
    Accrued income taxes payable                                                                 (3,161)                 ---
    Unearned revenue                                                                             66,796              382,407
                                                                                             ----------          -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                            (173,397)             103,520
                                                                                             ----------          -----------
Cash Flows From Investing Activities:
  Purchase of property and equipment                                                           (238,504)            (255,551)
  Software development costs capitalized                                                       (299,312)            (533,877)
                                                                                             ----------          -----------

NET CASH USED IN INVESTING ACTIVITIES                                                          (537,816)            (789,428)
                                                                                             ----------          -----------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                                                        667,038            3,000,547
  Purchase and retirement of common stock                                                          ---            (2,988,949)
  Principal payments on note payable, bank                                                      (75,000)             (75,000)
                                                                                             ----------          -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                             592,038              (63,402)
                                                                                             ----------          -----------

Net decrease in cash and cash equivalents                                                      (119,175)            (749,310)
Cash and cash equivalents:
  Beginning of the period                                                                     1,139,785            1,113,130
                                                                                             ----------          -----------

  End of the period                                                                          $1,020,610          $   363,820
                                                                                             ----------          -----------
                                                                                             ----------          -----------

See Notes to Consolidated Financial Statements.

PC QUOTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

PRINCIPALS OF CONSOLIDATION: The accompanying interim consolidated financial statements include the accounts of PC Quote, Inc. and its subsidiary PCQuote.com, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated interim financial statements include all adjustments, including the elimination of all significant intercompany transactions in consolidation, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The amounts indicated as "audited" have been extracted from the Company's
December 31, 1998 annual report. For further information, refer to the financial statements and footnotes included in PC Quote's annual report on Form 10-K for the year ended December 31, 1998.

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

Amortization commences at the time of capitalization or, in the case of a new service offering, at the time the service becomes available for use. Unamortized capitalized costs determined to be in excess of the net realizable value of the product are expensed at the date of such determination. The accumulated amortization and related software development costs are removed from the respective accounts in the year following full amortization.

PC Quote, Inc.'s policy is to amortize capitalized software costs by the greater of (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight line method over the remaining estimated economic life of the product including the period being reported on, principally three to five years. The Company assesses the recoverability of its software development costs against estimated future undiscounted cash flows. Given the highly competitive environment and technological changes, it is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both may be reduced significantly.

In March 1998 the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use and provides guidance for determining whether computer software is for internal use. The Company adopted the provisions of SOP 98-1 effective January 1, 1999.

FINANCIAL INSTRUMENTS: The Company has no financial instruments for which the carrying value materially differs from fair value.

PC QUOTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted the provisions of Statement of Position 97-2, "Software Revenue Recognition," on January 1, 1998. SOP 97-2 specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement, (2) delivery, (3) fixed or determinable fee, and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to the Company's software products (including specified upgrades/enhancements) is recognized upon delivery of the products. Revenue allocated to post contract customer support is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) is recognized as the services are performed.

(2) RECLASSIFICATIONS

The statement of operations has been modified to enhance information to the stockholder. The 1998 statement of operations has been reclassified to conform to the 1999 presentation.

(3) INCOME TAXES

At December 31, 1998, the Company had federal income tax net operating loss carryforwards of approximately $26,005,000 for federal income tax purposes and approximately $24,843,000 for the alternative minimum tax. Approximately $1,058,000 of these net operating losses relate to the exercise of incentive employee stock options and will be credited directly to stockholders' equity when realized. The Company also had research and development credits of $106,000 which will expire in years 2010 to 2011 if not previously utilized. The future utilization of these net operating losses and research and development credits will be limited due to changes in Company ownership. The net operating loss carryforwards will expire, if not previously utilized, as follows: 1999:
$546,000; 2000: $1,370,000; 2001: $1,539,000; 2002: $560,000; 2003: $79,000;
2004: $576,000; 2005: $1,557,000 and thereafter $19,778,000.

(4) FINANCING AND RELATED PARTY TRANSACTIONS

On January 23, 1998, the Company completed a rights offering that entitled stockholders of record as of November 21, 1997 to purchase one additional share of common stock for each right at a price of $1.00 per share. The Company received approximately $3.0 million in gross proceeds from the sale of shares underlying exercised rights. Pursuant to the Stock and Warrant Purchase Agreement dated October 15, 1997 (the "Purchase Agreement"), between PC Quote and Imprimis Investors LLC and Wexford Spectrum Investors LLC (collectively, the "Wexford Affiliates"), the entire proceeds were used to fulfill the Company's obligation to repurchase shares from the Wexford Affiliates.

In February 1999, the Wexford Affiliates exercised the remaining portion of their common stock purchase warrants, previously acquired pursuant to the Purchase Agreement and purchased 267,200 shares of Common Stock for $534,400.

(5) SUBSEQUENT EVENTS

On April 22, 1999, the Company entered into Stock Purchase Agreements with four third-party investors. On April 23, 1999, the investors purchased 190,476 shares of common stock in exchange for $1,999,998. The investors acquired the common stock for investment purposes.

In December 1998, the Company segregated its Internet related services into a separate business unit within the Company. The Company is transferring its Internet-related services to PCQuote.com, Inc., which was incorporated in March 1999 as a wholly-owned subsidiary. On April 26, 1999, the Company's subsidiary, PCQuote.com, Inc., announced that it intends to make an initial public offering of its common stock for cash in the near future.

On April 12, 1999 the Company's wholly-owned subsidiary, PCQuote.com entered into a strategic partnership with CNNfn, the financial network. Under a limited exclusive licensing agreement, PCQuote.com will provide CNNfn's financial news to users of its financial content website, www.pcquote.com. In exchange for the limited exclusive license, CNNfn will receive, over the term of the agreement, an equity position in PCQuote.com, Inc. equivalent to 5% of the common stock outstanding at the time the agreement was executed.

                              PART I. ITEM 2

Management's Discussion and Analysis of
Results of Operations and Financial Condition

INTRODUCTION - SAFE HARBOR DISCLOSURE

The following discussion and analysis contains historical information. It also contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, particularly in reference to statements regarding our expectations, plans and objectives. You can generally identify-forward-looking statements by the use of the words "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue," or similar language. Forward-looking statements involve substantial risks and uncertainties. You should give careful consideration to cautionary statements made in this discussion and analysis. We base our statements on our current expectations. Forward-looking statements may be impacted by a number of factors, risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Our filings with the Securities and Exchange Commission identify factors that could cause material differences. Among these factors are our ability to:

     (i) fund our current and future business strategies as a going-concern either through continuing operations or external financing;
     (ii)   attract and retain key employees;
     (iii)  compete successfully against competitive products and services;
     (iv) maintain relationships with key suppliers and providers of market data; and
     (v)    respond to the effect of economic and business conditions generally.

RECENT BUSINESS DEVELOPMENTS

PC QUOTE TO BECOME HYPERFEED TECHNOLOGIES

We have submitted a request to our shareholders for approval to change our name to HyperFeed Technologies, Inc. Our subsidiary, PCQuote.com, Inc., has announced its intention to make an initial public offering of its common stock for cash. In contemplation of the offering by our subsidiary, we are seeking the name change to further differentiate the entities and eliminate confusion in the marketplace. Management believes that formally separating the two entities will permit the parent and subsidiary to focus on their relative strengths. In management's opinion, the separation will permit each entity to better (i) attract and retain key employees by relating compensation to relevant business performance, (ii) enter into strategic relationships with business partners, and (iii) permit each entity to pursue its own financing avenues. In view of the separation, the Company determined that it is in its best interest to change its name to HyperFeed Technologies, Inc. to avoid confusion in the marketplace between its business and operations and those of its subsidiary. Because its business will be primarily related to its proprietary datafeed, HyperFeed-TM- 2000, the Company believes the name HyperFeed Technologies, Inc. is more descriptive of the services they offer, while the PC Quote brand name is more descriptive of the services offered by its subsidiary. On May 6, 1999 the Company submitted a request to its stockholders for approval to change the corporate name to HyperFeed Technologies, Inc. If approved at the Company's annual meeting on June 16, 1999, the name change will become effective immediately thereafter.

PART 1.  ITEM 2

Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)

HYPERFEED 2000 NOW AVAILABLE FOR OMEGA RESEARCH PRODUCTS

On March 22, 1999 we announced the culmination of our previously announced agreement with Omega Research, Inc. (NASDAQ: OMGA). Omega Research's new 2000i series of software products is now fully compatible with HyperFeed-TM- 2000, our recently released premier datafeed. The products are available for delivery via broadcast and Internet. Our datafeed is now available for some of the most popular high-end trading software on the market. Omega Research software users can subscribe to HyperFeed-TM- 2000 online at www.pcquote.com.

HYPERFEED 2000

In March 1999 we released HyperFeed 2000, the next generation in market data technology. Combining advanced IP Multicast technologies with a new proprietary compression technique, HyperFeed 2000 boasts the flexibility and expandability to consistently deliver massive volumes of market data in true real-time. Our proprietary compression technology actually reduces bandwidth consumption allowing HyperFeed 2000 recipients to enjoy the benefits of the full T-1 HyperFeed with over 350,000 equity, option and commodity issues, including full option chains, at a fraction of the current communications cost. Our product introduction came at a time when an increasing number of data vendors were faced with imminent threats to their capacity and bandwidth capabilities. We are committed to delivering execution-quality, complete, real-time market data faster, more reliably, and cost-effectively than our competition.


JB OXFORD

In October, 1998, we entered into an agreement with JB Oxford & Co. (NASDAQ:
JBOH) to private-label our PC Quote 6.0 for Windows. We and JB Oxford released the private-labeled version, named ORQA, to JB Oxford's customers in February 1999. With the addition of ORQA, JB Oxford customers will have instant access to a wider variety of investment tools, including real-time streaming quotes, intra-day charting, time and sales and technical analysis. PC Quote will be paid a monthly fee determined by the number of JB Oxford's clients that subscribe to the service.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)



RESULTS OF OPERATIONS:
FOR THE THREE MONTHS AND QUARTER ENDED MARCH 31, 1999

Total revenue increased 49% for the first three months of 1999 to $7.4 million from $5.0 million for the comparable period in 1998. Our HyperFeed and LAN services and Internet services both posted increases for the first quarter of 1999 over 1998. HyperFeed and LAN service revenue increased $1.1 million, or 35%, from $3.1 million in 1998 to $4.2 million in 1999. Revenue growth was experienced through increases in PC Quote 6.0 subscriptions and datafeed sales. Revenue from our Internet services increased $1.4 million, or 72%, to $3.3 million for the first three months of 1999 from $1.9 million for the same period in 1998. The growth is principally due to our PC Quote 6.0 Internet service where the number of subscribers grew from 3,300 at the end of the first quarter of 1998 to 6,100 at the end of the first quarter of 1999.

Direct costs of services increased approximately 33% to $5.4 million for the first quarter of 1999 from $4.0 million in 1998. Principal components of the increase were royalties and payments to providers of market data, directly attributable to the growth in subscribers to both of our PC Quote 6.0 services, Internet and LAN. Amortization of software development costs increased slightly for the quarter from $520,000 in 1998 to $571,000 in 1999.

Direct costs associated with HyperFeed and LAN services increased from $2.5 million for the quarter ended March 31, 1998 to $3.1 million for the March 31, 1999 quarter, a 25% increase. Increases in license and exchange fees and data-feed operations were offset to a degree by cost-savings related to leased equipment and personnel costs effected in customer service and support. Amortization of software development costs was essentially unchanged at $302,000 for the 1999 quarter and $312,000 for the 1998 quarter. The resulting gross margin increased 73% to $1.1 million in 1999 from $613,000 in 1998.

Direct costs associated with Internet services increased to $2.3 million for the 1999 quarter from $1.6 million in the comparable 1998 quarter, a 45% increase. The significant growth we experienced caused us to incur increases in license and exchange fees and data acquisition and distribution costs. Savings were effected in customer support operations, principally due to lower leased equipment costs as we have been purchasing versus leasing new equipment additions. Software amortization increased 29% in the quarter to $269,000 in 1999 from $208,000 in 1998, as a result of the increase in development resources diverted to this portion of our business. The gross margin on Internet services increased from $331,000 for the first quarter of 1998 to $989,000 for the first quarter of 1999, as we were able to leverage our infrastructure and support operations.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)


Total operating expenses increased $298,000, or 12%, principally due to increases in administrative costs required for supporting operations.

Sales costs decreased 7% to $881,000 for the first three months of 1999 as compared to $947,000 for the same 1998 period. The decrease was the result of a change in our previous sales incentive compensation structure, in addition to lower sales support costs.

General and administrative expenses increased 44% to $1.0 million in the first quarter of 1999 from $727,000 for the first quarter of 1998. The increase was principally due additional personnel and related costs required in support of the increase in business, and an increased need to utilize consultants and external professionals to assist with business issues as compared to the prior year.

Product and market development costs increased $87,000, or 17%, to $594,000 for the 1999 quarter from $507,000 for the 1998 quarter. The increase was due to an increase in the number of development personnel and related costs, in addition to an increase in promotional activities.

Depreciation and amortization decreased $46,000 to $243,000 for the first three months of 1999 from $288,000 for the comparable 1998 period. The decrease is a result of a combination of lower overall equipment purchases in recent years and lower prices for equipment additions.

Interest expense was $15,000 for the first quarter of 1999 or $349,000 less than the $364,000 recognized for the first quarter of 1998. The decrease is the result of the conversion of the convertible subordinated debenture and borrowings on the credit facility into equity in December 1998. With the debt conversion the only debt on which interest is due is on our bank term loan.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)



LIQUIDITY AND CAPITAL RESOURCES:
FOR THE THREE MONTHS AND QUARTER ENDED MARCH 31, 1998

Net cash and cash equivalents declined $119,000 from year-end 1998 to $1,021,000 at the end of the first quarter of 1999. Expenditures for new equipment were $239,000, essentially the same for the first three months of 1999 versus $256,000 for the same period in 1998. Capitalized software costs of $299,000 were $235,000, or 44%, lower for the quarter ended March 31, 1999, compared to the same period for 1998, principally as a result of lower development costs and adoption of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," as required by the American Institute of Certified Public Accountants. The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use and provides guidance for determining whether computer software is for internal use. There were no new direct borrowings during the period, and the Company repaid $75,000 of the principal balance on the bank term loan. The Company received approximately $667,000 in net proceeds from (i) the purchase of Common Stock by the Wexford Affiliates through exercise of previously issued warrants (ii) the sale of shares of Common Stock to employees pursuant to the Company's Employee Stock Purchase Plan and (iii) the sale of shares of Common Stock to employees who exercised options previously granted to them under the Company's Employee Incentive Stock Option Plan.

Total revenue for the first quarter of 1999 increased 49% to $7.4 million versus $5.0 million for the 1998 period, while direct costs of services increased only 33% to $5.4 million versus $4.0 million in 1998. The resulting gross margin increased 117% from $944,000 in the 1998 quarter to $2.0 million in 1999 quarter. The increase in revenue was due to the growth in subscriptions to our PC Quote 6.0 services, both LAN and Internet, as well as an increase in datafeed sales. This together with operating cost containment contributed to our gross margin improvement. Although cash flows have improved, they are still negative and insufficient to fund operations and future growth. Consequently, we have explored, and continue to explore multiple alternatives that may be available for the purpose of enhancing stockholder value. These alternatives include a merger, a spin-off or sale of part of our business, a strategic relationship or joint venture with another technology or financial services firm and future equity financing to further fund our business. In December 1998, we segregated our Internet related services into a separate internal business unit. We incorporated the business as a wholly-owned subsidiary, PCQuote.com, Inc., on March 19, 1999 and are transferring our Internet-related services to the subsidiary. On April 26, 1999, our subsidiary, PCQuote.com, Inc., announced that it intends to make an initial public offering of its common stock for cash in the near future. We believe net proceeds from the offering will be sufficient for working capital purposes of both PCQuote.com and PC Quote.

There can be no assurances, however, that the offering will occur. If the offering does not occur, we would pursue other alternatives to raise capital. We raised a substantial amount of capital in 1998 and 1999 through the debt conversion, exercise of warrants and other sales of common stock. These transactions have significantly improved our financial condition. In order to minimize dilution to existing stockholders, our objective is to raise the minimal amount of capital for operations, if and when necessary. We believe we have the ability to raise external capital. However, any capital raised could be costly to us and/or dilutive to stockholders. There can be no assurances, however, that we will be successful in concluding a transaction.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)



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

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)



   The Testing completion percentages as of 5/10/99 are as follows:


------------------------------------------------
                       Equipment/
Areas                   Systems        Compliant
------------------------------------------------
Processing Plant          301             218
------------------------------------------------
Communications Network     35              22
------------------------------------------------

   On 5/1/99, PC Quote participated in the SIA/FIF Year 2000 Market Data Test which tested our production Processing Plant and Communications Network with quotes dated in the future to 1/3/00. This data was transmitted to us from all of the major exchanges. PC Quote has passed this Y2K test on this "mission critical" software and hardware. We are in the process of upgrading all other hardware and software to match the tested components. We have scheduled this to be completed by 6/30/99.

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

   We have participated in the full "end-to-end" Year 2000 scenario test sponsored by the Financial Information Forum in conjunction with the Securities Industry Association. This industry-wide test provided securities, options and futures exchanges and market data providers with the ability to test their systems under simulated Year 2000 conditions. Time was essentially moved forward to 1/3/00 for that test day. During this test we had a large Y2K team in-house monitoring all of our major products. This testing was performed on several different operating systems, data servers, and methods of transmission. We compared all final data and reported our results to the SIA/FIF, which informed us that we had passed the test. We plan to release the Y2K simulated data to our customers so they may do their own internal testing by 7/1/99.


------------------------------------------------------
Applications               Tested           Compliant
------------------------------------------------------
PC Quote Customer Apps       14                 12
------------------------------------------------------
3rd Party Customer Apps       5                  4
------------------------------------------------------

   All major end user applications have now been tested and are compliant. We expect to complete the testing process for the remaining three minor applications by 6/30/99.

C. Operational Infrastructure

   We are assessing our main facility and field offices for compliance in the security systems, HVAC systems, pagers, phone system, utility providers and other mission critical systems. We have started to upgrade, at minimal cost, non-compliant equipment.

   Based on our current assessment, we believe we will be able to meet our Y2K compliance goals.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)

3. Costs

As part of the ordinary course of our business, we continually develop major enhancements to our operating systems and applications. For instance, we spent three years developing the first 100% Windows NT based processing plant that was put into production in 1998. In addition to many other benefits, it is fully Y2K compliant. We have not in the past separately tracked the cost of Y2K remediation, as these efforts were incorporated into our on-going maintenance and equipment replacement program. We have started to track costs in 1999 and have spent approximately $103,550 so far this year on the cost of Year 2000. This includes internal personnel resources, hardware, software and equipment replacement and upgrades necessary to be Y2K compliant. We will be upgrading various administrative systems that use commercial third party software for accounting, billing and customer management. The total remaining cost of software, replacement equipment, and internal resources for remediation and testing to become Y2K compliant is not expected to exceed $500,000.

Based upon currently available information, we do not believe that the cost of Y2K compliance will have a material impact on our financial condition, results of operations or liquidity.

4. Risks

Achieving Y2K compliance depends on many factors. Some factors may be beyond our control, because we use services of others. Should our internal systems or the internal system of one of our critical vendors fail to achieve Y2K compliance and fail in the year 2000, our business and results of operations could be adversely affected. For example:

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

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)


5. Contingency Plans

PC Quote plans on completing at least 90% of the testing relating to the Processing Plant/Communications Network, and Retail Applications by 6/30/99. All testing, including internal infrastructure, is scheduled to be completed by 7/30/99. We have not started extensive contingency planning because we are concentrating our efforts on remediation and testing. We believe effective contingency planning should not begin until after these phases are complete. We expect to begin comprehensive contingency planning at the start of the third quarter of 1999.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES


On February 4, 1999 Imprimis Investors LLC and Wexford Spectrum Investors LLC exercised the remaining portion of their common stock purchase warrants, previously acquired pursuant to the Stock and Warrant Purchase Agreement dated October 15, 1997, and purchased 267,200 shares of common stock for $534,400.

During the first quarter of 1999, we issued 32,922 shares of our common stock to employees, who purchased the shares under our Employee Stock Purchase Plan.

During the first quarter of 1999, 61,225 shares of our common stock were purchased by employees who exercised stock options granted to them under our Employee Incentive Stock Option Plan.

During the first quarter of 1999, we issued 4,746 shares of our common stock to our Chairman and Chief Executive Officer, in lieu of cash salary payments, under an agreement approved by our Board Of Directors in which the Chairman would receive the shares at market price.

Part II. OTHER INFORMATION
ITEM 6. EXHIBITS and REPORTS on FORM 8-K


(a) FINANCIAL STATEMENTS

The financial statements of the Company are filed herewith in Item 1 of this report.

(b) REPORTS ON FORM 8-K

In the first quarter of the period covered by this report, we filed a Report on Form 8-K dated January 12, 1999 reporting, in Item 5. Other Events, the stockholder approval and closing of conversion of debt into equity of the Company and that the Company completed a private placement of common stock and warrants.

(c) EXHIBITS



27. Financial Data Schedule

                                 SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PC QUOTE, INC.



Date:  May 17, 1999

By:    /s/ Jim R. Porter
       --------------------
       Jim R. Porter
       Chairman and Chief Executive Officer

By:   /s/ John E. Juska
      --------------------
      John E. Juska
      Chief Financial Officer and Principal Accounting Officer