Form 10-Q
period 1999-06-30
HYPERFEED TECHNOLOGIES INC
filed 1999-08-16
CIK 745774

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                        ---------------------------------

                 [x] Quarterly Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934
                        For the period ended June 30, 1999
                                       Or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                          -------------to--------------

                     ---------------------------------------

                         Commission file number 0-13093
                I.R.S. Employer Identification Number 36-3131704

                          HYPERFEED TECHNOLOGIES, INC.
                            (a Delaware Corporation)
                         (Formerly named PC Quote, Inc.)

                                  300 S. Wacker
                             Chicago, Illinois 60606
                            Telephone (312) 913-2800


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months, (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 15,000,671 shares of the Company's common stock ($.001 par value) and 47,866 shares of preferred stock ($.001 par value) were outstanding as of July 28, 1999.

                                         HYPERFEED TECHNOLOGIES, INC.

                                                     INDEX

                                                                                           PAGE
PART I.    Financial Information

Item 1.    Consolidated Balance Sheets as of June 30, 1999 and
           December 31, 1998                                                                3

           Consolidated Statements of Operations for the six month periods
           ended June 30, 1999 and 1998                                                     5

           Consolidated Statements of Operations for the three month periods
           ended June 30, 1999 and 1998                                                     6

           Consolidated Statements of Cash Flows for the six month periods
           ended June 30, 1999 and 1998                                                     7

           Notes to Consolidated Financial Statements                                       8

Item 2.    Management's Discussion and Analysis of:

           Results of Operations and Financial Condition                                   13

           Liquidity and Capital Resources                                                 17

PART II.   Other Information

Item 2.    Changes in Securities                                                           21

Item 6.    Exhibits and Reports on Form 8-K                                                23

           Company's Signature Page                                                        24

HYPERFEED TECHNOLOGIES, INC.
Consolidated Balance Sheets
June 30, 1999 and December 31, 1998

                                                                      June 30,            December 31,
                                        ASSETS                          1999                  1998
                                                                     (Unaudited)           (Audited)
                                                                   --------------         -------------
Current Assets
  Cash and cash equivalents                                           $ 1,838,561           $ 1,139,785
  Accounts receivable, less allowance for doubtful
    accounts of: 1999: $677,876;1998: $443,037                          2,273,420             1,490,139
  Prepaid license fees, current                                         1,680,000              ---
  Prepaid expenses and other current assets                               593,893               114,011
                                                                   --------------         -------------


TOTAL CURRENT ASSETS                                                    6,385,874             2,743,935
                                                                   --------------         -------------

Property and equipment
  Satellite receiving equipment                                           436,759               525,730
  Computer equipment                                                    3,748,486             4,260,589
  Communication equipment                                               1,072,311             1,254,010
  Furniture and fixtures                                                  245,746               252,050
  Leasehold improvements                                                  402,692               402,692
                                                                   --------------         -------------

                                                                        5,905,994             6,695,071
Less: Accumulated depreciation and amortization                         3,464,353             4,613,526
                                                                   --------------         -------------

                                                                        2,441,641             2,081,545
                                                                   --------------         -------------
Prepaid license fees, net of accumulated
  amortization of $350,000                                              3,850,000               ---
                                                                   --------------         -------------

Software development costs, net of accumulated
  amortization of: 1999: $5,614,089; 1998: $4,442,673                   4,450,717             5,012,971
                                                                   --------------         -------------

Deposits and other assets                                                  98,930               214,916
                                                                   --------------         -------------

TOTAL ASSETS                                                         $ 17,227,162          $ 10,053,367
                                                                   --------------         -------------
                                                                   --------------         -------------

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Balance Sheets (continued)
June 30, 1999 and December 31, 1998

                                                                                                 June 30,            December 31,
                         LIABILITIES AND STOCKHOLDERS' EQUITY                                      1999                  1998
                                                                                               (Unaudited)            (Audited)
                                                                                             --------------         -------------
Current Liabilities
   Note payable, bank, current                                                                    $ 300,000             $ 300,000
   Accounts payable                                                                               3,245,020             4,138,517
   Accrued expenses                                                                               1,722,089               218,866
   Accrued compensation                                                                             451,987               313,838
   Income taxes payable                                                                                 ---                 3,161
   Unearned revenue, current                                                                      1,952,848             1,241,933
                                                                                             --------------         -------------
TOTAL CURRENT LIABILITIES                                                                         7,671,944             6,216,315
                                                                                             --------------         -------------
   Note payable, bank, noncurrent                                                                   349,634               499,634
   Unearned revenue, noncurrent                                                                      30,200               261,027
   Accrued expenses, noncurrent                                                                     115,739               161,120
   Minority interests                                                                                66,564                   ---
                                                                                             --------------         -------------
TOTAL NONCURRENT LIABILITIES                                                                        562,137               921,781
                                                                                             --------------         -------------
TOTAL LIABILITIES                                                                                 8,234,081             7,138,096
                                                                                             --------------         -------------
Stockholders' Equity
Preferred Stock, $.001 par value; authorized 5,000,000 shares; issued and outstanding:
    Series A 5% convertible: 19,075 shares at June 30, 1999 and December 31, 1998                        19                   19
    Series B 5% convertible: 28,791 shares at June 30, 1999 and December 31, 1998                        29                   29
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding
   14,990,177 shares at June 30,1999 and 14,183,183 shares at December 31, 1998                      14,990               14,183
Additional paid-in capital - Series A 5% convertible preferred stock                              3,086,013            3,086,013
Additional paid-in capital - Series B 5% convertible preferred stock                              4,664,891            4,664,891
Additional paid-in capital - common stock                                                        22,987,933           19,950,981
Additional paid-in capital - convertible subordinated debenture and warrants                      8,630,491            2,750,491
Accumulated deficit                                                                             (30,391,285)         (27,551,336)
                                                                                             --------------         -------------

TOTAL STOCKHOLDERS' EQUITY                                                                        8,993,081             2,915,271
                                                                                             --------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 17,227,162          $ 10,053,367
                                                                                             --------------         -------------
                                                                                             --------------         -------------

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Statements of Operations

                                                                           For The Six Months Ended
---------------------------------------------------------------- ----------------------- ------------------
                                                                        June 30,                June 30,
                                                                          1999                    1998
                                                                      (Unaudited)             (Unaudited)
---------------------------------------------------------------- ----------------------- ------------------
REVENUE
   HyperFeed Services                                               $  8,528,508           $  6,360,153
   Internet Services                                                   6,943,801              4,376,152
                                                                     ------------           ------------
TOTAL REVENUE                                                         15,472,309             10,736,305
                                                                     -----------            -----------
DIRECT COST OF SERVICES
   HyperFeed Services                                                  6,591,629              5,034,235
   Internet Services                                                   5,789,124              3,136,570
                                                                     ------------           ------------
TOTAL DIRECT COST OF SERVICES                                         12,380,753              8,170,805
                                                                     -----------            ------------
GROSS MARGIN                                                           3,091,556              2,565,500
                                                                     ------------           ------------
OPERATING EXPENSES
   Sales                                                               1,792,089              2,036,208
   General and administrative                                          2,390,227              1,635,345
   Product and market development                                      1,150,677              1,138,552
   Depreciation and amortization                                         525,635                595,018
                                                                    -------------          -------------
TOTAL OPERATING EXPENSES                                               5,858,628              5,405,123
                                                                    ------------           ------------
LOSS FROM OPERATIONS                                                  (2,767,072)            (2,839,623)
                                                                    ------------           ------------
OTHER INCOME (EXPENSE)
   Interest income                                                        22,584                 11,956
   Interest expense                                                      (28,897)            (1,419,563)
   Loss on sale of minority interest in PCQuote.com, Inc.                (88,386)                   ---
                                                                    --------------         ------------
NET OTHER EXPENSE                                                        (94,699)            (1,407,607)
                                                                    ---------------        ------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                        (2,861,771)            (4,247,230)
INCOME TAXES                                                                 ---                   ---
                                                                    ---------------        ------------
LOSS BEFORE MINORITY INTEREST                                         (2,861,771)            (4,247,230)
   Minority interest in loss                                              21,822                   ---
                                                                    ---------------        ------------
NET LOSS                                                            ($ 2,839,949)          ($ 4,247,230)
                                                                    ---------------        ------------
                                                                    ---------------        ------------
Basic net loss per share                                               ($0.19)                ($0.34)
Diluted net loss per share                                             ($0.19)                ($0.34)

Weighted-average common shares outstanding                            14,588,890             12,615,262
---------------------------------------------------------------- ----------------------- ----------------

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Statements of Operations

                                                                          For The Three Months Ended
---------------------------------------------------------------- ----------------------- ------------------
                                                                        June 30,                June 30,
                                                                          1999                    1998
                                                                      (Unaudited)             (Unaudited)
---------------------------------------------------------------- ----------------------- ------------------
REVENUE
   HyperFeed Services                                                $  4,366,871           $  3,272,867
   Internet Services                                                    3,685,160              2,478,244
                                                                     ------------           ------------
TOTAL REVENUE                                                           8,052,031              5,751,111
                                                                     ------------           ------------
DIRECT COST OF SERVICES
   HyperFeed Services                                                   3,490,024              2,560,306
   Internet Services                                                    3,519,250              1,569,423
                                                                     ------------           ------------
TOTAL DIRECT COST OF SERVICES                                           7,009,274              4,129,729
                                                                     ------------           ------------
GROSS MARGIN                                                            1,042,757              1,621,382
                                                                     ------------           ------------
OPERATING EXPENSES
   Sales                                                                  911,251              1,088,996
   General and administrative                                           1,340,540                908,705
   Product and market development                                         556,912                631,559
   Depreciation and amortization                                          282,805                306,634
                                                                     -------------          -------------
TOTAL OPERATING EXPENSES                                                3,091,508              2,935,894
                                                                     ------------           ------------
LOSS FROM OPERATIONS                                                   (2,048,751)            (1,314,512)
                                                                     ------------           ------------
OTHER INCOME (EXPENSE)
   Interest income                                                         15,072                  4,294
   Interest expense                                                       (13,905)            (1,055,524)
   Loss on sale of minority interest in PCQuote.com, Inc.                 (88,386)                   ---
                                                                     ------------           ------------
NET OTHER (EXPENSE)                                                       (87,219)            (1,051,230)
                                                                     ------------           ------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                         (2,135,970)            (2,365,742)
INCOME TAXES                                                                  ---                    ---
                                                                     ------------           -------------
LOSS BEFORE MINORITY INTEREST                                          (2,135,970)            (2,365,742)
   Minority interest in loss                                               21,822                     ---
                                                                     ------------           -------------
NET LOSS                                                             ($ 2,114,148)          ($ 2,365,742)
                                                                     ------------           -------------
                                                                     ------------           -------------
Basic net loss per share                                                 ($0.14)                ($0.19)
Diluted net loss per share                                               ($0.14)                ($0.19)

Weighted-average common shares outstanding                             14,796,041             12,749,435
-----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

                                                                                              For The Six Months Ended
                                                                                         -----------------------------------
                                                                                             June 30,            June 30,
                                                                                               1999                1998
                                                                                           (Unaudited)          (Unaudited)
                                                                                         --------------        -------------
Cash Flows From Operating Activities:
  Net loss                                                                                  ($2,839,949)         ($4,247,230)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization of property and equipment                                       525,635              595,018
  Provision for doubtful accounts                                                               430,000              209,000
  Amortization of software development costs                                                  1,171,417              977,000
  Amortization of deferred discount on convertible
    subordinated debenture                                                                          ---            1,096,402
  Amortization of value assigned to common stock warrant
    issued in lieu of cash license fees                                                         350,000                  ---
  Common stock issued in lieu of cash compensation                                               39,886               59,681
  Minority interest in loss                                                                     (21,822)                  ---
  Loss on sale of minority interest in PCQuote.com, Inc.                                         88,386                   ---
  Changes in assets and liabilities:
    Accounts receivable                                                                      (1,213,281)            (598,369)
    Prepaid expenses and other current assets                                                  (479,882)             (72,357)
    Deposits and other assets                                                                   115,986               38,213
    Accounts payable                                                                           (893,497)           1,117,931
    Accrued expenses                                                                          1,595,991              (61,987)
    Accrued income taxes payable                                                                 (3,161)              (5,192)
    Unearned revenue                                                                            480,088              373,555
                                                                                         --------------        -------------

NET CASH USED IN OPERATING ACTIVITIES                                                          (654,203)            (518,335)
                                                                                         --------------        -------------
Cash Flows From Investing Activities:
  Purchase of property and equipment                                                           (885,731)            (412,115)
  Software development costs capitalized                                                       (609,163)            (967,112)
                                                                                         --------------        -------------

NET CASH USED IN INVESTING ACTIVITIES                                                        (1,494,894)          (1,379,227)
                                                                                         --------------        -------------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                                                      2,997,873            3,951,727
  Purchase and retirement of common stock                                                           ---           (2,988,949)
  Principal payments on note payable, bank                                                     (150,000)            (150,000)
                                                                                         --------------        -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     2,847,873              812,778
                                                                                         --------------        -------------

Net increase (decrease) in cash and cash equivalents                                            698,776           (1,084,784)
Cash and cash equivalents:
  Beginning of the period                                                                     1,139,785            1,113,130
                                                                                         --------------        -------------

  End of the period                                                                          $1,838,561          $    28,346
                                                                                         --------------        -------------
                                                                                         --------------        -------------

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION: The accompanying interim consolidated financial statements include the accounts of HyperFeed Technologies, Inc. (the "Company", formerly PC Quote, Inc.) and its subsidiary, PCQuote.com, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements include all adjustments, including the elimination of all significant intercompany transactions in consolidation, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The amounts indicated as "audited" have been extracted from the Company's December 31, 1998 annual report. For further information, refer to the financial statements and footnotes included in PC Quote's annual report on Form 10-K for the year ended December 31, 1998.

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

HyperFeed Technologies, Inc.'s policy is to amortize capitalized software costs by the greater of (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight line method over the remaining estimated economic life of the product including the period being reported on, principally three to five years. The Company assesses the recoverability of its software development costs against estimated future undiscounted cash flows. Given the highly competitive environment and technological changes, it is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both may be reduced significantly.

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

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(2) RECLASSIFICATIONS

The statement of operations has been modified to enhance information to the stockholder. The 1998 statements of operations and cash flows have been reclassified to conform to the 1999 presentation.

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

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) TRANSACTIONS WITH AFFILIATES

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

During the second quarter of 1998, the Wexford Affiliates exercised 143,300 warrants, previously acquired pursuant to the Purchase Agreement, and purchased 143,300 shares of Common Stock of the Company for $286,600.

In February 1999, the Wexford Affiliates exercised 267,200 warrants, previously acquired pursuant to the Purchase Agreement, and purchased 267,200 shares of Common Stock for $534,400.

On May 19, 1998, PICO Holdings, Inc. exercised a portion of its warrant, acquired in connection with a May 1997 financing transaction with the Company, and purchased 320,000 shares of Common Stock of the Company for $500,000.

(5) FINANCING AND EQUITY TRANSACTIONS

On April 19, 1999, a third-party investor exercised its warrant, acquired in connection with a December 1998 private placement, and acquired 80,000 shares of the Company's common stock in exchange for $150,000.

On April 22, 1999, the Company entered into Stock Purchase Agreements with four third-party investors. On April 23, 1999, the investors purchased 190,476 shares of common stock in exchange for $1,999,998. The investors acquired the common stock for investment purposes.

On June 11, 1999, a third-party investor exercised its warrant, acquired in connection with a December 1998 private placement, and acquired 120,000 shares of the Company's common stock in exchange for $225,000.

On June 16, 1999, the stockholders of the Company approved the 1999 Combined Incentive and Non-statutory Stock Option Plan, previously approved by the Company's Board of Directors in March 1999. There are 4,000,000 shares reserved for issuance under this Plan. The plan terminates in March 2009, unless terminated sooner by the Company's Board of Directors. The plan authorizes the award of options and restricted stock purchase rights. The plan will be administered by the Company's Board of Directors or a committee appointed by the Company's Board of Directors. The administrator has the authority to interpret the plan, grant awards and make all other determinations necessary to administer the plan. Stock options are exercisable for a period not to exceed ten years from the date of the grant and, to the extent determined at the time of grant, may be paid for in cash or by a reduction in the number of shares issuable upon exercise of the option.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 1998, the Company segregated its Internet related services into a separate business unit within the Company. The Company is transferring its Internet-related services to PCQuote.com, Inc., which was incorporated in March 1999 as a wholly-owned subsidiary.

On April 12, 1999, PCQuote.com, Inc. entered into a 3 1/2 year agreement with CNNFN. Under the limited exclusive licensing agreement, CNNFN granted PCQuote.com a license to display on PCQuote.com's web sites certain headlines from CNNFN original stories published on the CNNFN Web site at cnnfn.com. In connection with the agreement, PCQuote.com issued to CNNFN a warrant to acquire 515,790 shares (after giving effect to the 9,800-for-one stock split approved by PCQuote.com's Board of Directors) of common stock, representing a five percent interest in the common stock of PCQuote.com outstanding prior to its planned initial public offering. On June 9, 1999, PCQuote.com filed a registration statement with the Securities and Exchange Commission relating to a planned initial public offering of 7,750,000 shares of its common stock. The planned common stock offering consists of 5,800,000 shares to be issued by PCQuote.com and 1,950,000 shares to be sold by the Company. The Company estimated that the warrant had a fair value of $5.88 million. The fair value was recorded as additional paid in capital and current and non-current prepaid license fees, which will be amortized over the term of the agreement. The warrant vests 25% upon execution of the agreement with an additional 25% vested on each of the three succeeding anniversary dates after execution, and has an aggregate exercise price of $.52.

On April 29, 1999, CNNFN exercised the vested portion of its warrant and acquired 128,948 shares of common stock. The minority interest owned by CNNFN as of and for the six months ended June 30, 1999 has been included in the accompanying consolidated financial statements.

PCQuote.com adopted its 1999 Combined Incentive and Non-statutory Stock Option Plan in May 1999. There are 1,538,600 shares of common stock reserved for issuance under this plan. The plan terminates in September 2009, unless terminated sooner by PCQuote.com's Board of Directors. The plan authorizes the award of options and restricted stock purchase rights. The plan will be administered by PCQuote.com's Board of Directors or a committee appointed by PCQuote.com's Board of Directors. The administrator has the authority to interpret the plan, grant awards and make all other determinations necessary to administer the plan. Stock options are exercisable for a period not to exceed ten years from the date of the grant and, to the extent determined at the time of grant, may be paid for in cash or by a reduction in the number of shares issuable upon exercise of the option.

On June 4, 1999, PCQuote.com amended its articles of incorporation to increase its authorized common stock to 74,000,000 shares and authorized 1,000,000 shares of $.01 par value preferred stock for future issuance. On June 8, 1999, the Board of Directors approved a 9,800-for-one stock split of PCQuote.com's outstanding common stock.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) COMMITMENTS AND CONTINGENCIES

In connection with the formation and transfer of its Internet business to its subsidiary, PCQuote.com, on May 28, 1999, the Company and Townsend Analytics, Ltd. ("Townsend") entered into an agreement to terminate their Software Distributor Agreement dated December 4, 1995. Pursuant to the terms of the termination agreement, the Company is obligated to pay Townsend one million dollars within ninety days after execution of the agreement. The Company and PCQuote.com subsequently entered into separate new license agreements with Townsend Analytics for the right to use the LAN and Internet versions, respectively, of the software application which is marketed as PCQuote 6.0 RealTick. The new agreements replaced the prior agreement between Townsend Analytics and the Company. The initial term of the agreements ends December 4, 2000. Pursuant to the terms of the new agreements, the Company and PCQuote.com are each required to pay a minimum royalty to Townsend of $220,000 per month and a cumulative minimum royalty of $5,000,000 each over the initial term of the agreements. Under the terms of its new agreement with Townsend, the Company guarantees the obligation of its subsidiary, PCQuote.com, and receives a credit towards its minimum commitment obligations to the extent that PCQuote.com's actual royalty payments exceed its minimum commitments.

The Company is a party to various legal proceedings incidental to its business operations, none of which is expected to have a material effect on the financial condition or results of operations of the Company.

                                 PART I. ITEM 2


Management's Discussion and Analysis of
Results of Operations and Financial Condition


INTRODUCTION - SAFE HARBOR DISCLOSURE

The following discussion and analysis contains historical information. It also contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, particularly in reference to statements regarding our expectations, plans and objectives. You can generally identify forward-looking statements by the use of the words "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue," or similar language. Forward-looking statements involve substantial risks and uncertainties. You should give careful consideration to cautionary statements made in this discussion and analysis. We base our statements on our current expectations. Forward-looking statements may be impacted by a number of factors, risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Our filings with the Securities and Exchange Commission identify factors that could cause material differences. Among these factors are our ability to:

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

RECENT BUSINESS DEVELOPMENTS

PC QUOTE CHANGES NAME TO HYPERFEED TECHNOLOGIES

On June 16, 1999, at their annual meeting, shareholders of PC Quote, Inc. considered, voted on, and approved the proposal to change the corporate name to HyperFeed Technologies, Inc. As previously reported, the reason for the name change was to further differentiate HyperFeed and its subsidiary, PCQuote.com, Inc., and eliminate potential confusion in the marketplace.

HYPERFEED INCORPORATES SUBSIDIARY PCQUOTE.COM, INC.

In December 1998, the Company segregated its Internet related services into a separate business unit within the Company. HyperFeed is transferring its Internet-related services to PCQuote.com, Inc., which was incorporated in March 1999 as a wholly-owned subsidiary. Management believes that formally separating the two entities will permit the parent and subsidiary to focus on their relative strengths. In management's opinion, the separation will permit each entity to better (i) attract and retain key employees by relating compensation to relevant business performance, (ii) enter into strategic relationships with business partners, and (iii) permit each entity to pursue its own financing avenues.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)

PCQUOTE.COM FILES FOR INITIAL PUBLIC OFFERING

On June 9, 1999, PCQuote.com filed a registration statement with the Securities and Exchange Commission relating to a planned initial public offering of 7,750,000 shares of its common stock. The planned common stock offering consists of 5,800,000 shares to be issued by PCQuote.com and 1,950,000 shares to be sold by HyperFeed. The initial filing range of the public offering price for the common stock was between $12.00 and $14.00 per share.

In contemplation of the planned initial public offering, HyperFeed and our subsidiary, PCQuote.com, will enter into agreements, effective March 31, 1999, governing interim and ongoing relationships, including a Contribution and Separation Agreement, Maintenance Agreement, DataFeed License Agreement, Services Agreement, Non-Competition Agreement, Registration Rights Agreement and Tax Indemnification and Allocation Agreement. Under the Contribution and Separation Agreement, HyperFeed would transfer assets related to its Internet operations to PCQuote.com and PCQuote.com would assume the liabilities related to those Internet operations. Under the Services Agreement, HyperFeed will perform transitional services for, and provide office space to PCQuote.com for $213,500 per month through September 1999, $163,500 per month thereafter through December 1999, $138,500 per month thereafter through March 2000 and $113,500 per month thereafter through June 30, 2000. Under the Maintenance Agreement, PCQuote.com will receive software features, upgrades and enhancements to PCQuote Orbit and will pay HyperFeed 3% of gross revenues obtained from use or sublicensing of PCQuote Orbit. Under the Data Feed Agreement, PCQuote.com will be entitled to use HyperFeed 2000 for a monthly fee based on the number of users and quotes accessed.

HYPERFEED 2000 NOW AVAILABLE FOR OMEGA RESEARCH PRODUCTS

On March 22, 1999, we announced the culmination of our previously announced agreement with Omega Research, Inc. (NASDAQ: OMGA). Omega Research's new 2000i series of software products is now fully compatible with HyperFeed 2000, our recently released premier datafeed. The products are available for delivery via broadcast and Internet. Our datafeed is now available for some of the most popular high-end trading software on the market. Omega Research software users can subscribe to HyperFeed 2000 online at www.pcquote.com.

HYPERFEED 2000

 In March 1999, we released HyperFeed 2000, the next generation in market data technology. Combining advanced IP Multicast technologies with a new proprietary compression technique, HyperFeed 2000 boasts the flexibility and expandability to consistently deliver massive volumes of market data in true real-time. Our proprietary compression technology actually reduces bandwidth consumption allowing HyperFeed 2000 recipients to enjoy the benefits of the full T-1 HyperFeed with over 350,000 equity, option and commodity issues, including full option chains, at a fraction of the current communications cost. Our product introduction came at a time when an increasing number of data vendors were faced with imminent threats to their capacity and bandwidth capabilities. We are committed to delivering execution-quality, complete, real-time market data faster, more reliably, and cost-effectively than our competition.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)


RESULTS OF OPERATIONS:
FOR THE SIX MONTHS AND QUARTER ENDED JUNE 30, 1999

Total revenue increased 44.1% to $15.5 million for the six months ended June 30, 1999, and 40.0% to $8.1 million for the quarter ended June 30, 1999 versus the comparable prior year periods. Our HyperFeed services and Internet services both posted increases for the first six months of 1999 over 1998 and for the quarter ended June 30, 1999 over 1998. For the first six months of 1999, HyperFeed service revenue increased $2.2 million, or 34.1%, from $6.3 million in same period in 1998 to $8.5 million in 1999. For the quarter ended June 30, 1999, HyperFeed service revenue increased $1.1 million, or 33.4%, from $3.3 million in 1998 to $4.4 million in 1999. Revenue growth was experienced through increases in PC Quote 6.0 subscriptions and datafeed sales. Revenue from our Internet services increased $2.5 million, or 58.7%, to $6.9 million for the first six months of 1999 from $4.4 million for the same period in 1998. For the second quarter in 1999, revenue from Internet services increased $1.2 million, or 48.7%, from $2.5 million in 1998 to $3.7 million in 1999. The increase is directly attributable to the growth in the number of subscribers to our PC Quote 6.0 Internet service offering.

Direct costs of services increased 51.5% to $12.4 million for the six months ended June 30, 1999 from $8.2 million for the comparable 1998 period, and increased 69.7% to $7.0 million for the quarter ended June 30,1999 as compared to $4.1 million for the comparable 1998 period. Principal components of the increase were royalties and payments to providers of market data, directly attributable to the growth in subscribers to both of our PC Quote
6.0 services, Internet and HyperFeed, in addition to a one-time $1.0 million charge incurred in connection with the termination of our software distributor agreement with Townsend Analytics and entering into two separate new agreements between Townsend and ourselves and our subsidiary, PCQuote.com. Amortization of software development costs increased for the six months from $977,000 in 1998 to $1,171,000 in 1999. Also included in direct costs for the quarter and six months ended June 30, 1999 is a non-cash charge of $350,000 for amortization of prepaid license fees as a result of the value assigned to the warrant issued to CNNFN in exchange for the 3 1/2 year license agreement with PCQuote.com.

Direct costs associated with HyperFeed services increased from $5.0 million for the six months ended June 30, 1998 to $6.6 million for the first six months of 1999, a 30.9% increase. For the quarter ended June 30, 1999, direct costs associated with HyperFeed services were $3.5 million, a 36.3% increase from $2.6 million in the same period of 1998. Increases in license and exchange fees, including $500,000 of the $1.0 million termination payment, and data-feed operations were offset to a degree by cost-savings related to leased equipment and personnel costs effected in customer service and support. Amortization of software development costs increased 7.7% to $630,000 for the first six months of 1999 from $585,000 for the same period in 1998. For the quarter ended June 30, 1999, amortization of software development costs increased 19.7% to $328,000, from $274,000 in the second quarter of 1998. For the first six months of 1999, resulting gross margin increased 46.1% to $1.9 million in 1999 from $1.3 million in 1998. For the quarter ended June 30, 1999, the resulting gross margin for HyperFeed services was $877,000, an increase of 23.1% from $713,000 in the second quarter of 1998.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)


Direct costs associated with Internet services increased to $5.8 million for the first six months of 1999 from $3.1 million in the comparable 1998 period, an 84.6% increase. For the quarter ended June 30, 1999, direct costs associated with Internet services were $3.5 million, a 124.2% increase from $1.6 million in the same period of 1998. The significant growth we experienced caused us to incur increases in license and exchange fees and data acquisition and distribution costs. Also contributing to the increase was $500,000 of the $1.0 million termination charge. Software amortization increased 38.3% for the first six months to $542,000 in 1999 from $392,000 in 1998, as a result of the increase in development resources directed to this portion of our business. Software amortization increased for the second quarter from $183,000 in 1998 to $273,000 in 1999. The gross margin on Internet services was unchanged at $1.2 million for the first six months of 1998 and 1999. Internet services gross margin decreased from $909,000 in the second quarter of 1998 to $166,000 for the same period in 1999.

Total operating expenses increased 8.4% to $5.9 million for the six months ended June 30, 1999 from $5.4 million for the comparable 1998 period, and increased 5.3% to $3.1 million for the quarter ended June 30,1999 as compared to $2.9 million for the comparable 1998 period.

Sales costs decreased 12.0% to $1.8 million for the first six months of 1999 as compared to $2.0 million for the same 1998 period. For the second quarter of 1999, sales costs were $911,000, a 16.3% decrease from the prior year period of $1.1 million. The decrease was the result of a change in our previous sales incentive compensation structure, in addition to lower sales support costs.

General and administrative expenses increased 46.2% to $2.4 million in the first six months of 1999 from $1.6 million for the first six months of 1998. For the quarter ended June 30, 1999, general and administrative expenses increased 47.5% to $1.3 million from $909,000 in same period in 1998. The increase was principally due to additional personnel and related costs required in support of the increase in business, an increase in the provision for bad debts, reflective of the higher sales level, increases in professional and additional management personnel and related costs associated with the staffing of PCQuote.com as a separate entity.

Product and market development costs increased 1.1% to $1,151,000 for the six months ended June 30, 1999 from $1,139,000 for the comparable 1998 period, and decreased 11.8% to $557,000 for the quarter ended June 30,1999 as compared to $632,000 for the comparable 1998 period. The increase was due to an increase in the number of development personnel and related costs, in addition to an increase in promotional activities. The decrease for the quarter is due to lower market development expenditures as compared to the prior year.

Depreciation and amortization decreased 11.7% to $526,000 for the first six months of 1999 from $595,000 for the comparable 1998 period, and decreased 7.8% to $283,000 in the second quarter of 1999 from $307,000 for the comparable 1998 period. The decrease is a result of a combination of lower overall equipment purchases in recent years and lower prices for equipment additions.

Interest expense was $29,000 for the first six months of 1999 or $1.4 million less than the first six months of 1998. For the second quarter of 1999, interest expense was $14,000 compared to $1.1 million in the same period of 1998. The decrease is the result of the conversion of the convertible subordinated debenture and borrowings on the credit facility into equity in December 1998. With the debt conversion the only debt on which interest is due is on our bank term loan.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)


LIQUIDITY AND CAPITAL RESOURCES:
FOR THE SIX MONTHS AND QUARTER ENDED JUNE 30, 1999

Net cash and cash equivalents increased $699,000 from year-end 1998 to $1,839,000 at the end of the second quarter of 1999. Prepaid expenses and other current assets increased $480,000 for the six months ended June 30, 1999 compared to $72,000 for the same period of 1998. The principal reason for this increase was expenditures relating to our planned stock offering in our subsidiary, PCQuote.com, Inc. Expenditures for new equipment were $886,000, an increase of $474,000, or 115%, from $412,000 for the same period in 1998. The increase in expenditures was to support the growth in our business, as well as improve our communications and ticker processing infrastructure. Capitalized software costs of $609,000 were $358,000, or 37%, lower for the six months ended June 30, 1999, compared to the same period for 1998, principally as a result of lower development costs associated with capitalized projects. There were no new direct borrowings during the six months, and the Company repaid $150,000 of the principal balance on the bank term loan. The Company received approximately $3.0 million in net proceeds from (i) the sale of common stock to four third-party investors in a private placement, (ii) the purchase of common stock by two third-party investors through exercise of previously issued warrants, (iii) the sale of shares of common stock to employees pursuant to the Company's Employee Stock Purchase Plan and (iv) the sale of shares of common stock to employees who exercised options previously granted to them under the Company's Employee Incentive Stock Option Plan.

Total revenue for the first six months of 1999 increased 44% to $15.5 million versus $10.7 million for the 1998 period, while direct costs of services increased 51.5% to $12.4 million versus $8.2 million in 1998. The resulting gross margin increased 20.5% from $2.6 million for the first six months of 1998 to $3.1 million for the first six months of 1999. The increase in revenue was due to the growth in subscriptions to our PC Quote 6.0 services, both HyperFeed and Internet, as well as an increase in datafeed sales. This together with operating cost containment contributed to our gross margin improvement. Although cash flows have improved, they are still negative and insufficient to fund operations and future growth. Consequently, we have explored, and continue to explore multiple alternatives that may be available for the purpose of enhancing stockholder value. These alternatives include a merger, a spin-off or sale of part of our business, a strategic relationship or joint venture with another technology or financial services firm and future equity financing to further fund our business. In December 1998, we segregated our Internet related services into a separate internal business unit. We incorporated the business as a wholly-owned subsidiary, PCQuote.com, Inc., on March 19, 1999 and are transferring our Internet-related services to the subsidiary. On June 9, 1999, PCQuote.com filed a registration statement with the Securities and Exchange Commission relating to a planned initial public offering of 7,750,000 shares of its common stock. The planned common stock offering consists of 5,800,000 shares to be issued by PCQuote.com and 1,950,000 shares to be sold by us. The initial filing range of the public offering price for the common stock was between $12.00 and $14.00 per share. We believe net proceeds from the offering will be sufficient for working capital purposes of both PCQuote.com and HyperFeed Technologies.

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

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)


YEAR 2000 ISSUES

1.   Overview

The Company does not have or use mainframe computers in its internal operations. Consequently, we do not have the extent of Y2K issues other companies have that depend on what is commonly known as "legacy" systems. We use PC's and "server class" computers in our operations. Our end-user applications also run on the same type of hardware. These systems still may have Y2K issues. We have implemented a plan to attempt to assess, remediate, and correct any year 2000 critical issues. A "Year 2000" problem will occur where date-sensitive software uses two digit year date fields, sorting the year 2000 ("00") before the year 1999 ("99"). The Year 2000 problem may result in data corruption and processing errors occurring where software, technology equipment, or any other equipment or process uses date-dependent software.

Our plan has been structured to address the following areas:

A.   Processing Plant and Communications Network
B.   HyperFeed Retail Applications
C.   Operational Infrastructure


2.   State of Readiness

We have approached each of the above areas in four phases: assessment, remediation, testing, and contingency planning. "Assessment" summarizes the process of issue identification. "Remediation" refers to the process of taking corrective action to best mitigate identified Year 2000 risks. "Testing" is the process of validating a specific Company remediation effort or confirming a third party capability or certification of Year 2000 compliance. "Contingency planning" means the process by which we identify an alternate course of action and/or procedure in the event we cannot or fail to remediate or mitigate a known Year 2000 risk. We may or may not engage in contingency planning for individual subproject components where successful Year 2000 remediation has been validated through the testing process or other methods.

The following is a status report on our state of readiness.

 A.  Processing Plant and Communications Network

     Assessment phase has been completed. A full inventory has been taken of the processing plant, our data-feed input, consolidation and output process, and communications areas. We are in the final stages of the remediation and testing phases. This includes verifying Y2K compliance of outside vendors and suppliers and testing all mission critical items. Testing also includes all PC's, routers, modems, phone lines, Internet service providers (ISP's), and production computers, known as servers, used internally in the communications room. We are also checking our outbound satellite, phone companies and ISP's distribution network, in addition to some ISP's that our customers may use.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)

     The compliant numbers percentages as of July 12, 1999 are as follows:


     ---------------------------------------- ---------------- --------------------
     Areas                                    Equipment/Systems     Compliant
     ---------------------------------------- ---------------- --------------------
     Processing Plant                               301                269
     ---------------------------------------- ---------------- --------------------
     Communications Network                          35                 22
     ---------------------------------------- ---------------- --------------------

     On May 1, 1999, the Company participated in the SIA/FIF Year 2000 Market Data Test which tested our production Processing Plant and Communications Network with quotes dated in the future to January 3, 2000. This data was transmitted to us from all of the major exchanges. The Company has passed this Y2K test on this "mission critical" software and hardware. Currently we are finishing the upgrades of all other hardware and software to match the tested components. We are approximately 90% complete and expect to be completed by August 31, 1999.


B.   HyperFeed Retail Applications

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

     We have participated in the full "end-to-end" Year 2000 scenario test sponsored by the Financial Information Forum in conjunction with the Securities Industry Association. This industry-wide test provided securities, options and futures exchanges and market data providers with the ability to test their systems under simulated Year 2000 conditions. Time was essentially moved forward to January 3, 2000 for that test day. During this test we had a large Y2K team in-house monitoring all of our major products. This testing was performed on several different operating systems, data servers, and methods of transmission. We compared all final data and reported our results to the SIA/FIF, which informed us that we had passed the test. We have release the Y2K simulated data to our customers so they may do their own internal testing.

     --------------------------------- ---------------------- ---------------------
     Applications                             Tested               Compliant
     --------------------------------- ---------------------- ---------------------
     HyperFeed Customer Apps                      14                    14
     --------------------------------- ---------------------- ---------------------
     3rd Party Customer Apps                      5                     5
     --------------------------------- ---------------------- ---------------------

     All major end user applications have now been tested and are compliant.

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

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)

3.   Costs

As part of the ordinary course of our business, we continually develop major enhancements to our operating systems and applications. For instance, we spent three years developing the first 100% Windows NT based processing plant that was put into production in 1998. In addition to many other benefits, it is fully Y2K compliant. We have not in the past separately tracked the cost of Y2K remediation, as these efforts were incorporated into our on-going maintenance and equipment replacement program. We have started to track costs in 1999 and have spent approximately $111,000 so far this year on the cost of Year 2000. This includes internal personnel resources, hardware, software and equipment replacement and upgrades necessary to be Y2K compliant. We will be upgrading various administrative systems that use commercial third party software for accounting, billing and customer management. The total remaining cost of software, replacement equipment, and internal resources for remediation and testing to become Y2K compliant is not expected to exceed $500,000.

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

     A piece of communications equipment has an internal clock that is not Y2K compliant. Although end-to-end testing is done, for some reason, we or a vendor of ours fail to detect the non-compliance. Y2K comes and the clock shuts down, causing an inability to transmit over that channel. Our customers on that channel do not receive our service. We or our vendor have the cost of finding and fixing the problem. Our customer could make a claim against us for the lost service. Many of our customers have back-up systems in place with us which could mitigate any damage caused by the disruption. In the event that there are claims for damages, our contracts with our customers limit our liability in such instances. However, if there were a large number of customers affected for a prolonged period of time, we could be put in a position of either granting credits or risk losing the customers and our reputation could be adversely effected.

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

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)


5.   Contingency Plans

We have completed approximately 90% of the testing related to the Processing Plant/Communications Network, and Retail Applications. All testing, including internal infrastructure, is scheduled to be completed by September 15, 1999. We have not started extensive contingency planning because we are concentrating our efforts on remediation and testing. We believe effective contingency planning should not begin until after these phases are complete. We expect to begin comprehensive contingency planning at the start of the third quarter of 1999.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We will implement the provisions of Statement of Financial Accounting Standards No. 133, ("Statement 133") "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted for financial statements issued for the fiscal year ending December 31, 2001. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring us to recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. We believe that adoption of Statement 133 will not have a material impact on our financial statements.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

GRAHAM R. CLARK v. P.C. QUOTE INCORPORATED (HYPERFEED) 1999 C 559, High Court of Justice, Queens Bench Division, London: This lawsuit was filed on
May 10, 1999. It claims breach of a November 18, 1992 Marketing Agreement entered into between the plaintiff and PC Quote (UK) Limited (a former subsidiary). The Company has retained U.K. counsel to defend against these claims, and various defenses were filed on August 11, 1999. The Company intends to vigorously pursue its defenses. The claimed damages are for three
(3) years of lost profits at L205,080 per year. Given the early stage of this litigation, no assessment of the likely financial exposure of the Company in this lawsuit can be made.

ITEM 2. CHANGES IN SECURITIES

On February 4, 1999, Imprimis Investors LLC and Wexford Spectrum Investors LLC exercised the remaining portion of their common stock purchase warrants, previously acquired pursuant to the Stock and Warrant Purchase Agreement dated October 15, 1997, and purchased 267,200 shares of common stock for $534,400.

During the first and second quarters of 1999, we issued 32,922 and 14,004 shares of our common stock, respectively, to employees, who purchased the shares under our Employee Stock Purchase Plan.

During the first and second quarters of 1999, 61,225 and 34,132 shares of our common stock, respectively, were purchased by employees who exercised stock options granted to them under our Employee Incentive Stock Option Plan.

During the first and second quarters of 1999, we issued 4,746 and 2,289 shares of our common stock, respectively, to our Chairman and Chief Executive Officer, in lieu of cash salary payments, under an agreement approved by our Board Of Directors in which the Chairman would receive the shares at market price.
On April 19, 1999, a third-party investor exercised its warrant, acquired in connection with a December 1998 private placement, and acquired 80,000 shares of our common stock in exchange for $150,000.

PART II. OTHER INFORMATION

On April 22, 1999, we entered into Stock Purchase Agreements with four third-party investors. On April 23, 1999, the investors purchased 190,476 shares of our common stock in exchange for $1,999,998. The investors acquired the common stock for investment purposes.

On June 11, 1999, a third-party investor exercised its warrant, acquired in connection with a December 1998 private placement, and acquired 120,000 shares of our common stock in exchange for $225,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of HyperFeed Technologies, Inc. was held on June 16, 1999. The following proposals were submitted, considered and voted upon, as indicated below, by the stockholders.

1. To elect six members to our Board of Directors to serve until the 2000 Annual Meeting, or until their successors are elected and shall have qualified.


----------------------------------- --------------------------------- ----------------------- ---------------------------------
Director                                       Shares For                 Shares Against                Shares Withheld
----------------------------------- --------------------------------- ----------------------- ---------------------------------
Jim R. Porter                                  18,324,881                                                   334,790
----------------------------------- --------------------------------- ----------------------- ---------------------------------
John R. Hart                                   18,271,801                                                   387,070
----------------------------------- --------------------------------- ----------------------- ---------------------------------
Timothy K. Krauskopf                           18,326,281                                                   333,390
----------------------------------- --------------------------------- ----------------------- ---------------------------------
Ronald Langley                                 18,273,201                                                   386,470
----------------------------------- --------------------------------- ----------------------- ---------------------------------
Louis J. Morgan                                18,259,292                                                   400,379
----------------------------------- --------------------------------- ----------------------- ---------------------------------
Kenneth J. Slepicka                            18,319,721                                                   339,950
----------------------------------- --------------------------------- ----------------------- ---------------------------------

Vote totals include count of 100 votes for each of the 47,866 preferred shares voted.

2. To approve and ratify the 1999 Combined Incentive and Non-Statutory Stock Option Plan.

----------------------------------- ------------------------ ------------------------ ---------------------------------
                                            Shares For             Shares Against                 Abstentions
----------------------------------- ------------------------ ------------------------ ---------------------------------
                                        10,410,121                      655,436                       311,695
----------------------------------- ------------------------ ------------------------ ---------------------------------

Vote totals include count of 100 votes for each of the 47,866 preferred shares voted.

3. To approve and ratify the appointment of KPMG LLP as our independent auditors for 1999.

----------------------------------- ------------------------ ------------------------ ---------------------------------
                                            Shares For             Shares Against             Abstentions
----------------------------------- ------------------------ ------------------------ ---------------------------------
                                            18,566,510                 61,320                     31,841
----------------------------------- ------------------------ ------------------------ ---------------------------------

Vote totals include count of 100 votes for each of the 47,866 preferred shares voted.

4. To amend Article FIRST of our Certificate of Incorporation to read as follows: FIRST: The name of the Corporation is HyperFeed Technologies, Inc.

----------------------------------- ------------------------ ------------------------ ---------------------------------
                                            Shares For             Shares Against             Abstentions
----------------------------------- ------------------------ ------------------------ ---------------------------------
                                            18,416,740             204,092                    36,839
----------------------------------- ------------------------ ------------------------ ---------------------------------

Vote totals include count of 100 votes for each of the 47,866 preferred shares voted.

No other matters were submitted for vote.

Part II. OTHER INFORMATION
ITEM 6. EXHIBITS and REPORTS on FORM 8-K


(a) FINANCIAL STATEMENTS

The financial statements of the Company are filed herewith in Item 1 of this report.

(b) REPORTS ON FORM 8-K

In the second quarter of the period covered by this report, we filed a Report on Form 8-K dated April 29, 1999 reporting, in Item 5. Other Events, our subsidiary's agreement with CNNFN, our intent to seek stockholder approval for our name change, and our subsidiary's intent to file a registration statement for an initial public offering.

We filed a Report on Form 8-K dated June 22, 1999 reporting, in Item 5. Other Events, that our subsidiary has filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of 7,750,000 shares of its common stock.

(c) EXHIBITS

10 (a) Termination Agreement by and between Townsend Analytics, Ltd and
       PC Quote, Inc., dated May 28, 1999.

10 (b) Software Distributor Agreement dated August 9, 1999 by and between
       Townsend Analytics, Ltd. and HyperFeed Technologies, Inc.

27. Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HYPERFEED TECHNOLOGIES, INC.


Date:    August 16, 1999

By:      /s/ Jim R. Porter
         -----------------
         Jim R. Porter
         Chairman and Chief Executive Officer

By:      /s/ John E. Juska
         -----------------
         John E. Juska
         Chief Financial Officer and Principal Accounting Officer