Form 10-Q
period 1999-09-30
HYPERFEED TECHNOLOGIES INC
filed 1999-11-12
CIK 745774

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                        ---------------------------------


             [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the period ended September 30, 1999

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

                          HYPERFEED TECHNOLOGIES, INC.
                            (a Delaware Corporation)
                            (FORMERLY PC QUOTE, INC.)

                                  300 S. Wacker
                             Chicago, Illinois 60606
                            Telephone (312) 913-2800

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months, (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 15,175,031 shares of the Company's common stock ($.001 par value) and 47,866 shares of preferred stock ($.001 par value) were outstanding as of October 28, 1999.

                          HYPERFEED TECHNOLOGIES, INC.

                                      INDEX



                                                                                         PAGE
PART I.  Financial Information

Item 1.  Consolidated Balance Sheets as of September 30, 1999 and
         December 31, 1998                                                                  3

         Consolidated Statements of Operations for the nine month periods
         ended September 30, 1999 and 1998                                                  5

         Consolidated Statements of Operations for the three month periods
         ended September 30, 1999 and 1998                                                  6

         Consolidated Statements of Cash Flows for the nine month periods
         ended September 30, 1999 and 1998                                                  7

         Notes to Consolidated Financial Statements                                         8

Item 2.  Management's Discussion and Analysis of:

         Results of Operations and Financial Condition                                     13

         Liquidity and Capital Resources                                                   17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        22

PART II. Other Information

Item 1.  Legal Proceedings                                                                 22

Item 2.  Changes in Securities                                                             22

Item 6.  Exhibits and Reports on Form 8-K                                                  23

         Company's Signature Page                                                          24


HYPERFEED TECHNOLOGIES, INC.
Consolidated Balance Sheets
September 30, 1999 and December 31, 1998


                                                                                September 30,          December 31,
                                                                                    1999                  1998
                            ASSETS                                              (Unaudited)              (Audited)
                                                                               --------------          -------------
Current Assets
  Cash and cash equivalents                                                        $ 2,061,185           $ 1,139,785
  Accounts receivable, less allowance for doubtful
    accounts of: 1999: $622,758;1998: $443,037                                       2,267,021             1,490,139
  Prepaid license fees, current                                                      1,680,000                ---
  Prepaid expenses and other current assets                                          1,745,595               114,011
                                                                                   -----------           -----------
TOTAL CURRENT ASSETS                                                                 7,753,801             2,743,935
                                                                                   -----------           -----------
Property and equipment
  Satellite receiving equipment                                                        436,759               525,730
  Computer equipment                                                                 3,958,232             4,260,589
  Communication equipment                                                            1,079,032             1,254,010
  Furniture and fixtures                                                               261,808               252,050
  Leasehold improvements                                                               402,692               402,692
                                                                                   -----------           -----------

                                                                                     6,138,523             6,695,071
Less: Accumulated depreciation and amortization                                      3,794,164             4,613,526
                                                                                   -----------           -----------

Net property and equipment                                                           2,344,359             2,081,545
                                                                                   -----------           -----------

Prepaid license fees, net of accumulated amortization of $770,000                    3,430,000                 --
                                                                                   -----------           -----------

Software development costs, net of accumulated
  amortization of: 1999: $6,239,657; 1998: $4,442,673                                4,120,511             5,012,971
                                                                                   -----------           -----------

Deposits and other assets                                                               82,207               214,916
                                                                                   -----------           -----------

TOTAL ASSETS                                                                      $ 17,730,878          $ 10,053,367
                                                                                   -----------           -----------
                                                                                   -----------           -----------



See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Balance Sheets (continued)
September 30, 1999 and December 31, 1998




                                                                                  September 30,          December 31,
                                                                                       1999                  1998
                           LIABILITIES AND STOCKHOLDERS' EQUITY                    (Unaudited)            (Audited)
                                                                                  ------------           ------------
Current Liabilities
   Notes payable, current                                                         $    800,000          $    300,000
   Accounts payable                                                                  2,491,045             4,138,517
   Accrued expenses                                                                  2,405,363               218,866
   Accrued compensation                                                                360,497               313,838
   Accrued satellite termination expense, current                                      679,245                ---
   Accrued income taxes payable                                                          ---                   3,161
   Unearned revenue, current                                                         1,988,409             1,241,933
                                                                                  ------------          ------------

TOTAL CURRENT LIABILITIES                                                            8,724,559             6,216,315
                                                                                  ------------          ------------

Notes payable, noncurrent                                                            1,774,634               499,634
Unearned revenue, noncurrent                                                            79,773               261,027
Accrued expenses, noncurrent                                                           141,300               161,120
Accrued satellite termination expense, noncurrent                                      732,000                ---
Minority interests                                                                      43,425                ---
                                                                                  ------------          ------------

TOTAL NONCURRENT LIABILITIES                                                         2,771,132               921,781
                                                                                  ------------          ------------

TOTAL LIABILITIES                                                                   11,495,691             7,138,096
                                                                                  ------------          ------------

Stockholders' Equity
Preferred Stock, $.001 par value; authorized 5,000,000 shares; issued and outstanding:
    Series A 5% convertible: 19,075 shares at
        September 30, 1999 and December 31, 1998                                           19                     19
    Series B 5% convertible: 28,791 shares at
        September 30, 1999 and December 31, 1998                                           29                     29
Common stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding 15,160,123 shares at
   September 30,1999 and 14,183,183 shares at December 31, 1998                        15,160                 14,183
Additional paid-in capital - Series A 5% convertible preferred stock                3,086,013              3,086,013
Additional paid-in capital - Series B 5% convertible preferred stock                4,664,891              4,664,891
Additional paid-in capital - common stock                                          23,432,738             19,950,981
Additional paid-in capital - convertible subordinated
    debenture and warrants                                                          8,630,491              2,750,491
Accumulated deficit                                                               (33,594,154)           (27,551,336)
                                                                                  ------------          ------------

TOTAL STOCKHOLDERS' EQUITY                                                         6,235,187               2,915,271
                                                                                  ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 17,730,878          $ 10,053,367
                                                                                  ------------          ------------
                                                                                  ------------          ------------


See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Statements of Operations



                                                                      FOR THE NINE MONTHS ENDED
---------------------------------------------------------------------------------------------------
                                                                   September 30,       September 30,
                                                                       1999                1998
                                                                    (Unaudited)         (Unaudited)
---------------------------------------------------------------------------------------------------
REVENUE
   HyperFeed Services                                            $ 13,089,419         $  9,819,798
   Internet Services                                               10,955,571            7,154,217
                                                                  -------------      --------------

TOTAL REVENUE                                                      24,044,990           16,974,015
                                                                  -------------      --------------

DIRECT COST OF SERVICES
   HyperFeed Services                                               9,685,148            7,573,430
   Internet Services                                                9,124,242            4,949,049
                                                                  -------------      --------------

TOTAL DIRECT COST OF SERVICES                                      18,809,390           12,522,479
                                                                  -------------      --------------

GROSS MARGIN                                                        5,235,600            4,451,536
                                                                  -------------      --------------

OPERATING EXPENSES
   Sales                                                            2,669,883            2,990,670
   General and administrative                                       3,771,312            2,430,265
   Product and market development                                   2,496,573            1,700,278
   Depreciation and amortization                                      855,446              907,325
   Satellite termination expense                                    1,411,245                  ---
                                                                  -------------      --------------

TOTAL OPERATING EXPENSES                                           11,204,459            8,028,538
                                                                  -------------      --------------

LOSS FROM OPERATIONS                                               (5,968,859)          (3,577,002)
                                                                  -------------      --------------

OTHER INCOME (EXPENSE)
   Interest income                                                     36,967               14,904
   Interest expense                                                   (67,501)          (1,596,187)
   Loss on sale of minority interest in PCQuote.com, Inc.             (88,386)                 ---
                                                                  -------------      --------------

NET OTHER EXPENSE                                                    (118,920)          (1,581,283)
                                                                 ------------         ------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                     (6,087,779)          (5,158,285)
INCOME TAXES                                                              ---                  ---
                                                                  -------------      --------------

LOSS BEFORE MINORITY INTEREST                                      (6,087,779)          (5,158,285)

   Minority interest in loss                                           44,961                  ---
                                                                  -------------      --------------

NET LOSS                                                         ($ 6,042,818)        ($ 5,185,285)
                                                                  -------------      --------------
                                                                  -------------      --------------

Basic net loss per share                                           ($0.41)              ($0.40)
Diluted net loss per share                                         ($0.41)              ($0.40)

Weighted-average common shares outstanding                         14,735,037           12,841,886
---------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


HYPERFEED TECHNOLOGIES, INC.
Consolidated Statements of Operations



                                                          FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------------------
                                                        September 30,       September 30,
                                                            1999                1998
                                                        (Unaudited)         (Unaudited)
-----------------------------------------------------------------------------------------
REVENUE
   HyperFeed Services                                 $  4,560,911         $  3,459,645
   Internet Services                                     4,011,770            2,778,065
                                                      ---------------      --------------

TOTAL REVENUE                                            8,572,681            6,237,710
                                                      ---------------      --------------
DIRECT COST OF SERVICES
   HyperFeed Services                                    3,093,519            2,539,195
   Internet Services                                     3,335,118            1,812,479
                                                      ---------------      --------------

TOTAL DIRECT COST OF SERVICES                            6,428,637            4,351,674
                                                      ---------------      --------------

GROSS MARGIN                                             2,144,044            1,886,036
                                                      ---------------      --------------
OPERATING EXPENSES
   Sales                                                   877,794              954,462
   General and administrative                            1,381,085              794,920
   Product and market development                        1,345,896              561,726
   Depreciation and amortization                           329,811              312,307
   Satellite termination expense                         1,411,245                  ---
                                                      ---------------      --------------

TOTAL OPERATING EXPENSES                                 5,345,831            2,623,415
                                                      ---------------      --------------

LOSS FROM OPERATIONS                                    (3,201,787)            (737,379)
                                                      ---------------      --------------

OTHER INCOME (EXPENSE)
   Interest income                                          14,383                2,948
   Interest expense                                        (38,604)            (176,624)
                                                      ---------------      --------------

NET OTHER EXPENSE                                          (24,221)            (173,676)
                                                      ---------------      --------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST          (3,226,008)            (911,055)
INCOME TAXES                                                   ---                  ---
                                                      ---------------      --------------


LOSS BEFORE MINORITY INTEREST                           (3,226,008)            (911,055)

   Minority interest in loss                                23,139                  ---
                                                      ---------------      --------------

NET LOSS                                              ($ 3,202,869)        ($   911,055)
                                                      ---------------      --------------
                                                      ---------------      --------------

Basic net loss per share                                  ($0.22)             ($0.07)
Diluted net loss per share                                ($0.22)             ($0.07)

Weighted-average common shares outstanding              15,022,593           13,284,274
-----------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows




                                                                    For The Nine Months Ended
                                                                 -------------------------------
                                                                 September 30,      September 30,
                                                                     1999               1998
                                                                 (Unaudited)         (Unaudited)
                                                                 ------------        ------------
Cash Flows From Operating Activities:
  Net loss                                                       ($6,042,818)        ($5,158,285)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization of property and equipment            855,446             907,325
  Provision for doubtful accounts                                    509,394             292,873
  Amortization of software development costs                       1,796,985           1,502,000
  Amortization of deferred discount on convertible
    subordinated debenture                                               ---           1,096,402
  Amortization of value assigned to common stock warrant
    issued in lieu of cash license fees                              770,000                 ---
  Common stock issued in lieu of cash compensation                    70,204              74,009
  Minority interest in loss                                          (44,961)                ---
  Loss on sale of minority interest in PCQuote.com, Inc.              88,386                 ---
  Changes in assets and liabilities:
    Accounts receivable                                           (1,286,276)         (1,453,904)
    Prepaid expenses and other current assets                     (1,631,584)            (18,743)
    Deposits and other assets                                        132,709              52,736
    Accounts payable                                              (1,647,472)          1,756,772
    Accrued expenses                                               2,213,336            (108,300)
    Accrued income taxes payable                                      (3,161)             (5,192)
    Accrued satellite termination expense                          1,411,245                 ---
    Unearned revenue                                                 565,222             312,692
                                                                 ------------        ------------

NET CASH USED IN OPERATING ACTIVITIES                             (2,243,345)           (749,615)
                                                                 ------------        ------------
Cash Flows From Investing Activities:
  Purchase of property and equipment                              (1,118,260)           (676,258)
  Software development costs capitalized                            (904,525)         (1,485,082)
                                                                 ------------        ------------

NET CASH USED IN INVESTING ACTIVITIES                             (2,022,785)         (2,161,340)
                                                                 ------------        ------------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock, net                      3,412,530           4,182,686
  Purchase and retirement of common stock                                ---          (2,988,949)
  Proceeds from issuance of notes payable, net                     3,500,000                 ---
  Net borrowings under credit facility                                   ---           1,000,000
  Principal payments on notes payable                             (1,725,000)           (225,000)
                                                                 ------------        ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          5,187,530           1,968,737
                                                                 ------------        ------------

Net increase (decrease) in cash and cash equivalents                 921,400            (942,218)
Cash and cash equivalents:
  Beginning of the period                                          1,139,785           1,113,130
                                                                 ------------        ------------

  End of the period                                              $ 2,061,185         $   170,912
                                                                 ------------        ------------
                                                                 ------------        ------------


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

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use and provides guidance for determining whether computer software is for internal use. The Company adopted the provisions of SOP 98-1 effective January 1, 1999.

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

On May 19, 1998, PICO Holdings, Inc. ("PICO") exercised a portion of its warrant, acquired in connection with a May 1997 financing transaction with the Company, and purchased 320,000 shares of Common Stock of the Company for $500,000.

On July 31, 1998, the Company and PICO increased the amount of the secured loan from PICO to the Company from $2.25 million to $3.25 million.

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

On August 31, 1999, the Company borrowed $1.5 million, on an unsecured basis, and subsequently repaid the loan on September 30, 1999. The loan had an interest rate of 3% over the prime rate as quoted in the Wall Street Journal.

On September 15, 1999, a third-party investor exercised its warrant, acquired in connection with a December 1998 private placement, and acquired 120,000 shares of the Company's common stock in exchange for $225,000.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 12, 1999, PCQuote.com, Inc. entered into a 3 1/2 year agreement with CNNfn. Under the limited exclusive licensing agreement, CNNfn granted PCQuote.com a license to display on PCQuote.com's web sites certain headlines from CNNfn original stories published on the CNNfn Web site at cnnfn.com. In connection with the agreement, PCQuote.com issued to CNNfn a warrant to acquire 515,790 shares (after giving effect to the 9,800-for-one stock split approved by PCQuote.com's Board of Directors) of common stock, representing a five percent interest in the common stock of PCQuote.com outstanding prior to its planned initial public offering. On June 9, 1999, PCQuote.com filed a registration statement with the Securities and Exchange Commission relating to a planned initial public offering. The Company estimated that the warrant had a fair value of $5.88 million. The fair value was recorded as additional paid in capital and current and non-current prepaid license fees, which will be amortized over the term of the agreement. The warrant vests 25% upon execution of the agreement with an additional 25% vested on each of the three succeeding anniversary dates after execution, and has an aggregate exercise price of $.52.

On April 29, 1999, CNNFN exercised the vested portion of its warrant and acquired 128,948 shares of common stock. The minority interest owned by CNNFN as of and for the nine months ended September 30, 1999 has been included in the accompanying consolidated financial statements.

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

On June 8, 1999, the Board of Directors approved a 9,800-for-one stock split of PCQuote.com's outstanding common stock. On August 30, 1999, PCQuote.com amended its articles of incorporation to increase its authorized common stock to 74,000,000 shares and authorized 1,000,000 shares of $.01 par value preferred stock for future issuance.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 7, 1999, PCQuote.com borrowed $2.0 million from Motorola, Inc. evidenced by a promissory note. The note bears interest at the prime rate from time to time as announced in the Wall Street Journal. Payments are due on a quarterly basis commencing June 30, 2000 through March 31, 2002, subject to early repayment upon the closing of PCQuote.com's planned offering. The promissory note provides that PCQuote.com is required to pay Motorola a prepayment fee of $140,000 if it prepays the note on or before June 30, 2000, including as a result of the closing of its planned offering.

 (6) COMMITMENTS AND CONTINGENCIES

In connection with the formation and transfer of its Internet business to its subsidiary, PCQuote.com, on May 28, 1999, the Company and Townsend Analytics, Ltd. ("Townsend") entered into an agreement to terminate their Software Distributor Agreement dated December 4, 1995. Pursuant to the terms of the termination agreement, the Company was obligated to pay Townsend $1.0 million within ninety days after execution of the agreement. The Company paid the $1.0 million to Townsend in the third quarter of 1999. The Company and PCQuote.com subsequently entered into separate new license agreements with Townsend Analytics for the right to use the LAN and Internet versions, respectively, of the software application which is marketed as PCQuote 6.0 RealTick. The new agreements replaced the prior agreement between Townsend Analytics and the Company. The initial term of the agreements ends December 4, 2000. Pursuant to the terms of the new agreements, the Company and PCQuote.com are each required to pay a minimum royalty to Townsend of $220,000 per month and a cumulative minimum royalty of $5,000,000 each over the initial term of the agreements. Under the terms of its new agreement with Townsend, the Company guarantees the obligation of its subsidiary, PCQuote.com, and receives a credit towards its minimum commitment obligations to the extent that PCQuote.com's actual royalty payments exceed its minimum commitments.

The Company is a party to various legal proceedings incidental to its business operations, none of which is expected to have a material effect on the financial condition or results of operations of the Company.

(7) Subsequent Events

On October 18, 1999, PCQuote.com announced that it has postponed its initial public offering of common stock due to market conditions. PCQuote.com has incurred approximately $1.6 million of expenses related to the planned offering, which it has included within prepaid expenses and other current assets at September 30, 1999 until such time as they can properly be netted against the proceeds from the offering. If the offering does not occur within 90 days of the postponement, these expenses will be charged against current results of operations.

The Company and Spacecom Systems, Inc. ("Spacecom") entered into a settlement agreement as of November 1, 1999 related to the lease of satellite transmission space by the Company from Spacecom. The lease was for 112 kilobits ("kb") of transmission capacity for payment of approximately $56,000 per month until, under certain circumstances, either August 1, 2002 or January 1, 2006. The Company and Spacecom agreed to terminate the lease, and any and all claims or obligations thereunder, in exchange for the Company's agreement to pay Spacecom an aggregate of $1,411,245 as follows: $179,245 on November 1, 1999, and ten equal monthly installments of $50,000 each from December 1, 1999 through September 1, 2000, and twelve equal monthly installments of $36,000 each from October 1, 2000 through September 1, 2001, and twelve equal monthly installments of $25,000 each from October 1, 2001 and ending on September 1, 2002. The Company ceased utilizing the Spacecom satellite transmission services in the third quarter of 1999, and accordingly recorded the entire settlement amount as a charge against operations and the related payment liability as current and non-current accrued satellite termination expense.

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

RECENT BUSINESS DEVELOPMENTS

HYPERFEED'S PCQUOTE.COM SUBSIDIARY POSTPONES OFFERING

On October 18, 1999, PCQuote.com, Inc. announced that it has postponed its initial public offering of common stock due to market conditions.

HYPERFEED APPROVED FOR LISTING ON THE NASDAQ NATIONAL MARKET

On September 16, 1999, we publicly announced that we have received approval for listing on the Nasdaq National Market. We commenced trading of our common stock on the Nasdaq National Market on September 23, 1999 under the symbol HYPR. Concurrent with the listing on the Nasdaq National Market, trading in our common stock on the American Stock Exchange under the symbol PQT was suspended.

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

PCQUOTE.COM FILES FOR INITIAL PUBLIC OFFERING

On June 9, 1999, PCQuote.com filed a registration statement with the Securities and Exchange Commission relating to a planned initial public offering of 7,750,000 shares of its common stock. The planned common stock offering consisted of 5,800,000 shares to be issued by PCQuote.com and 1,950,000 shares to be sold by HyperFeed. The initial filing range of the public offering price for the common stock was between $12.00 and $14.00 per share.

We and our subsidiary, PCQuote.com, entered into agreements, effective March 31, 1999, governing interim and ongoing relationships, including a Contribution and Separation Agreement, Maintenance Agreement, DataFeed License Agreement, Services Agreement, Non-Competition Agreement, Registration Rights Agreement and Tax Indemnification and Allocation Agreement. Under the Contribution and Separation Agreement, HyperFeed transferred assets related to its Internet operations to PCQuote.com and PCQuote.com assumed the liabilities related to those Internet operations. Under the Services Agreement, HyperFeed will perform transitional services for, and provide office space to PCQuote.com for $213,500 per month through September 1999, $163,500 per month thereafter through December 1999, $138,500 per month thereafter through March 2000 and $113,500 per month thereafter through June 30, 2000. Under the Maintenance Agreement, PCQuote.com will receive software features, upgrades and enhancements to PCQuote Orbit and will pay HyperFeed 3% of gross revenues obtained from use or sublicensing of PCQuote Orbit. Under the Data Feed Agreement, PCQuote.com will be entitled to use HyperFeed 2000 for a monthly fee based on the number of users and quotes accessed.

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

RESULTS OF OPERATIONS:
FOR THE NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1999

Total revenue increased $7.1 million, or 41.7%, to $24.0 million for the nine months ended September 30, 1999, and $2.3 million, or 37.4%, to $8.6 million for the quarter ended September 30, 1999 versus the comparable prior year periods. Our HyperFeed services and Internet services both posted increases for the first nine months of 1999 over 1998 and for the quarter ended September 30, 1999 over 1998. For the first nine months of 1999, HyperFeed service revenue increased $3.3 million, or 33.3%, from $9.8 million in same period in 1998 to $13.1 million in 1999. For the quarter ended September 30, 1999, HyperFeed service revenue increased $1.1 million, or 31.8%, from $3.5 million in 1998 to $4.6 million in 1999. Revenue growth was experienced through increases in PC Quote 6.0 subscriptions and datafeed sales. Revenue from our Internet services increased $3.8 million, or 53.1%, to $11.0 million for the first nine months of 1999 from $7.2 million for the same period in 1998. For the third quarter in 1999, revenue from Internet services increased $1.2 million, or 44.4%, from $2.8 million in 1998 to $4.0 million in 1999. The increase is directly attributable to the growth in the number of subscribers to our PC Quote 6.0 Internet service offering.

Direct costs of services increased $6.3 million, or 50.2%, to $18.8 million for the nine months ended September 30, 1999 from $12.5 million for the comparable 1998 period, and increased $2.1 million, or 47.7%, to $6.4 million for the quarter ended September 30, 1999 as compared to $4.4 million for the comparable 1998 period. Principal components of the increase were royalties and payments to providers of market data, directly attributable to the growth in subscribers to both of our PC Quote 6.0 services, Internet and HyperFeed, in addition to a one-time $1.0 million second quarter charge incurred in connection with the termination of our software distributor agreement with Townsend Analytics and entering into two separate new agreements between Townsend and ourselves and our subsidiary, PCQuote.com. Amortization of software development costs increased for the nine months from $1.5 million in 1998 to $1.8 million in 1999. Also included in direct costs for the quarter and nine months ended September 30, 1999 is a non-cash charge of $420,000 for the quarter and $770,000 for the nine months for amortization of prepaid license fees as a result of the value assigned to the warrant issued to CNNFN in exchange for the 3 1/2 year license agreement with PCQuote.com.

For the first nine months of 1999, resulting gross margin increased 17.6% to $5.2 million in 1999 from $4.5 million in 1998. For the quarter ended September 30, 1999, the resulting gross margin was $2.1 million, an increase of 13.7% from $1.9 million in the third quarter of 1998. Excluding the one-time $1.0 million charge and the $770,000 non-cash amortization of prepaid license fees, the gross margin increased $2.6 million, or 57.4%, to an adjusted $7.0 million for the nine months ended September 30, 1999 as compared to the same period in 1998.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)

Direct costs associated with HyperFeed services increased from $7.6 million for the nine months ended September 30, 1998 to $9.7 million for the first nine months of 1999, a 27.9% increase. For the quarter ended September 30, 1999, direct costs associated with HyperFeed services were $3.1 million, a 21.8% increase from $2.5 million in the same period of 1998. Volume increases in license and exchange fees, including $500,000 of the $1.0 million second quarter termination payment, were offset to a degree by cost-savings related to leased equipment and personnel costs effected in customer service and support, in addition to distribution systems efficiencies effected in data-feed operations. Amortization of software development costs increased 9.2% to $983,000 for the first nine months of 1999 from $900,000 for the same period in 1998. For the quarter ended September 30, 1999, amortization of software development costs increased 12.1% to $353,000, from $315,000 in the third quarter of 1998. For the first nine months of 1999, resulting gross margin increased 51.5% to $3.4 million in 1999 from $2.2 million in 1998. For the quarter ended September 30, 1999, the resulting gross margin for HyperFeed services was $1.5 million, an increase of 59.4% from $920,000 in the third quarter of 1998.

Direct costs associated with Internet services increased to $9.1 million for the first nine months of 1999 from $4.9 million in the comparable 1998 period, an 84.4% increase. For the quarter ended September 30, 1999, direct costs associated with Internet services were $3.3 million, an 84.0% increase from $1.8 million in the same period of 1998. The significant growth we experienced caused us to incur increases in license and exchange fees and data acquisition and distribution costs. Also contributing to the nine-month increase was $500,000 of the $1.0 million second quarter termination charge. Software amortization increased 35.2% for the first nine months to $814,000 in 1999 from $602,000 in 1998, as a result of the increase in development resources directed to this portion of our business. Software amortization increased for the third quarter from $210,000 in 1998 to $273,000 in 1999. The gross margin on Internet services decreased 17.0% from $2.2 million for the first nine months of 1998 to $1.8 million for the same period of 1999. Internet services gross margin decreased from $966,000 in the third quarter of 1998 to $677,000 for the same period in 1999. Gross margins actually increased slightly for the quarter to $1.1 million after discounting the effects of the non-cash amortization of prepaid license fees and for the nine months increased $900,000, or 40.6%, to $3.1 million when adjusting for both the license fee amortization and one-time termination charge.

Total operating expense, including a $1.4 million charge related to terminating a satellite services agreement, increased $3.2 million, or 39.6%, to $11.2 million for the nine months ended September 30, 1999 from $8.0 million for the comparable 1998 period, and increased $2.7 million to $5.3 million for the quarter ended September 30, 1999 as compared to $2.6 million for the comparable 1998 period. Excluding the one-time satellite termination charge, total operating expense increased $1.8 million, or 22.1%, for the nine-month period and $1.3 million for the quarter as compared to the prior year periods.

Sales costs decreased 10.7% to $2.7 million for the first nine months of 1999 as compared to $3.0 million for the same 1998 period. For the third quarter of 1999, sales costs were $878,000, an 8.0% decrease from the prior year period of $954,000. The decrease was the result of a change in our previous sales incentive compensation structure, in addition to lower sales support costs.

General and administrative expenses increased 55.2% to $3.8 million in the first nine months of 1999 from $2.4 million for the first nine months of 1998. For the quarter ended September 30, 1999, general and administrative expenses increased 73.7% to $1.4 million from $795,000 in the same period in 1998. The increase was principally due to additional personnel and related costs required in support of the increase in business, an increase in the provision for bad debts, reflective of the higher sales level, increases in professional and additional management personnel and related costs associated with the staffing of PCQuote.com as a separate entity.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)

Product and market development costs increased $796,000, or 46.8%, to $2.5 million for the nine months ended September 30, 1999 from $1.7 million for the comparable 1998 period, and increased $784,000 to $1.3 million for the quarter ended September 30, 1999 as compared to the same 1998 period. The increases were due to an increase in the number of development personnel and related costs, in addition to a significant increase in advertising and promotional activities in the third quarter, as compared to the prior year.

Depreciation and amortization decreased 5.7% to $855,000 for the first nine months of 1999 from $907,000 for the comparable 1998 period, and increased 5.6% to $330,000 in the third quarter of 1999 from $312,000 for the comparable 1998 period. The decrease for the nine months is a result of a combination of lower overall equipment purchases in recent years and lower prices for equipment additions. The increase in the quarter is the result of communications and equipment purchases for increased growth and new service offerings.

Interest expense was $68,000 for the first nine months of 1999 or $1.5 million less than the first nine months of 1998. For the third quarter of 1999, interest expense was $39,000 compared to $177,000 in the same period of 1998. The decrease is the result of the conversion of the convertible subordinated debenture and borrowings on the credit facility into equity in December 1998.

LIQUIDITY AND CAPITAL RESOURCES:
FOR THE NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1999

Net cash and cash equivalents increased $921,000 from year-end 1998 to $2,061,000 at the end of the third quarter of 1999. Prepaid expenses and other current assets increased $1.6 million for the nine months ended September 30, 1999 compared to $19,000 for the same period of 1998. The principal reason for this increase was expenditures relating to our planned stock offering of our subsidiary, PCQuote.com, Inc. Expenditures for new equipment were $1.1 million, an increase of $442,000, or 65.4%, from $676,000 for the same period in 1998. The increase in expenditures was to support the growth in our business, as well as to improve our communications and ticker processing infrastructure. Capitalized software costs of $905,000 were $581,000, or 39.1%, lower for the nine months ended September 30, 1999, compared to the same period for 1998, principally as a result of lower development costs associated with capitalized projects. We borrowed and repaid $1.5 million during the quarter, and also for the nine months repaid $225,000 of the principal balance on the bank term loan. Additionally, our subsidiary, PCQuote.com, Inc., borrowed $2.0 million from Motorola, Inc., evidenced by a demand note. The note bears interest at the prime rate from time to time as announced in the Wall Street Journal. Payments are due on a quarterly basis commencing June 30, 2000 through March 31, 2002, subject to early repayment upon the closing of PCQuote.com's offering. We received approximately $3.4 million in net proceeds from (i) the sale of common stock to four third-party investors in a private placement, (ii) the purchase of common stock by two third-party investors through exercise of previously issued warrants, (iii) the sale of shares of common stock to employees pursuant to the Company's Employee Stock Purchase Plan and (iv) the sale of shares of common stock to employees who exercised options previously granted to them under the Company's Employee Incentive Stock Option Plan.

Total revenue for the first nine months of 1999 increased 41.7% to $24.0 million versus $17.0 million for the 1998 period, while direct costs of services increased 50.2% to $18.8 million versus $12.5 million in 1998. The resulting gross margin increased 17.6% from $4.5 million for the first nine months of 1998 to $5.2 million for the first nine months of 1999. The increase in revenue was due to the growth in

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)

subscriptions to our PC Quote 6.0 services, both HyperFeed and Internet, as well as an increase in datafeed sales. This together with operating cost containment contributed to our gross margin improvement. Although cash flows have improved, they are still negative and insufficient to fund operations and future growth. Consequently, we have explored, and continue to explore multiple alternatives that may be available for the purpose of enhancing stockholder value. These alternatives include a merger, a spin-off or sale of part of our business, a strategic relationship or joint venture with another technology or financial services firm and future equity financing to further fund our business. In December 1998, we segregated our Internet related services into a separate internal business unit. We incorporated the business as a wholly-owned subsidiary, PCQuote.com, Inc., on March 19, 1999 and transferred our Internet-related services to the subsidiary on August 30, 1999. On June 9, 1999, PCQuote.com filed a registration statement with the Securities and Exchange Commission relating to a planned initial public offering of 7,750,000 shares of its common stock. The planned common stock offering consists of 5,800,000 shares to be issued by PCQuote.com and 1,950,000 shares to be sold by us. The initial filing range of the public offering price for the common stock was between $12.00 and $14.00 per share. Due to market conditions, we subsequently reduced the size and price of the offering, and on October 18, 1999 announced that we were postponing the offering. We currently plan to proceed with the offering once market conditions are more favorable. We believe net proceeds from the offering will be sufficient for working capital purposes of both PCQuote.com and Hyperfeed Technologies.

There can be no assurances, however, that the offering will occur. If the offering does not occur, we would recognize a charge against operations of approximately $1.6 million, and we would pursue other alternatives to raise capital. We raised a substantial amount of capital in 1998 and 1999 through the debt conversion, exercise of warrants and other sales of common stock. These transactions have significantly improved our financial condition. In order to minimize dilution to existing stockholders, our objective is to raise the minimal amount of capital for operations, if and when necessary. We believe we have the ability to raise external capital. However, any capital raised could be costly to us and/or dilutive to stockholders. There can be no assurances, however, that we will be successful in concluding a transaction.

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

         The compliant numbers as of October 25, 1999 are as follows:

         --------------------------------- ---------------- --------------------
         Areas                                Equipment/          Compliant
                                               Systems
         --------------------------------- ---------------- --------------------
         Processing Plant                        301                301
         --------------------------------- ---------------- --------------------
         Communications Network                   35                 34
         --------------------------------- ---------------- --------------------


         On May 1, 1999, the Company participated in the SIA/FIF Year 2000 Market Data Test which tested our production Processing Plant and Communications Network with quotes dated in the future to January 3, 2000. This data was transmitted to us from all of the major exchanges. The Company has passed this Y2K test on this "mission critical" software and hardware. We have finished the upgrades of all other hardware and software to match the tested components. We have one remaining internal communications upgrade in process and expect to be completed by November 30, 1999.

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

         All of our retail applications are Y2K compliant:

         --------------------------- ---------------------- ---------------------
         Applications                       Tested               Compliant
         --------------------------- ---------------------- ---------------------
         Hyperfeed Customer                   14                    14
         Apps
         --------------------------- ---------------------- ---------------------
         3rd Party Customer                    5                    5
         Apps
         --------------------------- ---------------------- ---------------------



 C.      Operational Infrastructure

         We have assessed our main facility and field offices for compliance in the security systems, HVAC systems, pagers, phone system, utility providers and other mission critical systems. We have upgraded, at minimal cost, non-compliant equipment.

         Based on our current assessment, we believe we will be able to meet our Y2K compliance goals.

3.       Costs

As part of the ordinary course of our business, we continually develop major enhancements to our operating systems and applications. For instance, we spent three years developing the first 100% Windows NT based processing plant that was put into production in 1998. In addition to many other benefits, it is fully Y2K compliant. We have not in the past separately tracked the cost of Y2K remediation, as these efforts were incorporated into our on-going maintenance and equipment replacement program. We have started to track costs in 1999 and, as of October 25, 1999, have spent approximately $124,000 on the cost of Year 2000. This includes internal personnel resources, hardware, software and equipment replacement and upgrades necessary to be Y2K compliant. We will be upgrading various administrative systems that use commercial third party software for accounting, billing and customer management. The total remaining cost of software, replacement equipment, and internal resources for remediation and testing to become Y2K compliant is not expected to exceed $500,000.

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

         We have customers that use our Quote Tools to access our data-feed for software applications. Quote Tools is a set of programmer tools known as application programming interfaces or APIs for short. Our Quote Tools are written and tested to be Y2K compliant. If for some reason Y2K came and our Quote Tools did not function properly because of the date change, we would have to spend money and resources to fix the bug. If the bug could not be fixed, and we had no alternative solution for our customers using the service, we could lose the customers and related revenue. Our contracts with our customers generally limit our liability to total fees paid over the preceding year, which in 1998 was under $200,000 for Quote Tools' customers.

5.       Contingency Plans

We have completed approximately 99% of the testing related to the Processing Plant/Communications Network, and Retail Applications. All testing, including internal infrastructure, is scheduled to be completed by November 30, 1999. We have started contingency planning and, as a first step, have scheduled additional personnel for the Y2K weekend.

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

PART I. ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the disclosures as reported in Item 7A. of our Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

RICHARD F. CHAPPETTO VS. PC QUOTE INCORPORATED (HYPERFEED) As previously reported, Richard F. Chappetto filed a complaint against us seeking monetary damages of approximately $680,000. We filed a Motion to Dismiss a major portion of the complaint which was granted in 1998. The remaining portion of the complaint was settled for $25,000 in August 1999.

ITEM 2. CHANGES IN SECURITIES

On February 4, 1999, Imprimis Investors LLC and Wexford Spectrum Investors LLC exercised the remaining portion of their common stock purchase warrants, previously acquired pursuant to the Stock and Warrant Purchase Agreement dated October 15, 1997, and purchased 267,200 shares of common stock for $534,400.

During the first, second and third quarters of 1999, we issued 32,922, 14,004 and 13,956 shares of our common stock, respectively, to employees, who purchased the shares under our Employee Stock Purchase Plan.

During the first, second and third quarters of 1999, 61,225, 34,132 and 31,599 shares of our common stock, respectively, were purchased by employees who exercised stock options granted to them under our Employee Incentive Stock Option Plan.

During the first, second and third quarters of 1999, we issued 4,746, 2,289 and 4,408 shares of our common stock, respectively, to our Chairman and Chief Executive Officer, in lieu of cash salary payments, under an agreement approved by our Board Of Directors in which the Chairman would receive the shares at market price.

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

On September 15, 1999, a third-party investor exercised its warrant, acquired in connection with a December 1998 private placement, and acquired 120,000 shares of our common stock in exchange for $225,000.

Part II. OTHER INFORMATION
ITEM 6. EXHIBITS and REPORTS on FORM 8-K

(a) FINANCIAL STATEMENTS

The financial statements of the Company are filed herewith in Item 1 of this report.

(b) REPORTS ON FORM 8-K

In the third quarter of the period covered by this report, we filed a Report on Form 8-K dated September 22, 1999 reporting in Item 5. Other Events that our subsidiary, PC Quote.com, Inc., had borrowed $2.0 million from Motorola, Inc.

(c) EXHIBITS

27. Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

Date:    November 12, 1999

By:      /s/ Jim R. Porter
         -----------------

         Jim R. Porter
         Chairman and Chief Executive Officer

By:      /s/ John E. Juska
         -----------------

         John E. Juska
         Chief Financial Officer and Principal Accounting Officer