Form 10-K
period 1999-12-31
HYPERFEED TECHNOLOGIES INC
filed 2000-03-15
CIK 745774

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    For the transition period from         to

                         Commission file number 0-13093

                          HYPERFEED TECHNOLOGIES, INC.
                            (FORMERLY PC QUOTE, INC.)
              Incorporated in the State of Delaware FEIN 36-3131704

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 29, 2000, the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock as reported by the Nasdaq National Market) on such date held by non-affiliates of the Registrant was approximately $92,500,000.

As of February 29, 2000, there were 15,608,569 shares of Common Stock and 47,866 shares of Preferred Stock of the Registrant outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE: See Page 3

Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

ITEM 13    Certain Relationships and              Company's Proxy Statement
           Related Transactions                   to be filed in connection with
                                                  its Annual Meeting of
                                                  Stockholders

PART IV

ITEM 14    Exhibits, Financial                    Exhibits as specified in Item
           Statement Schedules, and               14 of this Report
           Reports on Form 8-K

                          HYPERFEED TECHNOLOGIES, INC.

                                     PART I

ITEM 1.  BUSINESS


GENERAL DEVELOPMENT OF BUSINESS

We were originally incorporated in the State of Illinois on June 23, 1980 as On-Line Response, Inc. We changed our name to PC Quote, Inc. in 1983 and incorporated in Delaware on August 12, 1987. In March 1999, we incorporated a wholly-owned subsidiary, PCQuote.com, Inc., to focus on our web site and consumer business. In June 1999, we changed our name to HyperFeed Technologies, Inc. We are an Internet solutions provider servicing the business-to-business and business-to-consumer financial marketplace. We collect financial content directly from stock, options and commodities exchanges and other news and financial information sources. We provide this content with a variety of optional analytics packages to businesses for their internal use and redistribution to their customers over the Internet, virtual private networks, intranets, extranets, and local or wide area networks.

We use proprietary collection techniques to process financial market activity reported to us directly from equities, options, and futures and options on futures exchanges. We consolidate the information and update in real-time our data warehouse of last sale, bid/ask, time and sales, and historical prices of more than 600,000 securities and derivatives issues. The data warehouse includes information on all North American equities, equity options, major stock indices, Level 1 NASDAQ-quoted stocks, Level 2 NASDAQ market-maker quotes, mutual funds, money market funds, futures contracts and options on futures contracts. We use proprietary extraction routines and compression algorithms to create "HyperFeed-Registered Trademark- 2000", our IP Multicast digital datafeed. HyperFeed 2000 is created, and news and other financial content incorporated, at our primary processing facility located at our executive offices in Chicago, Illinois. We maintain a back up facility at our development offices in Aurora, Illinois.

We disseminate HyperFeed 2000 to our customers over the Internet, as well as by satellite and digital data landlines. HyperFeed 2000 populates databases residing on computer servers at our customers' sites that are continuously and instantaneously updated. This process is often referred to as "real-time streaming data". Software applications on our customers' and their customers' computers access the HyperFeed 2000 populated databases to allow the end user to monitor securities activity and financial information on an on-going real-time basis. PCQuote.com maintains multiple servers for customers' real-time access, through Internet connections or through the World Wide Web. This provides our customers the same institutional quality financial data without the requirement of having their own server.

We derive our revenue from license fees charged for access to HyperFeed 2000 and from license fees charged for a packaged HyperFeed 2000 plus analytical software service. Our services are used primarily for trading analysis and as a price engine for order routing, order matching, order execution, interactive voice response, and alternative trading systems. Our customer base consists primarily of financial market data redistributors: securities broker-dealers, on-line brokerage firms, portfolio managers, other financial institutions, Internet web-sites and financial portals. PCQuote.com services individual and professional investors, in addition to selling advertising space on its web site, www.pcquote.com. Our customers are located primarily in the United States and North America.

The following is a description of the principal services that we provide.

PART I-ITEM 1. BUSINESS

PRODUCTS AND SERVICES

                      HYPERFEED-Registered Trademark- 2000

HyperFeed 2000 is our IP Multicast digital real-time financial market datafeed. We create HyperFeed 2000 by collecting, analyzing, processing, storing, compressing, and transmitting financial content in under 70 milliseconds. HyperFeed 2000 contains:

         - Last sale, bid/ask, time and sales, and historical prices of more than 600,000 North American securities and derivatives issues;

         -        Complete options chain information;

         -        Equity indices, mutual funds, money market funds;

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

HyperFeed 2000 enables servers at our customers' sites to receive HyperFeed 2000 data and create real-time databases of financial markets activity, news and fundamental security information. HyperFeed 2000 is used primarily for trading analysis and as a price engine for order routing, order matching, order execution, interactive voice response, and alternative trading systems. Our customers pay monthly HyperFeed licensing fees and per-user or per-unit charges. HyperFeed 2000 licensees consist primarily of financial market data redistributors: securities broker-dealers, on-line brokerage firms, portfolio managers, other financial institutions, Internet web-sites and financial portals.

HyperFeed 2000 provides PCQuote.com's customers the benefit of institutional quality data, accessible over the Internet. Professional and individual investors are also able to benefit from the Internet's substantially lower costs for service and communications, its ease of access and its worldwide availability.

Powered by HyperFeed 2000, our other services capitalize on the speed and completeness of HyperFeed 2000 to access, view and utilize the financial content we provide in a variety of ways.

SOFTWARE APPLICATIONS AND SERVICES MARKETED BY REGISTRANT

HyperFeed licenses high-end applications and programming tools to subscribers for the purpose of viewing, analyzing and manipulating HyperFeed 2000's robust financial market content.

                 REALTICK-TM- FROM HYPERFEED TECHNOLOGIES, INC.

RealTick is a Microsoft Windows-based ('95, '98, NT) suite of real-time professional securities trading tools which is powered by HyperFeed 2000 market data. RealTick's comprehensive functionality includes: unlimited quote pages, charting, technical analytics, searchable news, time of sale and quote, Nasdaq Level II market maker screens, options analytical tools, dynamic data exchange into Microsoft-TM- Excel-TM-, tickers, alerts, baskets and more. RealTick is available with HyperFeed's satellite, landline, and Internet services.

PART I-ITEM 1. BUSINESS
PRODUCTS AND SERVICES, CONTINUED

                                   APOGEE-TM-

HyperFeed's proprietary display software, Apogee, is a collection of individual financial applications which can be independently opened from the Launcher bar on the user's desktop. User-friendly, flexible and customizable, each application contributes to a full-scale real-time trading center. Apogee includes quote grids, tickers, alarms, Nasdaq Level II market maker screens, options, charts, analytics, time and sales, name look up and a spreadsheet download feature for use with Microsoft Excel and other spreadsheet programs. Powered by HyperFeed 2000 market data, Apogee is available for use by individuals and corporations and can be private-labeled for internal or external redistribution.

                       HYPERFEED-Registered Trademark- SDK

HyperFeed's Software Development Kit (SDK) provides developers with the necessary tools for easy integration of HyperFeed 2000 market data into proprietary software and web based applications. Compatible with Microsoft-Registered Trademark- Windows NT-Registered Trademark-, LINUX, UNIX and other operating systems, HyperFeed SDK is a complete toolkit which includes a variety of programming interfaces, documentation, sample code and API (Application Programming Interface), CGI (Common Gateway Interface) and ActiveX programming tools.

                                 HYPERSERVER-TM-

HyperFeed's Microsoft-Registered Trademark- Windows NT-Registered Trademark-HyperServer works as an independent workhorse at the client site to effortlessly manage the massive intake, processing and dissemination of real-time HyperFeed 2000 market data. Running proprietary HyperServer software, the HyperServer performs three basic functions: decompress and decrypt the HyperFeed broadcast, maintain the database, and make events/databases available to HyperFeed, third party or the client's own applications. Designed specifically for real-time data management, the HyperServer makes no demands on system resources and allows for optimal client workstation performance.

                               PCQUOTE.COM-TM-

PCQuote.com services consist of comprehensive financial information and market data combined with analytical tools that can be used by professional and individual investors and businesses. Our service offerings complement each other to provide a variety of timely market data, financial and business news, and research and analytical tools.

                                 WWW.PCQUOTE.COM

Our free Web site, www.pcquote.com, provides access to delayed quotes, news, research and analytical tools and a broad range of financial information to empower the individual investor. The site also serves as the primary marketing and promotions engine for the rest of the services we provide. www.pcquote.com provides the following tools and information:

              Free Delayed Quote Tools Powered By HyperFeed 2000:

                  - Detailed Quote allows investors to request equity, commodity, option, mutual and money market fund and bond quotations by ticker search.

                  - Multiple Quote allows users to enter up to five ticker symbols into the query at one time.

                  - Portfolio enables users to track up to five portfolios of up to ten symbols each.

                  - Markets at a Glance provides a basic overview of various market indices, including the current position of the index as well as its net change for the day.

PART I-ITEM 1. BUSINESS
PRODUCTS AND SERVICES, CONTINUED


                  - Detailed Indices provides a detailed list of the individual securities underlying various indices.

                  - Top Ten allows the user to view the top ten gainers, losers, and most active stocks on the primary exchanges in North America.

                  - Futures offers market quotations from various futures and commodities exchanges in a way that is intuitive to the commodities trader.

                  - Options Strings shows relative prices for all options for a particular security.

                  - Funds provides information with respect to the various mutual funds within a particular fund family.

                  - Symbol Search enables investors to enter a company's name and receive the matching ticker symbol.

              News - provides users access to timely, original financial news and stories from a variety of sources:

                  - CNNfn Headlines, provided through our strategic relationship with CNNfn, gives investors access to timely, original financial and business news headlines and stories published by CNNfn.

                  - Wire-based news offers investors access to press releases and other wire-based news provided by COMTEX Scientific Corporation, including feeds from PR Newswire, Business Newswire, M2 Communications, and UPI Spots.

              Research and Analysis Tools - allows users to research and analyze market quotations with tools and information from a variety of sources:

                  - Stock Analysis is available through our relationship with VectorVest, Inc. and provides investors access to three free VectorVest analysis reports per day.

                  - Stock Criteria Search is provided through our relationship with IQC, Inc., and enables the investor to run search queries on various stocks that fit user-defined investment criteria. Queries can be based on such factors as industry, price earnings ratio and dividend history.

                  - Charting is provided by Silicon Investor and allows investors to display historical and intra-day charts for publicly traded securities and all major indices.

                  - Earnings Analysis and Reporting Tools gives consensus earnings estimates and other earnings-related reports provided by Zacks Investment Research.

                  - Research Reports give analysts recommendations and in-depth analysis and commentary from multiple sources provided by Multex.com.

                  - Corporate Profiles is provided by MarketGuide and gives investors access to corporate profiles for most publicly-traded companies.

                  - The IPO Resource Center is provided by IPO.com and gives investors the ability to research new initial public offerings (IPOs), monitor the post-offering performance of IPOs, search filings made with the SEC and receive news stories about upcoming IPOs.

PART I-ITEM 1. BUSINESS
PRODUCTS AND SERVICES, CONTINUED


                          MARKETSMART-REAL.PCQUOTE.COM

Our subscription-based Web site, www.marketsmart-real.pcquote.com, provides real-time, snap-shot market quotations along with all of the news, research, and analytical tools available on www.pcquote.com. This site is targeted toward a more sophisticated investor than is www.pcquote.com. marketsmart-real.pcquote.com uses sparse graphics, text indices, and creative advertising to speed download times and give investors faster access to the site's content. marketsmart-real.pcquote.com can be accessed from www.pcquote.com.

                                  PCQUOTE ORBIT

PCQuote Orbit provides our subscribers with streaming, real-time market quotations delivered via an Internet-enabled desktop service. This Internet-enabled desktop application allows users access to streaming real-time quotes and more complex research and analytical tools.

PCQuote Orbit offers desktop versions of the quote tools available on www.pcquote.com. These applications are similar to those offered on our Web sites, but work with our streaming, real-time data. In addition, the following tools are also offered:

         - Quote Grid enables investors to enter into a grid hundreds of ticker symbols for which they desire to receive market quotations, such as high, low, bid, ask, last and close prices.

         -        Charting provides high-end, tick by tick technical analysis.

         - Scrolling Ticker enables investors to display current prices and daily changes of selected stocks on a digital ticker tape that scrolls across a user's screen.

                              PCQUOTE 6.0 REAL TICK

PCQuote 6.0 Real Tick is a professional-quality, NASDAQ level II, real-time quote system that offers investors reliable, streaming real-time market data for all North American equities and options. PCQuote 6.0 empowers sophisticated investors by giving them the freedom to decide how and when to trade on a daily basis. This service is online-trading enabled and offers access to order execution through participating broker-dealers.

         PCQuote 6.0 includes the same analytical tools as PCQuote Orbit, plus the following:

         - NASDAQ Level II Screens provides investors with access to brokerage quotations.

         - Technical Analysis enables subscribers to make use of a host of technical analysis formulas through robust algorithms.

         - Market Guide provides access to a company's financial and other corporate information, such as income statements, balance sheets and contact information.

         - News allows investors to research companies through the printed media. This service is provided by Dow Jones and COMTEX. These news stories can be accessed via a scrolling headline ticker or by keyword search of the database.

         - Alarms enables users to set customizable alarms or alerts for one or more stocks with a variety of parameters, such as volume, price, highs and lows.

PART I-ITEM 1. BUSINESS
PRODUCTS AND SERVICES, CONTINUED


                                 OMEGA PRO SUITE

Omega Pro Suite by Omega Research, Inc. is a sophisticated analytics application powered by HyperFeed 2000 over the Internet. It is used primarily by professional and individual investors for technical analysis and charting.

                                  WEB TEMPLATES

Web Template allows clients to create their own "private label" Web sites with many of the features of our own Web sites. These templates are created, hosted and maintained by us. Web Templates include a variety of quote tools, both delayed and real-time, as well as a variety of news and research and analytical tools from our third-party vendors.

We offer companies and Web sites access to our delayed or real-time data. Utilizing standard templates, the actual Web pages that house the data applications are hosted at PCQuote.com and accessed by the client through a simple series of links over the Web. Similar to www.pcquote.com, our clients are able to offer the following tools: Detailed Quote, Multiple Quote, Portfolio, Markets at a Glance, Detailed Indices, Top Ten and Option Strings. We also offer access to third-party research and analysis.

                                   HYPERSCRIPT

Hyperscript is a proprietary development tool used to create data-rich Web sites and Internet-based market data applications. Hyperscript allows business-to-business clients to develop their own data applications using HyperFeed 2000 data. Utilizing standard development techniques to access data and present it on third-party Web sites, Hyperscript makes development of complex data applications a simple task. Customers can purchase Hyperscript for either limited or unlimited access to data.

PATENTS, TRADEMARKS AND LICENSES

We do not have patent protection for our proprietary software. Although applicable software is readily duplicated illegally by anyone having access to appropriate hardware, we attempt to protect our proprietary software through license agreements with our customers and common law trade secret protection and non-disclosure contract provisions in our agreements with our employees. We use security measures, including a hardware key, which restricts access to our services unless proper password identification from a HyperFeed or PCQuote.com user is provided. As an additional safeguard, we provide only the object code on our diskette and retain the source code.

HyperFeed-Registered Trademark- is a registered trademark of HyperFeed Technologies. HyperServer-TM- and Apogee-TM- are trademarks of HyperFeed Technologies.

PCQuote.com-TM- and PCQuote.com Orbit-TM- are trademarks of PCQuote.com.

COMPETITION

The market for the on-line provision of financial information such as equities, commodities, futures and options quotations and news through services and software applications similar to those we provide includes a large number of competitors and is subject to rapid change. We believe our primary competitors include Reuters, Bloomberg, Bridge Information Systems, the ILX unit of Thomson Corporation, the AT Financial unit of Primark Corporation, the Comstock unit of Standard & Poors, and Data Broadcasting Corporation. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than we do.

PART I ITEM 1. BUSINESS


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

During the fiscal years ended December 31, 1999, 1998 and 1997, we expensed $1,070,346, $634,884, and $873,579, respectively, for research and development.


ENVIRONMENT

Compliance with Federal, state, and local provisions with respect to the environment has not had a material adverse effect on our capital expenditures, earnings, or competitive position.

EMPLOYEES

As of December 31, 1999, we employed 82 people and PCQuote.com employed 53 people, none of whom are represented by a collective bargaining unit. We believe we have a satisfactory relationship with our employees. From time to time, we use the services of outside consultants on an hourly basis.

GOVERNMENT CONTRACTS

We have no material contracts with the Government.

BACKLOGS

Due to the nature of our business, backlogs are not a typical occurrence in our industry.

MAJOR CUSTOMERS

We did not have any customers that accounted for 10% or more of total revenue in either 1999, 1998 or 1997.

PART I-ITEM 1. BUSINESS

ITEM 2.  PROPERTIES

Our executive offices and primary data center are located in approximately 15,000 square feet of leased space on the 3rd floor of 300 South Wacker Drive, Chicago, Illinois. The lease for the premises expires on December 31, 2004. Lease payments are subject to escalating base rent as well as adjustment for changes in real estate taxes and other operating expenses. (See Note 7 of the Notes to Consolidated Financial Statements.)

We also lease approximately 5,000 square feet of office space in Aurora, Illinois, through March 2000. We intend to renew this lease for an additional five years. The lease for 3,000 square feet of office space in New York City expires in July 2002. (See Note 7 of the Notes to Consolidated Financial Statements.)

ITEM 3.  LEGAL PROCEEDINGS

GRAHAM R. CLARK V. PC QUOTE INCORPORATED (HYPERFEED) 1999 C 559, High Court of Justice, Queens Bench Division, London. This lawsuit was filed on May 10, 1999. It claims breach of a November 18, 1992 Marketing Agreement entered into between the plaintiff and PC Quote (UK) Limited (a former subsidiary). Mr. Clark claims approximately $800,000 in damages and seeks his attorney's fees and costs. We have retained U.K. counsel to defend against these claims, and are vigorously defending the lawsuit. In addition, we have filed a counterclaim for approximately $100,000 in receivables owed by Mr. Clark to us. Given the early stage of this litigation, no assessment of the likely financial exposure to us in this lawsuit can be made.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On September 23, 1999, our common stock commenced trading on the NASDAQ National Market under the symbol "HYPR." Prior to that date, our common stock was traded on the American Stock Exchange under the symbol "PQT."

The following tables show for 1999 and 1998 the high and low sales prices of our common stock for the periods indicated, as reported by the American Stock Exchange (through September 22, 1999) and the Nasdaq National Market (from September 23, 1999 through December 31, 1999).

1999 QUARTERLY INFORMATION                       HIGH        LOW
--------------------------                       ----        ---
First                                           11-7/8       1-7/8
Second                                          15-1/2       6-1/2
Third                                           11-1/2       4-5/16
Fourth                                           8-5/16      4-1/8

1998 QUARTERLY INFORMATION                       HIGH        LOW
--------------------------                       ----        ---
First                                           1-1/8        11/16
Second                                         4-15/16       11/16
Third                                           3-1/4         7/8
Fourth                                          3-3/4          1

PART II-ITEM 5.
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, CONTINUED

As of January 31, 2000, we had 508 stockholders of record of our common stock.

DIVIDEND POLICY

We have not paid dividends on our common stock and do not currently plan to do so in the near future. In December 1998, we issued preferred stock that has a dividend rate of 5%. Preferred dividends are payable if, and when, we declare a dividend payment. We have not, and currently do not plan in the near future, to declare any preferred dividend payments. Preferred dividends are cumulative and the entire accumulated dividend must be paid prior to the payment of any dividends to common stockholders. The accumulated preferred dividend was $350,000 at December 31, 1999.

ITEM 6. SELECTED FINANCIAL DATA

                                     1999             1998             1997              1996             1995
INCOME DATA:

Net revenue                      $ 33,128,059     $ 23,045,533     $ 17,119,372     $  17,032,164    $  13,391,982
Operating income (loss)         ($  9,352,153)   ($  4,699,426)   ($  8,920,726)   ($   2,957,830)   $   1,559,995
Income (loss) before minority
interest and income taxes       ($  9,511,228)   ($  6,445,595)   ($ 11,135,654)   ($   3,091,705)   $   1,376,597
Net income (loss)               ($  9,431,698)   ($  6,449,208)   ($ 11,141,416)   ($   3,255,969)   $   1,512,239
Net income (loss) available
for common stockholders         ($  9,431,698)   ($  7,468,146)   ($ 11,141,416)   ($   3,255,969)   $   1,512,239

BALANCE SHEET DATA:

Total assets                    $  15,295,184     $ 10,053,367    $  10,536,448     $  11,554,070    $  10,522,840
Long term obligations           $   2,290,511     $    921,781    $   2,833,734     $   2,291,178    $     712,904
Stockholders' equity            $   4,597,633     $  2,915,271    $      66,329     $   5,331,577    $   6,611,278


PER SHARE DATA:

Basic net income (loss)             ($0.63)          ($0.57)           ($1.33)           ($0.45)           $ 0.21
Diluted net income (loss)           ($0.63)          ($0.57)           ($1.33)           ($0.45)           $ 0.21


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION - SAFE HARBOR DISCLOSURE

The following discussion and analysis contains historical information. It also contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, particularly in reference to statements regarding our expectations, plans and objectives. You can generally identify-forward-looking statements by the use of the words "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue," or similar language. Forward-looking statements involve substantial risks and uncertainties. You should give careful consideration to cautionary statements made in this discussion and analysis. We base our statements on our current expectations. Forward-looking statements may be impacted by a number of factors, risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Our filings with the Securities and Exchange Commission identify factors that could cause material differences. Among these factors are our ability to:

         (i) fund our current and future business strategies either through continuing operations or external financing;
         (ii)     attract and retain key employees;
         (iii) compete successfully against competitive products and services;
         (iv) maintain relationships with key suppliers and providers of market data; and
         (v) respond to the effect of economic and business conditions generally.

RECENT BUSINESS DEVELOPMENTS

Recent Business Developments - HyperFeed Announces Internet Business Solution Neosphere.

On February 14, 2000, we announced the launch of Neosphere, a complete e-business solution for companies serving the online trading and financial community. Neosphere provides financial portals and brokerage firms with the front-end software and back-end administration required to offer online market data display and analysis software to their clients. Neosphere seamlessly integrates HyperFeed 2000 financial market data, a private-label version of Apogee, HyperFeed's new proprietary trading application, customizable online client sign-up pages and HyperFeed's Account Administration System (AAS) which performs all administrative functions including billing, reporting, service authorization and exchange-required VARS reporting. Ideally suited for broker-dealers, websites and Internet portals, Neosphere's all-encompassing system automates the customer application, authorization, data delivery and control, billing and reporting process significantly lowering the barriers to Internet market data redistribution. Our research indicates that the market for Neosphere includes over 5,500 currently registered broker-dealers, approximately 300 ISP's and over 375 financial websites and search engines. According to industry sources, the online trading market is projected to grow to 9.7 million US households who will manage more than $3 trillion in invested assets in 20.4 million on-line accounts by 2003.

Recent Business Developments - Listing on the Nasdaq National Market.

We commenced trading of our common stock on the Nasdaq National Market on September 23, 1999 under the symbol HYPR. Concurrent with the listing on the Nasdaq National Market, trading in our common stock on the American Stock Exchange under the symbol PQT was suspended.

Recent Business Developments - PCQuote.com.

In December 1998, we segregated our Internet consumer-oriented services into a separate business unit, PCQuote.com, Inc., which was incorporated in March 1999 as a wholly-owned subsidiary. An outgrowth of our financial content web site, www.pcquote.com, PCQuote.com's objective is to provide real-time financial data, timely business news and comprehensive research and analytical tools in order to allow users to make informed investment decisions. Continued growth in page views, increasing attractive demographics and subsequent increase in advertising revenue led to our decision to segregate the web site into its own business unit.

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

On June 9, 1999, PCQuote.com filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of 7,750,000 shares of its common stock, consisting of 5,800,000 shares to be issued by PCQuote.com and 1,950,000 shares to be sold by us as selling stockholder.

On August 30, 1999, we formally separated the business of PCQuote.com and its associated assets and liabilities from our other businesses and operations. We entered into agreements with PCQuote.com, effective March 31, 1999, providing for its separation from us and governing interim and ongoing relationships between PCQuote.com and us. These agreements include a Contribution and Separation Agreement, Maintenance Agreement, DataFeed License Agreement, Services Agreement, Non-Competition Agreement, Registration Rights Agreement and Tax Indemnification and Allocation Agreement. Under the Contribution and Separation Agreement, we transferred assets related to our consumer Internet operations to PCQuote.com and PCQuote.com assumed the liabilities related to those consumer Internet operations. Under the Services Agreement, we agreed to perform transitional services for, and provide office space to, PCQuote.com for $213,500 per month through September 1999, $163,500 per month thereafter through December 1999, $138,500 per month thereafter through March 2000 and $113,500 per month thereafter through June 30, 2000. Under the Maintenance Agreement, PCQuote.com will receive software features, upgrades and enhancements to PCQuote Orbit and will pay us 3% of gross revenues obtained from use or sublicensing of PCQuote Orbit. Under the Data Feed Agreement, PCQuote.com will be entitled to use HyperFeed 2000 for a monthly fee based on the number of users and quotes accessed.

Management believes that formally separating the two entities will permit the parent and subsidiary to focus on their relative strengths. In management's opinion, the separation will permit each entity to better (i) attract and retain key employees by relating compensation to relevant business development, (ii) enter into strategic relationships with business partners, and (iii) permit each entity to pursue its own financing avenues.

On October 18, 1999, PCQuote.com announced that it postponed its initial public offering of common stock due to market conditions. On March 8, 2000, PCQuote.com filed an application to withdraw the registration statement with the Securities and Exchange Commission.

RECENT BUSINESS DEVELOPMENTS - TOWNSEND ANALYTICS.

In connection with the formation and transfer of our Internet consumer business to our subsidiary, PCQuote.com, on May 28, 1999, we entered into an agreement with Townsend Analytics, Ltd. to terminate the Software Distributor Agreement dated December 4, 1995. Pursuant to the terms of the termination agreement, we paid Townsend Analytics one million dollars. We and PCQuote.com entered into separate new license agreements with Townsend Analytics for the right to use the LAN and Internet versions, respectively, of the software application that is marketed as PCQuote 6.0 RealTick. The new agreements replaced the prior agreement between Townsend Analytics and us. The initial term of the agreements ends December 4, 2000. Pursuant to the terms of the new agreements, we and PCQuote.com are each required to pay a minimum royalty to Townsend Analytics of $220,000 per month and a cumulative minimum royalty of $5,000,000 each over the initial term of the agreements. Under the terms of our new agreement with Townsend Analytics, we guarantee the obligation of our subsidiary, PCQuote.com, and receive a credit towards our minimum commitment obligations to the extent that PCQuote.com's actual royalty payments exceed its minimum commitments.

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS FOR 1999 COMPARED TO 1998

Total revenue increased $10.1 million, or 43.8%, to $33.1 million in 1999 from $23.0 million in 1998. Our HyperFeed services and PCQuote.com services both posted increases in 1999 over 1998. HyperFeed service revenue increased $4.6 million, or 35.0%, to $17.7 million in 1999 from $13.1 million in 1998. Revenue growth was experienced in license fees for our HyperFeed 2000 datafeed and fees for combined analytics and HyperFeed 2000 services. Revenue from PCQuote.com services increased $5.5 million, or 55.3%, to $15.4 million in 1999 from $9.9 million in 1998. The number of subscribers to our PCQuote.com analytical services grew to 9,800 at the end of 1999 from 6,300 at the end of 1998.

Direct costs of services increased $8.5 million, or 49.8%, to $25.5 million in 1999 from $17.0 million in 1998. Principal components of the increase were royalties and payments to providers of market data, directly attributable to the growth in subscribers, in addition to a one-time $1.0 million second quarter charge incurred in connection with the termination of our software distributor agreement with Townsend Analytics and entering into two separate new agreements between Townsend and ourselves and our subsidiary, PCQuote.com. Offsetting these increases to a degree were decreases in satellite distribution and leased equipment costs, as a result of the early termination of our old satellite distribution contract and the expiration of customer site equipment operating leases. We have a new lower-cost satellite distribution network and our customers are now purchasing their own equipment. Amortization of software development costs increased to $2.4 million in 1999 from $1.8 million in 1998. Also included in direct costs for 1999 is a non-cash charge of $1.2 million for amortization of prepaid license fees as a result of the value assigned to the warrant issued in April 1999 to CNNFN in exchange for the 3 1/2 year license agreement with PCQuote.com.

The resulting gross margin increased $1.6 million, or 26.6%, to $7.6 million in 1999 from $6.0 million in 1998. Excluding the one-time $1.0 million termination charge and the $1.2 million non-cash amortization of prepaid license fees, the gross margin increased $3.8 million, or 62.9%, to an adjusted $9.8 million in 1999 as compared to 1998. As a percentage of revenue, the gross margin was 23.1% in 1999, 29.7% excluding the one-time termination and non-cash license fee amortization, as compared to 26.2% in 1998.

Direct costs associated with HyperFeed services increased $2.2 million, or 21.4%, to $12.7 million in 1999 from $10.5 million in 1998. Increases in license and exchange fees, directly attributable to the growth in subscribers and $500,000 of the $1.0 million termination payment, and amortization of software development costs were offset to a degree by efficiencies in distribution and support operations. Amortization of software development costs increased $300,000 to $1.4 million in 1999 from $1.1 million in 1998. The resulting gross margin on HyperFeed services increased $2.3 million, or 88.2%, to $5.0 million in 1999 from $2.7 million in 1998. HyperFeed services gross margin as a percentage of HyperFeed services revenue increased to 28.4% in 1999 from 20.4% in 1998.

Direct costs associated with PCQuote.com services increased $6.2 million, or 95.3%, to $12.8 million in 1999 from $6.6 million in 1998. The significant growth we experienced resulted in corresponding increases in license fees, exchange fees and data distribution costs. Contributing to the increase was $500,000 of the $1.0 million termination payment and the $1.2 million non-cash charge for amortization related to the CNNFN warrant. Amortization of software development costs increased $400,000 to $1.1 million in 1999 from $700,000 in 1998. Consequently, gross margin on PCQuote.com services decreased $800,000, or 22.3%, to $2.6 million in 1999 from $3.4 million in 1998. Gross margin increased $900,000, or 27.9%, after excluding the effects of the non-cash amortization of prepaid license fees and the one-time termination payment.

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Total operating expenses increased $6.3 million, or 58.3%, to $17.0 million in 1999 from $10.7 million in 1998. Three primary factors contributed to the increase:

         - the ramp-up of operations, including the hiring of a separate management team, for our subsidiary, PCQuote.com, Inc., in contemplation of its initial public offering;

         - the $1.4 million charge for the early termination of our old satellite distribution contract, which had the potential to run through August 2006 at a cost of $56,000 per month; and

         - a $1.8 million charge for costs related to the initial public offering that we decided not to pursue at the current time due to market conditions.

Growth related increases were experienced in general and administrative expenses and product and market development costs, while sales costs declined slightly and depreciation and amortization remained relatively unchanged.

Sales costs decreased 4.5%, to $3.7 million in 1999 from $3.8 million in 1998. The decrease was the result of a change in our previous sales incentive compensation structure, in addition to lower support costs.

General and administrative expenses increased $2.0 million, or 58.8%, to $5.3 million in 1999 from $3.3 million in 1998. The increase reflects the addition of management personnel for our PCQuote.com subsidiary, as well as administrative personnel required to service the growth in our operations and customer base. Increases were also experienced in collection costs, in line with our revenue growth, and legal, accounting and professional consulting fees.

Product and market development costs increased $1.3 million, or 54.6%, to $3.6 million in 1999 from $2.3 million in 1998. We significantly increased personnel resources in new product development, in addition to personnel and promotional efforts to expand our PCQuote.com web site and Internet service offerings.

Depreciation and amortization remained unchanged at $1.2 million year to year.

Interest expense decreased $1.7 million to slightly over $100,000 in 1999 from $1.8 million in 1998. The decrease is the result of the conversion of the convertible subordinated debenture and borrowings on the credit facility into equity in December 1998. Interest expense in 1999 consists of interest on our bank term loan and on PCQuote.com's $2.0 million borrowing from Motorola, Inc.

In December 1998, we converted current debt into convertible preferred stock. The maximum conversion rates for the two series of preferred stock issued were set at and above the closing market price of our common stock at the time the conversion was approved by our Board in September 1998. Stockholder approval, obtained in December, was a condition to closing the debt conversion transactions. The market price of our common stock on the closing date was slightly higher than the maximum conversion price agreed to in September. Accounting and SEC pronouncements require this differential to be treated as non-cash preferred dividends. Consequently, preferred dividends of $1,018,938 were recognized in 1998 with a corresponding increase in additional paid-in capital from the preferred stock issuance.

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


RESULTS OF OPERATIONS FOR 1998 COMPARED TO 1997

Total revenue increased 34.6% in 1998 to $23.0 million from $17.1 million in 1997. Our HyperFeed services and PCQuote.com services both posted increases in 1998 over 1997. HyperFeed service revenue increased $800,000, or 6.3%, from $12.3 million in 1997 to $13.1 million in 1998. Revenue growth was experienced through increased service offerings. Revenue from our PCQuote.com Internet services increased $5.1 million, or 108%, to $9.9 million in 1998 from $4.8 million in 1997. The growth was principally due to our PC Quote 6.0 Internet service where the number of subscribers grew from 2,500 at the end of 1997 to 4,300 at the end of 1998.

Direct costs of services increased approximately 17.6% to $17.0 million in 1998 from $14.5 million in 1997. Principal components of the increase were royalties, leased equipment, communication costs, and compensation directly attributable to PCQuote.com Internet services and PC Quote 6.0 subscriber growth, and payments to providers of market data. Amortization of software development costs decreased from $1.9 million in 1997 to $1.8 million in 1998 due to 1998 projects not planned for release until 1999.

Direct costs associated with HyperFeed services increased from $10.3 million in 1997 to $10.5 million in 1998. Increases in license and exchange fees and the cost of customer support were offset to a degree by efficiencies in data-feed operations and a decrease in amortization of software development costs. The resulting gross margin increased $600,000, or 27.3%, to $2.7 million in 1998 from $2.1 million in 1997.

Direct costs associated with PCQuote.com Internet services increased to $6.5 million from $4.2 million in 1997. The significant growth we experienced caused us to incur increases in license and exchange fees, customer support and operations devoted to these services. Software amortization also increased as more resources were diverted to this portion of our business. The gross margin on PCQuote.com services increased 500% from $562,000 in 1997 to $3.4 million in 1998, as we were able to leverage our infrastructure and support operations.

Total operating expenses declined $840,000, or 7.2%, as a result of the restructuring in 1997 and subsequent cost containment efforts. Decreases from restructuring charges and in general and administrative expenses were offset to a degree by increases in sales expenses and product and market development costs.

Sales expenses increased 11.6% to $3.8 million in 1998 as compared to $3.4 million in 1997. The increase was due to additional sales personnel added at the end of 1997 and early 1998, and higher total commission expense as a result of increased sales of our PC Quote 6.0 Internet service offering.

General and administrative expenses decreased 16.2% to $3.3 million in 1998 from $4.0 million in 1997. The decrease was principally due to reductions in compensation and related employee costs, lower utilization of consultants and external professionals and a decrease in bad debt expense as compared to the prior year.

Product and market development costs increased 31.2% to $2.4 million in 1998 from $1.8 million in 1997. The increase was due to an increase in the number of personnel devoted to these efforts and increased advertising expenditures, in addition to costs of maintaining and enhancing previously developed products and services.

Depreciation and amortization remained unchanged at $1.2 million year to year.

There were no restructuring charges recognized in 1998 like the $1.1 million reported for 1997.

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Interest expense was $1.8 million for 1998, a decrease of 21.6% from the $2.3 million recognized in 1997. The decrease reflects the absence of non-cash amortization of $979,097 recognized in 1997 for the value of common stock purchase warrants that were issued to PICO Holdings, Inc. This was offset by an increase in interest expense amortization to $1,096,402 in 1998 from $674,992 in 1997 for the value of the $2.5 million convertible subordinated debenture's beneficial conversion feature. Also included is interest on our bank term loan, the convertible subordinated debenture and borrowings from PICO Holdings, Inc. (See Note 2 and Note 3 of the Notes to Consolidated Financial Statements.)

In December 1998, we converted current debt into convertible preferred stock. The maximum conversion rates for the two series of preferred stock issued were set at and above the closing market price of our common stock at the time the conversion was approved by our Board in September 1998. Stockholder approval, obtained in December, was a condition to closing the debt conversion transactions. The market price of our common stock on the closing date was slightly higher than the maximum conversion price agreed to in September. Accounting and SEC pronouncements require this differential to be treated as non-cash preferred dividends. Preferred dividends of $1,018,938 were recognized in 1998 with a corresponding increase in additional paid-in capital from the preferred stock issuance. (See Note 3 of the Notes to Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents increased $300,000 to $1.5 million at the end of 1999 from the end of 1998. Expenditures for new equipment were $1.6 million in 1999, an increase of $800,000 over 1998. The increase in expenditures was to support the growth in our business, as well as to improve our communications, processing and distribution networks and infrastructure. Capitalized software costs of $1.2 million were $800,000, or 39.4%, lower for the year ended December 31, 1999, compared to the prior year, principally as a result of lower development costs associated with capitalized projects. We borrowed and repaid $1.5 million during the year. We also repaid $300,000 of the principal balance on our bank term loan. Additionally, our subsidiary PCQuote.com, Inc., borrowed $2.0 million from Motorola, Inc. The promissory note bears interest at the prime rate from time to time as announced in the Wall Street Journal. Payments are due on a quarterly basis commencing June 30, 2000 through March 31, 2002, subject to early repayment upon the closing of an initial public offering of PCQuote.com's common stock. We received approximately $4.9 million in net proceeds from

         (i) the sale of common stock to third-party investors in private placements;
         (ii) the purchase of common stock by third-party investors through the exercise of previously issued warrants;
         (iii) the sale of shares of common stock to employees pursuant to our Employee Stock Purchase Plan; and
         (iv) the sale of shares of common stock to employees who exercised options previously granted to them under our Employee Incentive Stock Option Plan.

Total revenue increased $10.1 million, or 43.8%, to $33.1 million in 1999 versus $23.0 million for the 1998 period, while direct costs of services increased 49.8% to $25.5 million versus $17.0 million in 1998. The resulting gross margin increased 26.6% to $7.6 million in 1999 from $6.0 million in 1999. Excluding the one-time $1.0 million contract termination charge and the $1.2 million non-cash amortization of prepaid license fees, the gross margin increased $3.8 million, or 62.9%, to an adjusted $9.8 million in 1999 as compared to 1998. As a percentage of revenue, the gross margin excluding these charges was 29.7% in 1999 as compared to 26.2% in 1998. While we experienced an impressive 55.3% growth in revenue from PCQuote.com services, we also experienced an even more impressive 35.0% growth, versus 8.4% increase 1997 to 1998, in our higher margin HyperFeed services, which includes our Internet business-to-business component. Gross margin on HyperFeed services increased to 28.4% of HyperFeed service revenue in 1999 from 20.4% in 1998, and in dollar terms, the $2.4 million improvement represented an 88.2% increase over the prior year. Given the projected increases in online trading and the expected demand for financial market data by web sites and broker-dealers for their users, we expect the trend of revenue growth and margin improvement to continue.

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


With the current trend, we anticipate being cash flow positive in the first half of 2000 and profitable in the second half of 2000. We believe our existing capital resources, our ability to access external capital, if necessary, and cash generated from continuing operations are sufficient for working capital purposes.

As we have previously reported, we have explored multiple alternatives that may be available for the purpose of enhancing stockholder value, including a merger, a spin-off or sale of part of our business, a strategic relationship or joint venture with another technology or financial services firm and equity financing. We continue to explore opportunities to enhance stockholder value.

In December 1998, we segregated our web sites and consumer-oriented Internet services into a separate internal business unit. We incorporated the business as a wholly-owned subsidiary, PCQuote.com, Inc., on March 19, 1999. On June 9, 1999, PCQuote.com filed a registration statement with the Securities and Exchange Commission relating to a planned initial public offering of shares of its common stock. On October 18, 1999, PCQuote.com announced that it was postponing the offering due to market conditions and filed an application to withdraw the registration statement on March 8, 2000. We do not plan to proceed with the offering for the time being.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We will implement the provisions of Statement of Financial Accounting Standards No. 133, ("Statement 133") "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted for financial statements issued for the fiscal year ending December 31, 2000. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring us to recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. We believe that adoption of Statement 133 will not have a material impact on our consolidated financial statements.


OTHER

We do not believe general inflation materially impacts our sales and operating results. We do not expect that current tax legislation will significantly affect our future financial position, liquidity or operating results.

At December 31, 1999, we had federal income tax net operating loss carryforwards of approximately $29,908,000 for federal income tax purposes and approximately $28,071,000 for the alternative minimum tax. The net operating loss carryforwards will expire, if not previously utilized, as follows: 2000:
$1,370,000; 2001: $1,539,000; 2002: $560,000; 2003: $79,000; 2004: $576,000;
2005: $1,557,000; 2006: $301,000 and thereafter $23,926,000. (See Note 6 of the Notes to Consolidated Financial Statements.)


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a bank term loan that has an interest rate equal to the bank's prime rate. PCQuote.com has a promissory note that has an interest rate equal to the prime rate announced in the Wall Street Journal. We are exposed to market risk as the prime rate is subject to fluctuations in the market. We do not believe the market risk is material to our financial statements. At December 31, 1999 we had excess cash invested in a money market account. We do not expect any material loss, if at all, on this investment.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, the information called for by this Item is incorporated herein by reference to the "Index of Financial Statements" that appears elsewhere in this report.

PART II - ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants that would require disclosure in this Report.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information about HyperFeed directors and executive officers will be included in our proxy statement for our 2000 annual meeting of stockholders. This information is incorporated by reference to that proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION

Information about HyperFeed executive compensation will be included in our proxy statement for our 2000 annual meeting of stockholders. This information is incorporated by reference to that proxy statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information about security ownership of certain beneficial owners and management will be included in our proxy statement for our 2000 annual meeting of stockholders. This information is incorporated by reference to that proxy statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and related transactions will be included in our proxy statement for our 2000 annual meeting of stockholders. This information is incorporated by reference to that proxy statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements

Our consolidated financial statements are included in Item 8 of this report.

         2.  Financial Statement Schedules

The consolidated financial statement schedule for the valuation and qualifying accounts is included in Item 8 of this report.

     (b)  REPORTS ON FORM 8-K:

There were no reports on Form 8-K filed during the fourth quarter of the period covered by this report.

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

     3(d) Certificate of Amendment, dated as of December 18, 1998, to Company's Certificate of Incorporation, incorporated by reference to Exhibit 3(d) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     3(e) Certificate of Amendment, dated as of June 18, 1999, to Company's Certificate of Incorporation, located after the Consolidated Financial Statements of this report.

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

PART IV - ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K, CONTINUED

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

PART IV - ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K, CONTINUED

     4(u) Form of Common Stock Purchase Warrant for 15,000 shares of the Company's Common Stock issued to Wexford Spectrum Investors LLC, incorporated by reference to Exhibit 4.11 of the Company's Report on Form 10-Q for the quarter ended September 30, 1997.

     4(v) Form of Third Amendment to Loan and Security Agreement dated as of December 30, 1997 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 4(v) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     4(w) Form of Fourth Amendment to Loan and Security Agreement dated as of February 5, 1998 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 4(w) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     4(x) Form of Fifth Amendment to Loan and Security Agreement dated as of March 10, 1998 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 4(x) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

PART IV - ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K, CONTINUED

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

     4(an) Form of Stock and Warrant Purchase Agreement between PC Quote, Inc. and Howard Todd Horberg dated December 29, 1998, incorporated by reference to Exhibit 4(an) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     4(ao) Form of Common Stock Purchase Warrant for 120,000 shares issued to Howard Todd Horberg, incorporated by reference to Exhibit 4(ao) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     4(ap) Form of Stock and Warrant Purchase Agreement between PC Quote, Inc. and Steve Levy dated December 29, 1998, incorporated by reference to Exhibit 4(ap) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     4(aq) Form of Common Stock Purchase Warrant for 120,000 shares issued to Steve Levy, incorporated by reference to Exhibit 4(aq) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     4(ar) Form of Stock and Warrant Purchase Agreement between PC Quote, Inc. and Cranshire Capital, LP dated December 29, 1998, incorporated by reference to Exhibit 4(ar) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     4(as) Form of Common Stock Purchase Warrant for 80,000 shares issued to Cranshire Capital, LP, incorporated by reference to Exhibit 4(as) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     4(at) Form of Stock and Warrant Purchase Agreement between HyperFeed Technologies, Inc. and Howard Todd Horberg dated November 22, 1999, located after the Consolidated Financial Statements of this report.

     4(au) Form of Stock and Warrant Purchase Agreement between HyperFeed Technologies, Inc. and David Horberg dated November 22, 1999, located after the Consolidated Financial Statements of this report.

     4(av) Form of Common Stock Purchase Warrant for 125,000 shares issued to Howard Todd Horberg, located after the Consolidated Financial Statements of this report.

PART IV - ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K, CONTINUED

     4(aw) Form of Common Stock Purchase Warrant for 10,000 shares issued to David Horberg, located after the Consolidated Financial Statements of this report.

     4(ax) Form of Common Stock Purchase Warrant for 30,000 shares issued to Wildman, Harrold, Allen & Dixon, located after the Consolidated Financial Statements of this report.

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

PART IV - ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K, CONTINUED

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

     10(s) Termination Agreement by and between Townsend Analytics, Ltd and PC Quote, Inc., dated May 28, 1999, incorporated by reference to
              Exhibit 10(a) of the Company's Report on Form 10-Q for the quarter ended June 30, 1999.

     10(t) Software Distributor Agreement dated August 9, 1999 by and between Townsend Analytics, Ltd. and HyperFeed Technologies, Inc., incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q for the quarter ended June 30, 1999.

     10(u) PC Quote, Inc. 1999 Combined Incentive and Non-Statutory Stock Option Plan, located after the Consolidated Financial Statements of this report.

     21 Subsidiaries of Registrant: PCQuote.com, Inc., incorporated in the State of Delaware.

     23       Consent of KPMG LLP.

     27       Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.


By:
     /s/ JIM R. PORTER
     ---------------------------
     Jim R. Porter, Chairman of the Board and
     Chief Executive Officer
     March 13, 2000


By:

     /s/ JOHN E. JUSKA
     ---------------------------
     John E. Juska, Chief Financial Officer and
     Principal Accounting Officer
     March 13, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIM R. PORTER
------------------------------------
Jim R. Porter, Chairman of the Board and
Chief Executive Officer
March 13, 2000

/s/ JOHN R. HART
------------------------------------
John R. Hart, Director
March 13, 2000

/s/ TIMOTHY K. KRAUSKOPF
------------------------------------
Timothy K. Krauskopf, Director
March 13, 2000

/s/ RONALD LANGLEY
------------------------------------
Ronald Langley, Director
March 13, 2000

/s/ LOUIS J. MORGAN
------------------------------------
Louis J. Morgan, Director
March 13, 2000

/s/ KENNETH J. SLEPICKA
------------------------------------
Kenneth J. Slepicka, Director
March 13, 2000

                                    CONTENTS

INDEPENDENT AUDITORS' REPORT                                                    F-1

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated balance sheets                                                  F-2-3

   Consolidated statements of operations                                        F-4

   Consolidated statements of stockholders' equity                              F-5

   Consolidated statements of cash flows                                        F-6-7

   Notes to consolidated financial statements                                   F-8-24

   Independent Auditors' Report on Schedule II                                  F-25

   Supplemental Schedule II                                                     F-26

INDEPENDENT AUDITORS' REPORT




The Board of Directors
HyperFeed Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of HyperFeed Technologies, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HyperFeed Technologies, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ KPMG LLP
Chicago, Illinois
March 8, 2000

HYPERFEED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

ASSETS                                                                1999                  1998
                                                                      ----                  ----
Current Assets
  Cash and cash equivalents                                          $ 1,452,186      $ 1,139,785
  Accounts receivable, less allowance for doubtful
    accounts of: 1999: $442,276; 1998: $443,037                        2,652,350        1,490,139
  Prepaid license fees, current                                        1,680,000              ---
  Prepaid expenses and other current assets                              244,477          114,011
                                                                      ----------       ----------


TOTAL CURRENT ASSETS                                                   6,029,013        2,743,935
                                                                       ---------        ---------

Property and Equipment
  Satellite receiving equipment                                          436,759          525,730
  Computer equipment                                                   4,323,921        4,260,589
  Communication equipment                                              1,173,595        1,254,010
  Furniture and fixtures                                                 263,941          252,050
  Leasehold improvements                                                 402,692          402,692
                                                                      ----------       ----------
                                                                       6,600,908        6,695,071
Less: accumulated depreciation and amortization                        4,189,766        4,613,526

                                                                      ----------       ----------
                                                                       2,411,142        2,081,545
                                                                      ----------       ----------

Prepaid license fees, net of accumulated
  amortization of $1,190,000                                           3,010,000              ---
                                                                       ---------       ----------

Software development costs, net of accumulated
  amortization of: 1999: $6,890,526; 1998: $4,442,673                  3,775,491        5,012,971
                                                                       ---------        ---------

Deposits and other assets                                                 69,538          214,916
                                                                          ------          -------

TOTAL ASSETS                                                        $ 15,295,184     $ 10,053,367
                                                                    ============     ============

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31, 1999 AND 1998

LIABILITIES AND STOCKHOLDERS' EQUITY                                           1999            1998
                                                                               ----            ----

Current Liabilities
   Notes payable                                                             $1,050,000      $ 300,000
   Accrued satellite termination fees                                           558,000           ---
   Accounts payable                                                           1,709,322      4,138,517
   Accrued expenses                                                           2,319,150        218,866
   Accrued compensation                                                         461,498        313,838
   Income taxes payable                                                           5,000          3,161
   Unearned revenue                                                           2,304,070      1,241,933
                                                                              ---------      ---------

TOTAL CURRENT LIABILITIES                                                     8,407,040      6,216,315
                                                                              ---------      ---------

Notes payable, less current portion                                           1,449,634        499,634
Accrued satellite termination fees, less current portion                        624,000            ---
Unearned revenue, less current portion                                           78,315        261,027
Accrued expenses, less current portion                                          134,693        161,120
Minority interest                                                                 3,869            ---
                                                                              ---------      ---------

TOTAL NONCURRENT LIABILITIES                                                  2,290,511        921,781
                                                                              ---------      ---------

TOTAL LIABILITIES                                                            10,697,551      7,138,096
                                                                             ----------      ---------

Stockholders' Equity
Preferred stock, $.001 par value; authorized 5,000,000 shares;
   issued and outstanding:
     Series A 5% convertible: 19,075 shares at December 31, 1999
     and  December 31, 1998                                                         19              19
     Series B 5% convertible: 28,791 shares at December 31, 1999
     and  December 31, 1998                                                         29              29
Common stock, $.001 par value; authorized 50,000,000 shares;
   issued and outstanding 15,592,690 shares at December 31, 1999
   and 14,183,183 shares at December 31, 1998                                   15,593          14,183
Additional paid-in capital - Series A 5% convertible preferred stock         3,086,013       3,086,013
Additional paid-in capital - Series B 5% convertible preferred stock         4,664,891       4,664,891
Additional paid-in capital - common stock                                   25,183,631      19,950,981
Additional paid-in capital - convertible subordinated
     debenture and warrants                                                  8,630,491       2,750,491
Accumulated deficit                                                        (36,983,034)    (27,551,336)
                                                                           ------------   ------------

TOTAL STOCKHOLDERS' EQUITY                                                    4,597,633      2,915,271
                                                                           ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 15,295,184   $ 10,053,367
                                                                           ============   ============


See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


-----------------------------------------------------------------------------------------------------------------------
                                                                  1999                  1998                   1997
-----------------------------------------------------------------------------------------------------------------------
REVENUE
   HyperFeed services                                        $ 17,733,813           $ 13,133,422           $ 12,356,460
   PCQuote.com services                                        15,394,246              9,912,111              4,762,912
                                                             ------------           ------------           ------------

TOTAL REVENUE                                                  33,128,059             23,045,533             17,119,372
                                                             ------------           ------------           ------------

DIRECT COST OF SERVICES
   HyperFeed services                                          12,697,106             10,456,647             10,253,756
   PCQuote.com services                                        12,774,875              6,542,787              4,201,310
                                                             ------------           ------------           ------------

TOTAL DIRECT COST OF SERVICES                                  25,471,981             16,999,434             14,455,066
                                                             ------------           ------------           ------------

GROSS MARGIN                                                    7,656,078              6,046,099              2,664,306
                                                             ------------           ------------           ------------

OPERATING EXPENSES
   Sales                                                        3,676,887              3,848,798              3,448,151
   General and administrative                                   5,257,617              3,310,843              3,951,437
   Product and market development                               3,640,457              2,354,761              1,795,045
   Depreciation and amortization                                1,251,048              1,231,123              1,243,722
   Satellite and offering termination expense                   3,182,222                    ---                    ---
   Restructuring charges                                              ---                    ---              1,146,677
                                                             ------------           ------------           ------------

TOTAL OPERATING EXPENSES                                       17,008,231             10,745,525             11,585,032
                                                             ------------           ------------           ------------

LOSS FROM OPERATIONS                                           (9,352,153)            (4,699,426)            (8,920,726)
                                                             ------------           ------------           ------------

OTHER INCOME (EXPENSE)
   Interest income                                                 50,062                 19,279                 37,873
   Interest expense                                              (120,751)            (1,765,448)            (2,252,801)
   Loss on sale of minority interest                              (88,386)                   ---                    ---
                                                             ------------           ------------           ------------

NET OTHER EXPENSE                                                (159,075)            (1,746,169)            (2,214,928)
                                                             ------------           ------------           ------------

LOSS BEFORE INCOME TAXES AND
  MINORITY INTEREST                                            (9,511,228)            (6,445,595)           (11,135,654)
INCOME TAXES                                                        5,000                  3,613                  5,762
                                                             ------------           ------------           ------------

LOSS BEFORE MINORITY INTEREST                                  (9,516,228)            (6,449,208)           (11,141,416)
Minority interest                                                  84,530                    ---                    ---
                                                             ------------           ------------           ------------

NET LOSS                                                       (9,431,698)            (6,449,208)           (11,141,416)
Preferred dividends                                                   ---              1,018,938                    ---
                                                             ------------           ------------           ------------
NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS                   ($ 9,431,698)          ($ 7,468,146)          ($11,141,416)
                                                             ============           ============           ============

Basic and diluted net loss per share                               ($0.63)                ($0.57)                ($1.33)

Weighted-average common shares outstanding                     14,878,160             13,001,058              8,353,400
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


---------------------------------------------------------------------------------------------------------------------------
                                   Series A    Series B     Series A     Series B                               Additional
                                      5%          5%           5%           5%                                   Paid-In
---------------------------------------------------------------------------------------------------------------------------
                                  Convertible Convertible  Convertible  Convertible                              Capital
                                  Preferred   Preferred    Preferred    Preferred     Common       Common        Series A
                                    Stock       Stock        Stock        Stock       Stock         Stock       Convertible
                                    Shares      Shares       Amount       Amount      Shares       Amount       Preferred
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996         ---          ---         $---         $---     7,355,621      $ 7,356         $---
---------------------------------------------------------------------------------------------------------------------------
Net loss                             ---          ---          ---          ---           ---          ---          ---
---------------------------------------------------------------------------------------------------------------------------
Issuance of common stock             ---          ---          ---          ---     5,081,179        5,081          ---
---------------------------------------------------------------------------------------------------------------------------
Value assigned to
amendment of convertible
debenture and warrants
issued                               ---          ---          ---          ---           ---          ---          ---
---------------------------------------------------------------------------------------------------------------------------
Value assigned to
employee stock options               ---          ---          ---          ---           ---          ---          ---
issued
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997         ---          ---          ---          ---    12,436,800       12,473          ---
---------------------------------------------------------------------------------------------------------------------------
Net loss                             ---          ---          ---          ---           ---          ---          ---
---------------------------------------------------------------------------------------------------------------------------
Issuance of preferred             19,075       28,791           19           29           ---          ---    2,966,794
stock
---------------------------------------------------------------------------------------------------------------------------
Issuance of common stock             ---          ---          ---          ---     4,735,332        4,735          ---
---------------------------------------------------------------------------------------------------------------------------
Purchase and retirement
of common stock                      ---          ---          ---          ---    (2,988,949)      (2,989)         ---
---------------------------------------------------------------------------------------------------------------------------
Value assigned to
beneficial conversion
feature of convertible               ---          ---          ---          ---           ---          ---      119,219
preferred stock
---------------------------------------------------------------------------------------------------------------------------
Value assigned to
employee stock options               ---          ---          ---          ---           ---          ---          ---
issued
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1998                 19,075       28,791           19           29    14,183,183       14,183   3,086,013
---------------------------------------------------------------------------------------------------------------------------
Net loss                             ---          ---          ---          ---           ---          ---          ---
---------------------------------------------------------------------------------------------------------------------------
Issuance of common stock             ---          ---          ---          ---     1,409,507        1,410          ---
---------------------------------------------------------------------------------------------------------------------------
Value assigned to
PCQuote.com,
Inc. warrant issued                  ---          ---          ---          ---           ---          ---          ---

---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999      19,075       28,791          $19          $29    15,592,690      $15,593   $3,086,013
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------
                                 Additional               Additional
                                  Paid-In                  Paid-In
----------------------------------------------------------------------------------------------
                                  Capital     Additional   Capital
                                  Series B     Paid-In    Convertible
                                 Convertible   Capital     Debenture    Accumulated
                                 Preferred      Common   and Warrants    Deficit      Total
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
Balance at December 31, 1996         $---  $12,615,995   $1,650,000  ($8,941,774)   $5,331,577
----------------------------------------------------------------------------------------------
Net loss                              ---          ---          ---  (11,141,416)  (11,141,416)
----------------------------------------------------------------------------------------------
Issuance of common stock              ---    4,751,520          ---          ---     4,756,601
----------------------------------------------------------------------------------------------
Value assigned to
amendment of convertible
debenture and warrants
issued                                ---          ---    1,100,491          ---     1,100,491
----------------------------------------------------------------------------------------------
Value assigned to
employee stock options                ---       19,076          ---          ---        19,076
issued
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
Balance at December 31, 1997          ---   17,386,591    2,750,491  (20,083,190)       66,329
----------------------------------------------------------------------------------------------
Net loss                              ---          ---          ---   (6,449,208)   (6,449,208)
----------------------------------------------------------------------------------------------
Issuance of preferred           3,765,172          ---          ---          ---     6,732,014
stock
----------------------------------------------------------------------------------------------
Issuance of common stock              ---    5,432,571          ---          ---     5,437,306
----------------------------------------------------------------------------------------------
Purchase and retirement
of common stock                       ---   (2,985,960)         ---          ---    (2,988,949)
----------------------------------------------------------------------------------------------
Value assigned to
beneficial conversion
feature of convertible            899,719          ---          ---   (1,018,938)          ---
preferred stock
----------------------------------------------------------------------------------------------
Value assigned to
employee stock options                ---      117,779          ---          ---       117,779
issued
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
Balance at December 31, 1998    4,664,891   19,950,981    2,750,491  (27,551,336)    2,915,271
----------------------------------------------------------------------------------------------
Net loss                              ---          ---          ---   (9,431,698)   (9,431,698)
----------------------------------------------------------------------------------------------
Issuance of common stock              ---    5,232,650          ---          ---     5,234,060
----------------------------------------------------------------------------------------------
Value assigned to
PCQuote.com, Inc.
warrant issued                        ---          ---    5,880,000          ---     5,880,000

----------------------------------------------------------------------------------------------
Balance at December 31, 1999  $ 4,664,891 $ 25,183,631 $  8,630,491  ($36,983,034) $ 4,597,633
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                   1999                   1998             1997
Cash Flows From Operating Activities:
  Net loss                                                                    ($ 9,431,698)          ($ 6,449,208)    ($11,141,416)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization of property and equipment                        1,251,048              1,231,123        1,243,722
  Provision for doubtful accounts                                                  650,000                397,873          683,639
  Amortization of software development costs                                     2,447,854              1,810,553        1,909,652
  Amortization of value assigned to warrant issued in lieu of
    license fees                                                                 1,190,000                    ---              ---
  Amortization of deferred discount on convertible
    subordinated debenture                                                             ---              1,096,402          674,992
  Amortization of deferred debt on warrants                                            ---                    ---          979,097
  Interest on converted debt, net of conversion costs                                  ---                553,761              ---
  Common stock issued in lieu of cash compensation                                  70,204                 91,522              ---
  Common stock issued in lieu of cash payments for professional fees               300,000                163,725              ---
  Write-off of capitalized software development costs                                  ---                300,401          571,647
  Compensation value assigned to employee stock options granted                        ---                117,779           19,076
  Loss on sale of minority interest                                                 88,399                    ---              ---
  Minority interest in loss                                                        (84,530)                   ---              ---
  Changes in assets and liabilities:
    Accounts receivable                                                         (1,812,211)              (452,562)      (1,018,836)
    Income tax refunds receivable                                                      ---                    ---           40,000
    Prepaid expenses and other current assets                                     (130,466)               (52,030)         123,090
    Deposits and other assets                                                      145,378                 82,387           55,879
    Accounts payable                                                            (2,429,195)             1,304,057        1,060,070
    Accrued expenses                                                             2,221,517               (676,930)         880,089
    Accrued satellite termination fees                                           1,182,000                    ---              ---
    Unearned revenue                                                               879,425                424,732          (52,008)
    Income taxes payable                                                             1,839                 (2,031)          (1,072)
                                                                            --------------           ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                                           (3,460,436)               (58,446)      (3,972,379)
                                                                            --------------           ------------     ------------
Cash Flows From Investing Activities:
  Purchase of property and equipment                                            (1,580,645)              (810,557)      (1,037,569)
  Proceeds from sale of equipment                                                      ---                    ---           55,943
  Software development costs capitalized                                        (1,210,374)            (1,997,452)      (1,817,927)
                                                                            --------------           ------------     ------------

NET CASH USED IN INVESTING ACTIVITIES                                           (2,791,019)            (2,808,009)      (2,799,553)
                                                                            --------------           ------------     ------------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                                         4,863,856              5,182,059        4,756,601
  Purchase and retirement of common stock                                              ---             (2,988,949)             ---
  Proceeds from issuance of notes payable                                        3,500,000                    ---              ---
  Borrowings under credit facility                                                     ---              1,000,000        2,250,000
  Principal payments under capital lease obligations                                   ---                    ---         (142,685)
  Principal payments on notes payable                                           (1,800,000)              (300,000)        (300,366)
                                                                            --------------           ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        6,563,856              2,893,110        6,563,550
                                                                            --------------           ------------     ------------

Net increase (decrease) in cash and cash equivalents                               312,401                 26,655         (208,382)
Cash and cash equivalents:
  Beginning of year                                                              1,139,785              1,113,130        1,321,512
                                                                            --------------           ------------     ------------

  End of year                                                                 $  1,452,186           $  1,139,785     $  1,113,130
                                                                            ==============           ============     ============

See Notes to Consolidated Financial Statements.

  HYPERFEED TECHNOLOGIES, INC.
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


--------------------------------------------------------------------------------------------------------------------
                                                                           1999             1998           1997
                                                                           ----             ----           ----
--------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------------------------------------------------------------------------
   Interest paid                                                     $    67,167      $    83,925   $     218,531
--------------------------------------------------------------------------------------------------------------------
   Income taxes paid                                                 $     3,161      $     3,517   $       6,834
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Noncash Investing and
  Financing Activities:
--------------------------------------------------------------------------------------------------------------------
   Additional paid-in capital - value assigned to PCQuote.com,
   Inc. warrant issued in lieu of license fees                       $ 5,880,000              ---             ---
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
   Additional paid-in capital from amendment of convertible
   debenture agreement and issuance of warrants                              ---              ---   $   1,100,491
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
   Additional paid-in capital from issuance of
   employee stock options                                                    ---      $   117,779   $      19,076
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
   Series A preferred stock issued for converted debt                        ---      $        19             ---
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
   Additional paid-in capital - Series A preferred stock - from conversion of convertible subordinated debenture
   principal, plus accrued interest, net of conversion costs                 ---      $ 2,966,794             ---
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
   Additional paid-in capital - Series A preferred stock - value assigned to beneficial conversion feature of
   preferred stock                                                           ---      $   119,219             ---
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
   Series B preferred stock issued for converted debt                        ---      $        29             ---
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
   Additional paid-in capital - Series B preferred stock - from conversion of credit facility borrowings, plus facility
   fee and accrued interest, net of conversion costs                         ---       $ 3,765,172            ---
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
   Additional paid-in capital - Series B preferred stock - value assigned to beneficial conversion feature of
   preferred stock                                                           ---      $   899,719             ---
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
   Convertible subordinated debenture principal balance
   converted into Series A convertible preferred stock                       ---     ($ 2,500,000)            ---
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
   Credit facility borrowings converted into Series B
   convertible preferred stock                                               ---     ($ 3,250,000)            ---
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
   Common stock issued in lieu of cash compensation                  $    70,204      $    91,522             ---
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
   Common stock issued in lieu of cash payments for professional
   fees                                                              $   300,000    $     163,725             ---
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

  See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

HyperFeed Technologies, Inc. (PC Quote or the "Company") is an Internet solutions provider servicing the business-to-business and business-to-consumer financial marketplace. We collect financial content directly from stock, options and commodities exchanges and other news and financial information sources. We provide this content with a variety of optional analytics packages to businesses for their internal use and redistribution to their customers over the Internet, virtual private networks, intranets, extranets, and local or wide area networks.

We use proprietary collection techniques to process financial market activity reported to us directly from equities, options, and futures and options on futures exchanges. We consolidate the information and update in real-time our data warehouse of last sale, bid/ask, time and sales, and historical prices of more than 600,000 securities and derivatives issues. The data warehouse includes information on all North American equities, equity options, major stock indices, Level 1 NASDAQ-quoted stocks, Level 2 NASDAQ market-maker quotes, mutual funds, money market funds, futures contracts and options on futures contracts. We use proprietary extraction routines and compression algorithms to create "HyperFeed-TM- 2000", our IP Multicast digital data stream.

We disseminate HyperFeed 2000 to our customers over the Internet, as well as by satellite and digital data landlines. HyperFeed 2000 populates databases residing on computer servers at our customers' sites that are continuously and instantaneously updated. This is often referred to as "real-time streaming data" within the industry. Software applications on our customers' and their customers' computers access the HyperFeed 2000 populated databases to allow the end user to monitor securities activity and financial information on an on-going real-time basis. PCQuote.com maintains multiple servers for customers' real-time access, through Internet connections or through the World Wide Web, to equivalent institutional quality financial data without the requirement of having their own server.

We derive our revenue from license fees charged for access to HyperFeed 2000 and from license fees charged for a packaged HyperFeed 2000 plus analytical software service. Our services are used primarily for trading analysis and as a price engine for order routing, order matching, order execution, interactive voice response, and alternative trading systems. Our customer base consists primarily of financial market data redistributors: securities broker-dealers, on-line brokerage firms, portfolio managers, other financial institutions, Internet web-sites and financial portals. PCQuote.com services individual and professional investors, in addition to selling advertising space on its web site, www.pcquote.com.

Significant accounting policies are as follows:

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of HyperFeed Technologies, Inc. (the "Company", formerly PC Quote, Inc.) and its subsidiary, PCQuote.com, Inc., and have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements include all adjustments, including the elimination of all significant intercompany transactions in consolidation, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SOFTWARE DEVELOPMENT COSTS: The Company's continuing investment in software development consists primarily of enhancements to its existing Windows-based private network and Internet services, development of new data analysis software and programmer tools designed to afford easy access to its data-feed for data retrieval and analysis purposes and application of new technology to increase the data volume and delivery speed of its distribution system and network.

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

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION: The Company principally derives its revenue from service contracts for the provision of market data only ("HyperFeed-TM- 2000 license fees"), service contracts for the provision of market data together with analytical software ("PC Quote 6.0 license fees"), and the sale of advertising on its web-site, www.pcquote.com. Revenue from service contracts is recognized using the percentage-of-completion method, ratably over the contract term as the contracted services are rendered. Revenue from the sale of advertising is recognized as the advertising is displayed on the web-site. HyperFeed license fees and PC Quote 6.0 license fees for satellite and landline services are generally billed one month in advance with 30-day payment terms. License fees for PC Quote 6.0 on the Internet are generally paid by credit card within five days prior to the month of service. These and other payments received prior to services being rendered are classified as unearned revenue on the balance sheet. Revenue and the related receivable for advance billings are not reflected in the financial statements. Customers' deposits on service contracts are classified as either current unearned revenue, if the contract expires in one year or less, or non-current unearned revenue, if the contract expiration date is greater than one year.

HyperFeed services primarily consist of the provision of HyperFeed 2000 with analytics to the business-to-business marketplace, while PCQuote.com services primarily consist of analytics services, powered by HyperFeed 2000, to the consumer marketplace. In addition, PCQuote.com sells advertising on its web site.

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

COMPUTATION OF NET INCOME (LOSS) PER SHARE: The Company applies the provisions of SFAS No. 128, "Earnings Per Share," which established new methods for computing and presenting earnings per share ("EPS") and replaced the presentation of primary and fully-diluted EPS with basic ("Basic") and diluted EPS. Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share includes the dilutive effect of unexercised common stock equivalents. The Company has equity securities that, if exercised, would have had a dilutive effect on EPS had the Company generated income during 1999 and 1998. The dilutive effect of such securities would have been an additional 9,118,000 and 225,500 average shares outstanding during the years ended December 31, 1999 and 1998, respectively.

RECLASSIFICATIONS: Certain amounts in the consolidated financial statements have been reclassified to conform to the 1999 presentation.

NOTE 2.  NOTES PAYABLE

The Company has a $1,500,000 term loan with a bank, payable in monthly installments of $25,000 plus interest at prime (8.5% at December 31, 1999). The loan is collateralized by substantially all assets of the Company. At December 31, 1999 and 1998, the outstanding balance was $499,634 and $799,634, respectively.

On September 3, 1999, our subsidiary, PCQuote.com, Inc., borrowed $2.0 million from Motorola, Inc. The promissory note bears interest at the prime rate from time to time as announced in the Wall Street Journal (8.5% on December 31, 1999). Payments are due in eight equal installments on a quarterly basis commencing June 30, 2000 through March 31, 2002, subject to early repayment upon the closing of an initial public offering of PCQuote.com's common stock. At December 31, 1999, the outstanding principal balance was $2,000,000. Accrued interest is payable at the same time as the principal installments. At December 31, 1999, accrued interest on the note was $53,584.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. TRANSACTIONS WITH AFFILIATES

On November 14, 1996, the Company entered into an agreement (the "Debenture Agreement") with Physicians Insurance Company of Ohio, ("Physicians"), a wholly-owned subsidiary of PICO Holdings, Inc. ("PICO"), which then owned approximately 30% of the Company's outstanding shares of common stock. Pursuant to the Debenture Agreement, Physicians invested $2.5 million in the Company in exchange for a Subordinated Convertible Debenture (the "Debenture") in the principal amount of $2.5 million with interest at 1% over prime. Interest was payable semiannually, beginning January 1, 1998. Physicians made the investment and the Debenture was issued on December 2, 1996. The Debenture was to mature on December 31, 2001 and was convertible at any time by Physicians into 1.25 million shares of common stock of the Company (subject to adjustment in certain cases). Using the Black-Scholes option-pricing model, a value of $1,650,000 was assigned by the Company to the subordinated debenture's beneficial conversion feature and recognized as additional paid-in capital and unamortized discount upon issuance in 1996.

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

In connection with the Loan Agreement, the Company and Physicians entered into a First Amendment to the Debenture and Debenture Agreement (the "Debenture Amendment"), pursuant to which the terms of the Debenture were restructured as follows: (a) the maturity date of the Debenture was changed to April 30, 1999 instead of December 31, 2001; (b) the Debenture could not be prepaid or redeemed without the consent of Physicians; (c) the conversion rate on the Debenture was changed from $2.00 per share to the lower of (i) the mean of the closing bid price per share for the 20 trading days preceding conversion of the Debenture or
(ii) $1.5625 per share (the market price of the Company's common stock on the date of the Debenture Amendment); (d) certain negative covenants were added to the Debenture Agreement; and (e) the rights offering contemplated by the Debenture Agreement would be at such time as determined by the Company and at a price as determined by Physicians. Interest under the Debenture would continue to be payable in cash or, at the option of Physicians, in shares of the Company's common stock at the market value of such shares at the time of payment.

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

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. TRANSACTIONS WITH AFFILIATES (CONTINUED)

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

In connection with the May 5, 1997 transactions, using the Black-Scholes option-pricing model, an aggregate value of $572,192 was assigned to the value of the Debenture Amendment and Warrant and recorded as additional paid-in capital and discounts on the Debenture and the Loan.

In August 1997, the Company and PICO agreed to amend the Loan Agreement and related documents to increase the amount of the secured loan from PICO to the Company from $1.0 million up to $2.0 million. The terms of the Loan Agreement otherwise remained substantially the same, except that the "facility fee" of $40,000 was eliminated for new advances. In connection with the increase of the loan amount pursuant to such amendment, the Company granted PICO an additional Common Stock Purchase Warrant for a minimum of 500,000 shares of the Company's common stock. The terms of the additional warrant are substantially the same as those contained in the Warrant, except that the conversion price is the lesser of (a) $2.00 per share or (b) the mean of the closing bid price per share for the 20 trading days preceding exercise of the additional warrant. The additional warrant also provides for certain piggyback registration rights and a one-time demand registration right. Using the Black-Scholes option-pricing model, a value of $428,640 was assigned to the value of the additional warrants issued and recorded as paid-in capital and discount on the loan.

On September 22, 1997, the Company and PICO executed a second amendment to the Loan Agreement to further increase the amount of the secured loan from PICO to the Company from $2.0 million to $2.25 million. The terms of the Loan Agreement otherwise remained substantially the same, except that the maturity date was extended to December 31, 1997. In consideration of the amendment to the Loan Agreement, the Company granted PICO another Common Stock Purchase Warrant for up to 129,032 shares of common stock. The terms of such warrant are substantially the same as contained in the Warrant, except that the conversion price is the lesser of (a) $1.9375 per share or (b) the mean of the closing bid price per share for the 20 trading days preceding exercise of this warrant. This warrant also provides for certain piggyback registration rights and a one-time demand registration right. Using the Black-Scholes option-pricing model, a value of $99,659 was assigned to the value of the additional warrants issued and recorded as paid-in capital and discount on the loan.

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

On May 19, 1998, PICO exercised a portion of one of their warrants and purchased 320,000 shares of common stock of the Company for $500,000.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. TRANSACTIONS WITH AFFILIATES (CONTINUED)

On July 31, 1998, the Company and PICO executed the ninth amendment to the Loan Agreement to further increase the amount of the secured loan from PICO to the Company from $2.25 million to $3.25 million. No further warrants were issued in connection with the ninth amendment.

On September 23, 1998, the Company entered into a Securities Purchase Agreement (the "Securities Agreement"), subject to shareholder approval, with PICO and Physicians. Under the terms of the Securities Agreement, the Company and Physicians, as the holder of the Debenture in the principal amount of $2,500,000, plus accrued interest in the amount of $423,123 as of September 23, 1998, plus interest accruing at the rate of $651 per day thereafter (such principal and all accrued interest through the Closing Date, the "Debenture Balance"), and PICO, to whom the Company was indebted in the principal amount of $3,290,000, plus accrued interest in the amount of $377,742 as of September 23, 1998, plus interest accruing at the rate of $1,262 per day thereafter (such principal and all accrued interest through the Closing Date, the "PICO Indebtedness") provided for the purchase of Series A 5% Convertible Preferred Stock by Physicians through the conversion of the Debenture Balance and for the purchase of Series B 5% Convertible Preferred Stock by PICO in consideration for the cancellation of the PICO Indebtedness.

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

Subject to the terms and conditions of the Securities Agreement, Physicians purchased and the Company issued to Physicians 19,075 shares of Series A 5% Convertible Preferred Stock determined by dividing the Debenture Balance by one hundred times $1.5625 (the Debenture conversion rate on the date of the Securities Agreement). The Series A 5% Convertible Preferred Stock was deemed to have a beneficial conversion feature because the fair market value of the Company's common stock was in excess of its per share conversion price at the date of issuance. The value of the beneficial conversion feature of $119,219 was recorded in 1998 as an increase in additional paid-in capital Series A preferred stock and a decrease to retained earnings (preferred dividend).

Subject to the terms and conditions of the Securities Agreement, PICO purchased and the Company issued to PICO on December 18, 1998, 28,791 shares of Series B 5% Convertible Preferred Stock determined by dividing the PICO Indebtedness by one hundred times $1.3125 (the market price of the Company's Common Stock on September 21, 1998, the date the Securities Agreement was approved by the Company's Board of Directors). The Series B 5% Convertible Preferred Stock was deemed to have a beneficial conversion feature because the fair market value of the Company's common stock was in excess of its per share conversion price at the date of issuance. The value of the beneficial conversion feature of $899,719 was recorded in 1998 as an increase in additional paid-in capital Series B preferred stock and a decrease to retained earnings (preferred dividend).

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

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. TRANSACTIONS WITH AFFILIATES (CONTINUED)

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

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. TRANSACTIONS WITH AFFILIATES (CONTINUED)

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

In October 1997, Imprimis Investors LLC and Wexford Spectrum Investors LLC (collectively, the "Wexford Affiliates") purchased five million shares of common stock and warrants to purchase five hundred thousand shares of common stock at an exercise price of $2.00 per share, exercisable at any time prior to October 15, 2002 (the "Initial Warrants"), in exchange for $5.0 million.

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

On October 31, 1997, the Company filed a Form S-2 Registration Statement with the Securities and Exchange Commission for the rights offering. The Registration Statement was amended on November 20, 1997 and became effective on November 21, 1997. The Company distributed 7,402,246 transferable subscription rights to shareholders of record as of the close of business on November 21, 1997, entitling them to purchase one additional share of Common Stock for each right at a price of $1.00 per share.

On January 23, 1998, the Company completed the rights offering. The Company received approximately $3.0 million in gross proceeds from the sale of shares underlying exercised rights. Pursuant to the Purchase Agreement, the entire proceeds were used to fulfill the Company's obligation to repurchase shares from the Wexford Affiliates.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. TRANSACTIONS WITH AFFILIATES (CONTINUED)

During the second quarter of 1998, the Wexford Affiliates exercised a portion of their warrants and purchased 143,300 shares of Common Stock of the Company for $286,600. During the third quarter of 1998, the Wexford Affiliates exercised a portion of their warrants and purchased 89,500 shares of Common Stock of the Company for $179,000.

In February 1999, the Wexford Affiliates exercised the remaining portion of their warrants and the Company issued 267,200 shares of common stock to them in exchange for $534,400.

NOTE 4. FINANCING AND EQUITY TRANSACTIONS

On December 29, 1998, the Company entered into Stock and Warrant Purchase Agreements with three third-party investors. On December 30, 1998, the investors purchased 640,000 shares of common stock and warrants to purchase 320,000 shares of common stock at an exercise price of $1.875 per share, exercisable at any time on or prior to December 30, 2001, in exchange for $1.0 million. The investors acquired the common stock and warrants for investment purposes.

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

In December 1998, the Company segregated its Internet consumer related services into a separate business unit within the Company, which was incorporated in March 1999 as PCQuote.com, Inc., a wholly-owned subsidiary. On August 30, 1999, we formally separated the business of PCQuote.com and its associated assets and liabilities from our other businesses and operations.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. FINANCING AND EQUITY TRANSACTIONS, CONTINUED

On April 12, 1999, PCQuote.com, Inc. entered into a 3 1/2 year agreement with CNNfn. Under the limited exclusive licensing agreement, CNNfn granted PCQuote.com a license to display on PCQuote.com's web sites certain headlines from CNNfn original stories published on the CNNfn Web site at www.cnnfn.com. In connection with the agreement, PCQuote.com issued to CNNfn a warrant to acquire 515,790 shares (after giving effect to the 9,800-for-one stock split approved by PCQuote.com's Board of Directors) of common stock, representing a five percent interest in the common stock of PCQuote.com outstanding prior to its planned initial public offering. On June 9, 1999, PCQuote.com filed a registration statement with the Securities and Exchange Commission relating to a planned initial public offering of 7,750,000 shares of its common stock. The Company estimated that the warrant had a fair value of $5.88 million. The fair value was recorded as additional paid-in capital and current and non-current prepaid license fees, which will be amortized over the term of the agreement. The warrant vests 25% upon execution of the agreement with an additional 25% vested on each of the three succeeding anniversary dates after execution, and has an aggregate exercise price of $.52. In the event PCQuote.com does not complete an initial public offering by October 12, 2000, CNNfn has a one-time right to convert the then value of its interest in PCQuote.com into an equivalent interest in HyperFeed in the form of HyperFeed common stock.

On April 29, 1999, CNNfn exercised the vested portion of its warrant and acquired 128,948 shares of PCQuote.com common stock. The minority interest owned by CNNfn has been included in the accompanying consolidated financial statements.

PCQuote.com adopted its 1999 Combined Incentive and Non-statutory Stock Option Plan in May 1999. There are 1,538,600 shares of common stock reserved for issuance under this plan. The plan terminates in September 2009, unless terminated sooner by PCQuote.com's Board of Directors. The plan authorizes the award of options and restricted stock purchase rights. The plan will be administered by PCQuote.com's Board of Directors or a committee appointed by PCQuote.com's Board of Directors. The administrator has the authority to interpret the plan, grant awards and make all other determinations necessary to administer the plan. Stock options are exercisable for a period not to exceed ten years from the date of the grant and, to the extent determined at the time of grant, may be paid for in cash or by a reduction in the number of shares issuable upon exercise of the option. No stock options were issued under this plan during 1999.

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

On September 15, 1999, a third-party investor exercised its warrant, acquired in connection with the December 1998 private placement, and acquired 120,000 shares of our common stock in exchange for $225,000.

On November 22, 1999, the Company entered into Stock and Warrant Purchase Agreements with three third-party investors. On November 30, 1999, two of the investors purchased 270,000 shares of common stock and warrants to purchase 135,000 shares of common stock at an exercise price of $7.50 per share, exercisable at any time on or prior to November 30, 2001, in exchange for $1,350,000. Also on November 30, 1999, a service provider to the Company acquired 60,000 shares of common stock and warrants to purchase 30,000 shares of common stock at an exercise price of $7.50 per share, exercisable at any time on or prior to November 30, 2001, in lieu of a cash payment of $300,000 for services previously rendered. The investors acquired the common stock and warrants for investment purposes.

As a result of the foregoing, in connection with the Company's financing, equity, and related party transactions, the Company has the following warrants for purchase of shares of common stock, issued and outstanding at December 31, 1999:

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. FINANCING AND EQUITY TRANSACTIONS, CONTINUED

            Number                                                                      Remaining Life in Years
              of                         Expiration                 Exercise                      at
            Shares                          Date                      Price                December 31, 1999
            ------                          ----                      -----                -----------------

             320,000                     04/30/2005                    (1)                       5.33
             500,000                     04/30/2005                    (2)                       5.33
             129,032                     04/30/2005                    (3)                       5.33
           3,106,163                     04/30/2005                   $1.575                     5.33
             165,000                     11/30/2001                   $7.50                      1.92

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


NOTE 5.  EMPLOYEE STOCK OPTIONS

The Company has an Employees' Combined Incentive and Non-Statutory Stock Option Plan (the "Plan"). The Plan provides that at all times optional shares outstanding plus shares available for grant equal 4,000,000 shares. Generally, these options may be granted to key employees of the Company at a purchase price equal to the fair value of the Company's common stock at date of grant and are generally exercisable for a period of up to five years from the date of grant.

Other information with respect to the Plan is as follows:

---------------------------------- ------------------- --------------------------
                                          Number                Weighted-
                                            of               Average Exercise
                                          Shares              Price Per Share
                                   ------------------  --------------------------
---------------------------------- ------------------- --------------------------
Balance, December 31, 1996                440,003                4.51
Granted                                   636,612                1.61
Exercised                                 (18,833)              (0.90)
Canceled                                 (283,917)              (4.64)
                                       ---------

Balance, December 31, 1997                773,865                2.16
Granted                                 1,192,200                1.52
Exercised                                 (95,015)              (1.19)
Canceled                                  (76,751)              (2.39)
                                       ---------

Balance, December 31, 1998              1,794,299                1.78
Granted                                 1,277,340                5.89
Exercised                                (210,514)              (1.36)
Canceled                                  (10,669)              (4.66)
                                       ---------

Balance, December 31, 1999              2,850,456                3.64
                                       ---------
---------------------------------- ------------------- --------------------------

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  EMPLOYEE STOCK OPTIONS (CONTINUED)

                                                               Shares
                                         Exercisable         Available
                                            Shares           for Grant
                                       ----------------   ------------------
December 31, 1999                         1,445,772             1,149,544
December 31, 1998                         1,457,466               205,701
December 31, 1997                           592,113             1,226,135

Options granted under the Plan generally become exercisable at an annual cumulative rate of one-third of the total number of options granted. The exercise price for options outstanding at December 31, 1999 ranged from $0.9375 to $8.875 per share.

The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma net income per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Had the Company determined compensation cost based on the fair value at the grant date for its stock-based compensation plans under SFAS No. 123, the Company's net loss and net loss per share would have been for the years ended December 31, 1999, 1998 and 1997 the pro forma amounts indicated below:

                                                     Basic and                          Basic and                      Basic and
                                                    Diluted Loss                       Diluted Loss                   Diluted Loss
                                        1999         per Share           1998             Share           1997         per Share
                                   -------------      ---------     -------------       ---------     -------------    ---------
Net loss available for common
stockholders                       ($ 9,431,698)      ($  0.63)     ($ 7,468,146)       ($  0.57)     ($11,141,416)    ($  1.33)
Compensation expense related
to stock options granted             (1,504,536)         (0.10)       (1,254,336)          (0.10)         (523,646)       (0.06)
                                   -------------      ---------     -------------       ---------     -------------    ---------

Pro forma net loss available
for common stockholders            ($10,936,234)      ($  0.73)     ($ 8,722,482)       ($  0.67)     ($11,665,062)    ($  1.39)
                                   =============      =========     =============       =========     =============    =========


The fair value of each grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           1999                         1998                         1997
                                           ----                         ----                         ----
Expected life                           5.00 years                   7.18 years                   6.83 years
Dividend rate                               0%                           0%                           0%
Risk-free interest rate                    5.45%                        5.16%                        6.11%
Volatility factors                         117%                         134%                         123%

The weighted-average exercise price and weighted-average fair value of options granted during 1999, 1998 and 1997 where the market price equals, exceeds or is less than the exercise price at the time of grant is as follows:

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  EMPLOYEE STOCK OPTIONS (CONTINUED)

----------------------------------------------------------------------------------------------------------------------
                                                      Stock Price ______ Exercise Price
----------------------------------------------------------------------------------------------------------------------
                                     1999                            1998                           1997
----------------------------------------------------------------------------------------------------------------------
                                               Is Less                        Is Less                        Is Less
                          Equals    Exceeds     Than     Equals    Exceeds     Than      Equals    Exceeds     Than
                          ------    -------     ----     ------    -------     ----      ------    -------     ----
----------------------------------------------------------------------------------------------------------------------

Exercise price            $5.89       ---        ---     $1.29      $1.59      $1.75     $1.53      $1.69     $1.70
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Fair value of option      $4.91       ---        ---     $1.09      $2.01      $1.10     $1.29      $2.00     $0.96
----------------------------------------------------------------------------------------------------------------------

No compensation expense from stock-based compensation awards was recognized in the Statement of Operations for 1999. Compensation expense from stock-based compensation awards recognized in the Statement of Operations for 1998 and 1997 was $117,779 and $19,076, respectively.

A further summary about options outstanding at December 31, 1999, is as follows:

                                                  Weighted-
                                                   Average
                                                  Remaining
                                   Number        Contractual                         Number
       Exercise Price           Outstanding      Life in Years                     Exercisable
------------------------------ --------------  ----------------                  ---------------
          $ 0.9375                     16,667       3.11                               ---
          $ 1.0000                     17,612       1.85                              10,945
          $ 1.1250                    110,000       3.68                              39,999
          $ 1.3750                    571,235       6.72                             537,901
          $ 1.4375                    255,168       3.28                             235,494
          $ 1.5000                     26,183       3.05                              12,516
          $ 2.0000                    487,901       7.45                             487,901
          $ 2.9375                      5,000       3.38                               1,666
          $ 5.2500                     97,500       4.63                              10,000
          $ 5.3750                     25,000       1.58                              25,000
          $ 5.8125                    205,000       4.97                               ---
          $ 5.9375                    958,840       4.21                              15,000
          $ 6.3750                     64,350       0.82                              64,350
          $ 8.8750                     10,000       4.72                               5,000
                                    ---------                                      ---------

                                    2,850,456       5.10                           1,445,772
                                    =========                                      =========

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  INCOME TAXES

The deferred tax assets and liabilities consist of the following components as of December 31, 1999 and 1998:

                                                                  1999                         1998
                                                                  ----                         ----
Deferred tax assets:
Unearned revenue                                                  $ 833,835                   $ 526,036
Receivable allowances                                               154,797                     155,063
Property and equipment                                              306,380                     266,800
Accrued expenses                                                     88,418                      54,231
Other                                                             1,033,541                       ---
Net operating loss carryforwards                                 10,467,671                   9,101,895
Research and development credit carryforward                        106,000                     106,000
                                                                 ----------                   ---------
                                                                 12,990,642                  10,210,025
Valuation allowance                                             (11,571,671)                 (8,455,486)
                                                                 ----------                   ---------
                                                                  1,418,971                   1,754,539
Deferred tax liabilities:
Software capitalization                                          (1,321,422)                 (1,754,539)
Other                                                               (97,549)                      ---
                                                                 ----------                  ----------
                                                                 (1,418,971)                 (1,754,539)
                                                                  ---------                   ---------

Net current deferred tax asset                                         ---                        ---
                                                                 ==========                   =========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the scheduled reversal of the capitalized software, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1999.

Income tax expense for the years ended December 31, 1999, 1998, and 1997, consists of the following:

                                          1999                       1998                       1997
                                          ----                       ----                       ----
Current:
State and local                         $  5,000                    $ 3,613                   $ 5,762
Deferred                                    ---                        ---                        ---
                                        --------                    -------                   -------

Total income tax expense                $  5,000                    $ 3,613                   $ 5,762
                                        ========                    =======                   =======

Reconciliations of income tax expense computed at the statutory federal income tax rate to the Company's income tax expense for the years ended December 31, 1999, 1998 and 1997, are as follows:

                                                          1999                    1998                   1997
                                                          ----                    ----                   ----
Statutory rate provision                              ($3,299,344)           ($ 2,257,223)         ($ 3,899,496)
Increase (decrease) resulting from:
Nondeductible expenses                                     12,303                 393,613                 8,468
State income taxes (net of Federal benefit)                 3,250                   2,348                 3,745
Change in valuation allowance                           3,116,185               1,701,895             3,907,331
Other                                                     172,606                 162,980               (14,286)
                                                        ---------             -----------           ------------
                                                          $ 5,000                 $ 3,613               $ 5,762
                                                        =========             ===========           ============

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  INCOME TAXES (CONTINUED)

At December 31, 1999, the Company had federal income tax net operating loss carryforwards of approximately $29,908,000 for federal income tax purposes and approximately $28,071,000 for the alternative minimum tax. Approximately $1,058,000 of these net operating losses relates to exercise of incentive employee stock options and will be credited directly to stockholders' equity when realized. The Company also had research and development credits of $106,000 which will expire in years 2010 to 2011 if not previously utilized. The future utilization of these net operating losses and research and development credits will be limited due to changes in Company ownership. The net operating loss carryforwards will expire, if not previously utilized, as follows: 2000:
$1,370,000; 2001: $1,539,000; 2002: $560,000; 2003: $79,000; 2004: $576,000;
2005: $1,557,000; 2006: $301,000 and thereafter $23,926,000.

NOTE 7.  LEASE COMMITMENTS

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

Future minimum lease payments for the Company as lessee as of December 31, 1999 are as follows:

                                                                           Operating
                                                                            Leases
                                                                            ------
Years ending December 31:

    2000                                                                $    363,363
    2001                                                                     197,480
    2002                                                                     162,450
    2003                                                                     100,827
    2004                                                                      94,684
    2005 and thereafter                                                          ---
                                                                        ------------
   Total minimum lease payments                                         $    918,804
                                                                        ============

Rental expense for operating leases was $1,806,350, $3,187,945 and $3,314,402 for the years ended December 31, 1999, 1998 and 1997, respectively.


NOTE 8.  OTHER COMMITMENTS

In connection with the formation and transfer of its consumer-oriented Internet business to its subsidiary, PCQuote.com, on May 28, 1999, the Company and Townsend Analytics, Ltd. ("Townsend") entered into an agreement to terminate their Software Distributor Agreement dated December 4, 1995. Pursuant to the terms of the termination agreement, the Company was obligated to pay Townsend $1.0 million within ninety days after execution of the agreement. The Company paid the $1.0 million to Townsend in the third quarter of 1999. The Company and PCQuote.com subsequently entered into separate new license agreements with Townsend for the right to use the LAN and Internet versions, respectively, of the software application which is marketed as PCQuote 6.0 RealTick. The new agreements replaced the prior agreement between Townsend and the Company. The initial term of the agreements ends December 4, 2000. Pursuant to the terms of the new agreements, the Company

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  OTHER COMMITMENTS, CONTINUED

and PCQuote.com are each required to pay a minimum royalty to Townsend of $220,000 per month and a cumulative minimum royalty of $5,000,000 each over the initial term of the agreements. Under the terms of its new agreement with Townsend, the Company guarantees the obligation of its subsidiary, PCQuote.com, and receives a credit towards its minimum commitment obligations to the extent that PCQuote.com's actual royalty payments exceed its minimum commitments. The Company and its subsidiary recognized a combined $4.9 million of royalty expense for the year ended December 31, 1999 pursuant to the terms of the new agreements.

The Company and SpaceCom Systems, Inc. ("SpaceCom") entered into a settlement agreement as of November 1, 1999 related to the lease of satellite transmission space by the Company from SpaceCom. The lease was for 112 kilobits ("kb") of transmission capacity for payment of approximately $56,000 per month until, under certain circumstances, either August 1, 2002 or January 1, 2006. The Company and SpaceCom agreed to terminate the lease, and any and all claims or obligations thereunder, in exchange for the Company's agreement to pay SpaceCom an aggregate of $1,411,245 as follows: $179,245 on November 1, 1999, and ten equal monthly installments of $50,000 each from December 1, 1999 through September 1, 2000, and twelve equal monthly installments of $36,000 each from October 1, 2000 through September 1, 2001, and twelve equal monthly installments of $25,000 each from October 1, 2001 and ending on September 1, 2002. The Company ceased utilizing the SpaceCom satellite transmission services in the third quarter of 1999, and accordingly recorded the entire settlement amount as a charge against operations and the related payment liability as current and non-current accrued satellite termination fees. The Company expensed, as direct cost of services, $346,102, $679,680 and $677,347 for the years ended December 31, 1999, 1998 and 1997, respectively, for services utilized prior to termination of the agreement.

NOTE 9. SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has identified two industry segments within which it operates. The parent Company's services are principally in the business-to-business sector, while its subsidiary, PCQuote.com, Inc., operates in the business-to-consumer marketplace. The Company evaluates performance and allocates resources based on operating profitability and growth potential. The accounting policies and products of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                                1999                        1998                        1997
                                                ----                        ----                        ----
                                          Amount          %           Amount          %          Amount           %
                                          ------          -           ------          -          ------           -
Sales to unaffiliated customers:
HyperFeed services                     $ 17,733,813      53.5%     $ 13,133,422     57.0%     $ 12,356,461      72.2%
PCQuote.com services                     15,394,246      46.5%        9,912,111     43.0%        4,762,912      27.8%
                                       ------------                ------------               ------------

Total revenue                          $ 33,128,059     100.0%     $ 23,045,533    100.0%     $ 17,119,373     100.0%
                                       ============                ============               ============

Operating loss:
HyperFeed services                    ($ 2,420,796)      25.9%    ($ 3,041,329)     64.7%    ($ 5,632,960)      63.1%
PCQuote.com services                    (6,931,357)      74.1%      (1,658,097)     35.3%      (3,287,764)      36.9%
                                       ------------                ------------               ------------

Total operating loss                  ($ 9,352,153)     100.0%    ($ 4,699,426)    100.0%    ($ 8,920,724)     100.0%
                                       ============                ============               ============
Identifiable assets:
HyperFeed services                      $ 7,057,029      46.1%      $ 6,747,277     67.1%      $ 7,651,383      72.6%
PCQuote.com services                      8,238,155      53.9%        3,306,090     32.9%        2,885,065      27.4%
                                       ------------                ------------               ------------

Total identifiable assets              $ 15,295,184     100.0%     $ 10,053,367    100.0%     $ 10,536,448     100.0%
                                       ============                ============               ============

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  DEFINED CONTRIBUTION PLAN

In 1993, the Company established a 401(k) retirement savings plan for employees meeting certain eligibility requirements. Under the plan, the Company is required to match employee contributions at 25% of the first 5% contributed by an employee. The Company recorded expenses related to its matching of contributions of $58,356, $49,205 and $36,200 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 11.  EMPLOYEE STOCK PURCHASE PLAN

In 1995, the Company established an employee stock purchase plan. The plan allows employees to have up to 10% of their annual salary withheld to purchase common stock of HyperFeed Technologies, Inc. on the final day of each quarter at 85% of the market price on either the first or last day of the quarter, whichever is lower. The Company has reserved 1,000,000 shares of common stock for issuance pursuant to the terms of the plan. Shares sold to employees totaled 79,874, 288,513 and 60,610 for the years ended December 31, 1999, 1998 and
1997, respectively.

NOTE 12. LITIGATION

The Company is a defendant in the lawsuit GRAHAM R. CLARK V. PC QUOTE INCORPORATED (HYPERFEED) 1999 C 559, High Court of Justice, Queens Bench Division, London, filed on May 10, 1999. The lawsuit claims breach of a November 18, 1992 Marketing Agreement entered into between the plaintiff and PC Quote
(UK) Limited, a former subsidiary of the Company. Mr. Clark claims approximately $800,000 in damages and seeks his attorney's fees and costs. The Company has retained U.K. counsel to defend against these claims, and is vigorously defending the lawsuit. In addition, the Company has filed a counterclaim for approximately $100,000 in receivables owed by Mr. Clark to the Company. Given the early stage of this litigation, no assessment of the likely financial exposure to the Company in this lawsuit can be made. Management believes the claim is without merit; accordingly, no provision has been made in the financial statements for any loss that may result from this litigation.

The Company is a party to various other legal proceedings incidental to its business operations, none of which is expected to have a material effect on the financial condition or results of operations of the Company.

NOTE 13. OFFERING TERMINATION AND RESTRUCTURING

On October 18, 1999, PCQuote.com announced that it postponed its initial public offering of common stock due to market conditions. Management believes that the shift in market sentiment from PCQuote.com's Internet business-to-consumer model to HyperFeed's business-to-business model significantly reduces the likelihood of a PCQuote.com offering occurring in the near future. Given this uncertainty, and to avoid the added cost of maintaining the registration statement, the Company filed an application to withdraw the S-1 Registration Statement for the initial public offering of PCQuote.com, Inc. on March 8, 2000. The Company recorded approximately $1.8 million of costs associated with the preparation and filing of the S-1 Registration Statement and the initial public offering as a charge against operations in the fourth quarter of its year ended December 31, 1999.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. OFFERING TERMINATION AND RESTRUCTURING, CONTINUED

In June 1997, the Board of Directors of the Company approved a plan to restructure the operations of the Company. The plan provided for the exiting of certain activities and the termination of three senior executive's employment agreements. The activities exited by the Company resulted in a write off of approximately $572,000 of unamortized software development costs for previously capitalized software projects that were discontinued and a payment of $150,000 for early termination of a contractual arrangement. The management reorganization resulted in the Company incurring employment related termination costs of $425,000. Management classified these costs as "restructuring expense," as the costs at the time of recognition: 1) were not associated with or did not benefit activities that would be continued, 2) were not associated with or incurred to generate future revenue, and 3) represented amounts to be incurred by the Company under a contractual arrangement. Total restructuring costs recognized by the Company in 1997, as a result of its reorganization plan, was $1.1 million. There was $97,195 of restructuring costs included in accrued expenses at December 31, 1997, and subsequently paid in 1998.

NOTE 14. RESEARCH AND DEVELOPMENT

During the fiscal years ended December 31, 1999, 1998 and 1997, the Company expensed $1,070,346, $634,884 and $873,579, respectively, for research and development. These expenses are included in product and market development costs in the statements of operations.

HYPERFEED TECHNOLOGIES, INC.

SUPPLEMENTAL SCHEDULE II OF CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

The Board of Directors
HyperFeed Technologies, Inc.:

Under date of March 8, 2000, we reported on the consolidated balance sheets of HyperFeed Technologies, Inc. and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the aforementioned financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
March 8, 2000

HYPERFEED TECHNOLOGIES, INC.

SUPPLEMENTAL SCHEDULE II TO THE CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 1999, 1998 and 1997

------------------------------ ---------------- ----------------- ---------------- -----------------
                                 Balance at
                                Beginning of       Charged to       Deductions        Balance at
Description                        Year            Operations      From Reserves      End of Year
------------------------------ ---------------- ----------------- ---------------- -----------------

------------------------------ ---------------- ----------------- ---------------- -----------------
Allowance for doubtful
------------------------------ ---------------- ----------------- ---------------- -----------------
accounts
------------------------------ ---------------- ----------------- ---------------- -----------------
            1999                  $443,037          $650,000         ($650,761)       $442,276
------------------------------ ---------------- ----------------- ---------------- -----------------
            1998                  $346,000          $397,873         ($300,836)       $443,037
------------------------------ ---------------- ----------------- ---------------- -----------------
            1997                  $234,000          $683,639         ($571,639)       $346,000
------------------------------ ---------------- ----------------- ---------------- -----------------