Form 10-Q
period 2000-03-31
HYPERFEED TECHNOLOGIES INC
filed 2000-05-05
CIK 745774

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                        ---------------------------------


            [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended March 31, 2000
                                       Or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                          -------------to--------------

                     ---------------------------------------

                         Commission file number 0-13093
                I.R.S. Employer Identification Number 36-3131704

                          HYPERFEED TECHNOLOGIES, INC.
                            (a Delaware Corporation)

                             300 S. Wacker, Suite 300
                             Chicago, Illinois 60606
                            Telephone (312) 913-2800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,636,140 shares of the registrant's common stock ($.001 par value) were outstanding as of April 30, 2000.

                          HYPERFEED TECHNOLOGIES, INC.

                                      INDEX

                                                                              PAGE
PART I.   Financial Information

Item 1.   Consolidated Balance Sheets as of March 31, 2000 and
          December 31, 1999                                                     3

          Consolidated Statements of Operations for the three month periods
          ended March 31, 2000 and 1999                                         5

          Consolidated Statements of Cash Flows for the three month periods
          ended March 31, 2000 and 1999                                         6

          Notes to Consolidated Financial Statements                            7


Item 2.   Management's Discussion and Analysis of:

          Results of Operations and Financial Condition                        11

          Liquidity and Capital Resources                                      14


Item 3.   Quantitative and Qualitative Disclosures about Market Risk           15


PART II.  Other Information

Item 2.   Changes in Securities                                                15

Item 6.   Exhibits and Reports on Form 8-K                                     16

          Company's Signature Page                                             17

HYPERFEED TECHNOLOGIES, INC.
Consolidated Balance Sheets
March 31, 2000 and December 31, 1999

                                     ASSETS

                                                           March 31,    December 31,
                                                             2000          1999
                                                          (Unaudited)    (Audited)
                                                          -----------    ---------
Current Assets
  Cash and cash equivalents                               $ 1,644,944   $ 1,452,186
  Accounts receivable, less allowance for doubtful
    accounts of: 2000: $507,926;1999: $442,276              3,943,431     2,652,350
  Prepaid license fees, current                             1,680,000     1,680,000
  Prepaid expenses and other current assets                   309,661       244,477
                                                          -----------   -----------


TOTAL CURRENT ASSETS                                        7,578,036     6,029,013
                                                          -----------   -----------

Property and equipment
  Satellite receiving equipment                               282,474       436,759
  Computer equipment                                        3,523,959     4,323,921
  Communication equipment                                   1,071,787     1,173,595
  Furniture and fixtures                                      112,312       263,941
  Leasehold improvements                                      403,226       402,692
                                                          -----------   -----------

                                                            5,393,758     6,600,908
Less: Accumulated depreciation and amortization             2,988,683     4,189,766
                                                          -----------   -----------

                                                            2,405,075     2,411,142
                                                          -----------   -----------

Prepaid license fees, net of accumulated amortization
 of: 2000: $1,610,000; 1999: $1,190,000                     2,590,000     3,010,000
                                                          -----------   -----------

Software development costs, net of accumulated
  amortization of: 2000: $6,006,689; 1999: $6,890,526       3,413,157     3,775,491
                                                          -----------   -----------

Deposits and other assets                                      65,000        69,538
                                                          -----------   -----------

TOTAL ASSETS                                              $16,051,268   $15,295,184
                                                          ===========   ===========

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Balance Sheets (continued)
March 31, 2000 and December 31, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          March 31,     December 31,
                                                                            2000           1999
                                                                         (Unaudited)     (Audited)
                                                                         -----------     ---------
Current Liabilities
   Notes payable                                                         $ 1,300,000    $ 1,050,000
   Accrued satellite termination fees                                        516,000        558,000
   Accounts payable                                                        3,076,515      1,709,322
   Accrued expenses                                                        1,519,255      2,319,150
   Accrued compensation                                                      472,600        461,498
   Income taxes payable                                                        5,000          5,000
   Unearned revenue                                                        2,742,856      2,304,070
                                                                         -----------    -----------

TOTAL CURRENT LIABILITIES                                                  9,632,226      8,407,040
                                                                         -----------    -----------

Notes payable, less current portion                                        1,124,634      1,449,634
Accrued satellite termination fees, less current portion                     516,000        624,000
Unearned revenue, less current portion                                        66,779         78,315
Accrued expenses, less current portion                                       128,087        134,693
Minority interest                                                                 --          3,869
                                                                         -----------    -----------

TOTAL NONCURRENT LIABILITIES                                               1,835,500      2,290,511
                                                                         -----------    -----------

TOTAL LIABILITIES                                                         11,467,726     10,697,551
                                                                         -----------    -----------

Stockholders' Equity
Preferred stock, $.001 par value; authorized 5,000,000 shares;
    issued and outstanding:
    Series A 5% convertible: 19,075 shares at
        March 31, 2000 and December 31, 1999                                      19             19
    Series B 5% convertible: 28,791 shares at
        March 31, 2000 and December 31, 1999                                      29             29
Common stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding 15,636,140 shares at
   March 31, 2000 and 15,592,690 shares at December 31, 1999                  15,636         15,593
Additional paid-in capital - Series A 5% convertible preferred stock       3,086,013      3,086,013
Additional paid-in capital - Series B 5% convertible preferred stock       4,664,891      4,664,891
Additional paid-in capital - common stock                                 25,318,568     25,183,631
Additional paid-in capital - convertible subordinated
    debenture and warrants                                                 8,630,491      8,630,491
Accumulated deficit                                                      (37,132,105)   (36,983,034)
                                                                         -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                                 4,583,542      4,597,633
                                                                         -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $16,051,268    $15,295,184
                                                                         ===========    ===========

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Statements of Operations

                                                     For The Three Months Ended
                                                     --------------------------
-------------------------------------------------------------------------------
                                                      March 31,      March 31,
                                                        2000           1999
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
-------------------------------------------------------------------------------
REVENUE
   HyperFeed Services                                $ 4,851,831    $ 4,161,637
   PCQuote.com Services                                5,999,946      3,258,641
                                                     -----------    -----------

TOTAL REVENUE                                         10,851,777      7,420,278
                                                     -----------    -----------

DIRECT COST OF SERVICES
   HyperFeed Services                                  3,021,888      3,101,605
   PCQuote.com Services                                4,462,428      2,269,874
                                                     -----------    -----------

TOTAL DIRECT COST OF SERVICES                          7,484,316      5,371,479
                                                     -----------    -----------

GROSS MARGIN                                           3,367,461      2,048,799
                                                     -----------    -----------

OPERATING EXPENSES
   Sales                                               1,078,951        880,838
   General and administrative                          1,155,649      1,049,687
   Product and market development                        819,484        593,765
   Depreciation and amortization                         427,671        242,830
                                                     -----------    -----------

TOTAL OPERATING EXPENSES                               3,481,755      2,767,120
                                                     -----------    -----------

LOSS FROM OPERATIONS                                    (114,294)      (718,321)
                                                     -----------    -----------

INTEREST INCOME (EXPENSE)
   Interest income                                        13,403          7,512
   Interest expense                                      (52,049)       (14,992)
                                                     -----------    -----------

NET INTEREST EXPENSE                                     (38,646)        (7,480)
                                                     -----------    -----------

LOSS BEFORE INCOME TAXES                                (152,940)      (725,801)
INCOME TAXES                                                  --             --
                                                     -----------    -----------

LOSS BEFORE MINORITY INTEREST                           (152,940)      (725,801)
Minority interest                                          3,869             --
                                                     -----------    -----------

NET LOSS                                             ($  149,071)   ($  725,801)
                                                     ===========    ===========

Basic net loss per share                                  ($0.01)        ($0.05)
Diluted net loss per share                                ($0.01)        ($0.05)

Weighted-average common shares outstanding            15,606,096     14,412,358
-------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

                                                                         For The Three Months Ended
                                                                         --------------------------
                                                                          March 31,      March 31,
                                                                            2000           1999
                                                                         (Unaudited)    (Unaudited)
                                                                         -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                                               ($  149,071)   ($  725,801)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization of property and equipment                  427,671        242,830
    Provision for doubtful accounts                                          150,000         90,000
    Amortization of software development costs                               651,605        571,009
    Amortization of value assigned to warrant issued in lieu of
      license fees                                                           420,000             --
    Common stock issued in lieu of cash compensation                              --         17,900
    Minority interest in loss                                                 (3,869)            --
    Changes in assets and liabilities:
      Accounts receivable                                                 (1,441,081)      (575,918)
      Prepaid expenses and other current assets                              (65,184)         2,062
      Deposits and other assets                                                4,538         31,012
      Accounts payable                                                     1,367,193       (216,377)
      Accrued expenses                                                      (795,399)       326,251
      Accrued satellite termination fees                                    (150,000)            --
      Accrued income taxes payable                                                --         (3,161)
      Unearned revenue                                                       427,250         66,796
                                                                         -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          843,653       (173,397)
                                                                         -----------    -----------
Cash Flows From Investing Activities:
  Purchase of property and equipment                                        (421,604)      (238,504)
  Software development costs capitalized                                    (289,271)      (299,312)
                                                                         -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                       (710,875)      (537,816)
                                                                         -----------    -----------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                                     134,980        667,038
  Principal payments on notes payable                                        (75,000)       (75,000)
                                                                         -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     59,980        592,038
                                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents                         192,758       (119,175)
Cash and cash equivalents:
  Beginning of the period                                                  1,452,186      1,139,785
                                                                         -----------    -----------

  End of the period                                                      $ 1,644,944    $ 1,020,610
                                                                         ===========    ===========

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION: The accompanying interim consolidated financial statements include the accounts of HyperFeed Technologies, Inc. (the "Company") and its subsidiary, PCQuote.com, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated interim financial statements include all adjustments, including the elimination of all significant intercompany transactions in consolidation, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The amounts indicated as "audited" have been extracted from the Company's December 31, 1999 annual report. For further information, refer to the financial statements and footnotes included in HyperFeed Technologies' annual report on Form 10-K for the year ended December 31, 1999.

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

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

REVENUE RECOGNITION: The Company principally derives its revenue from service contracts for the provision of market data only ("HyperFeed-Registered Trademark- 2000 license fees"), service contracts for the provision of market data together with analytical software ("HyperFeed analytics license fees"), and the sale of advertising on its web-site, www.pcquote.com. Revenue from service contracts is recognized ratably over the contract term as the contracted services are rendered. Revenue from the sale of advertising is recognized as the advertising is displayed on the web-site. HyperFeed 2000 license fees and HyperFeed analytics license fees for satellite and landline services are generally billed one month in advance with 30-day payment terms. License fees for PC Quote 6.0 on the Internet are generally paid by credit card within five days prior to the month of service. These and other payments received prior to services being rendered are classified as unearned revenue on the balance sheet. Revenue and the related receivable for advance billings are not reflected in the financial statements. Customers' deposits on service contracts are classified as either current unearned revenue, if the contract expires in one year or less, or non-current unearned revenue, if the contract expiration date is greater than one year.

HyperFeed services primarily consist of the provision of HyperFeed 2000 and HyperFeed 2000 with analytics to the business-to-business marketplace, while PCQuote.com services primarily consist of analytics service, powered by HyperFeed 2000, to the consumer marketplace. In addition, PCQuote.com sells advertising on its web-site.

The Company applies the provisions of Statement of Position 97-2, "Software Revenue Recognition," which specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement, (2) delivery, (3) fixed or determinable fee, and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to the Company's software products (including specified upgrades/enhancements) is recognized upon delivery of the products. Revenue allocated to post contract customer support is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) is recognized as the services are performed.

(2) NOTES PAYABLE

The Company has a $1,500,000 term loan with a bank, payable in monthly installments of $25,000 plus interest at prime (9.0% at March 31, 2000). The loan is collateralized by substantially all assets of the Company.

On September 3, 1999, our subsidiary, PCQuote.com, Inc., borrowed $2.0 million from Motorola, Inc. The promissory note bears interest at the prime rate from time to time as announced in the Wall Street Journal (9.0% at March 31, 2000). Payments are due in eight equal installments on a quarterly basis commencing June 30, 2000 through March 31, 2002, subject to early repayment upon the closing of an initial public offering of PCQuote.com's common stock.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3) INCOME TAXES

At December 31, 1999, the Company had federal income tax net operating loss carryforwards of approximately $29,908,000 for federal income tax purposes and approximately $28,071,000 for the alternative minimum tax. Approximately $1,058,000 of these net operating losses relate to the exercise of incentive employee stock options and will be credited directly to stockholders' equity when realized. The Company also had research and development credits of $106,000 which will expire in years 2010 to 2011 if not previously utilized. The future utilization of these net operating losses and research and development credits will be limited due to changes in Company ownership. The net operating loss carryforwards will expire, if not previously utilized, as follows: 2000:
$1,370,000; 2001: $1,539,000; 2002: $560,000; 2003: $79,000; 2004: $576,000;
2005: $1,557,000; 2006 $301,000 and thereafter $23,926,000.

(4) TRANSACTIONS WITH AFFILIATES

In February 1999, Imprimis Investors LLC and Wexford Spectrum Investors LLC (collectively, the "Wexford Affiliates") exercised common stock purchase warrants, previously acquired pursuant to the Stock and Warrant Purchase Agreement dated October 15, 1997, between HyperFeed Technologies and the Wexford Affiliates and purchased 267,200 shares of Common Stock for $534,400.

(5) SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has identified two industry segments within which it operates. The parent Company's services are principally in the business-to-business sector, while its subsidiary, PCQuote.com, Inc., operates in the business-to-consumer marketplace. The Company evaluates performance and allocates resources based on operating profitability and growth potential. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments for the quarters ended March 31, 2000 and March 31, 1999 is as follows:

                                        March 31, 2000                March 31, 1999
                                   ------------------------      ------------------------
                                      AMOUNT            %           AMOUNT            %
                                                      -----                         -----
SALES TO UNAFFILIATED CUSTOMERS:
HyperFeed services                 $  4,851,831       44.7%      $  4,161,637       56.1%
PCQuote.com services                  5,999,946       55.3%         3,258,641       43.9%
                                   ------------                  ------------

Total revenue                      $ 10,851,777      100.0%      $  7,420,278      100.0%
                                   ============                  ============

OPERATING INCOME (LOSS):
HyperFeed services                 $    157,712       N/A       ($    435,077)      60.6%
PCQuote.com services                   (272,006)      N/A            (283,244)      39.4%
                                   ------------                  ------------

Total operating loss              ($    114,294)      N/A       ($    718,321)     100.0%
                                   ============                  ============

IDENTIFIABLE ASSETS:
HyperFeed services                 $  6,782,224       42.3%      $  6,535,603       64.6%
PCQuote.com services                  9,269,044       57.7%         3,575,410       35.4%
                                   ------------                  ------------

Total identifiable assets          $ 16,051,268      100.0%      $ 10,111,013      100.0%
                                   ============                  ============

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6) OTHER COMMITMENTS

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


RECENT BUSINESS DEVELOPMENTS

HYPERFEED AND COMPAQ ANNOUNCE LAUNCH OF HYPERSERVER

On March 6, 2000, we announced the launch of the HyperServer-TM-. Compaq (NYSE:CPQ) will configure its ProLiant class servers to our stringent specifications for processing, databasing, and redistributing the massive volumes of real-time HyperFeed-Registered Trademark- 2000 financial market data. HyperServer is an integral component of our newly released e-business solution, Neosphere, for Internet redistribution of real-time financial content. Under the joint marketing, sales and service agreement, HyperServer is available exclusively through Compaq DirectPlus with special financing terms from Compaq Financial Services. Our technicians will provide service and support.

CHARLES SCHWAB SELECTS HYPERFEED TECHNOLOGIES AS MARKET DATA VENDOR

On March 1, 2000, we announced that Charles Schwab & Co. (NYSE: SCH) is now using HyperFeed-Registered Trademark- 2000 to supplement the provision of market data to their Internet and on-line service offerings. HyperFeed 2000 is an IP Multicast datafeed that incorporates proprietary compression technologies to deliver over 600,000 North American stock and option issues, in true real-time. Schwab will also use HyperFeed 2000 to power their Interactive Voice Response systems.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)

CYBERCORP SELECTS HYPERFEED 2000 MARKET DATA FOR TWO NEW TRADING APPLICATIONS

On February 28, 2000, we announced that we were selected as the primary provider of financial market data for CyBerCorp's new electronic stock trading software, CyBerX. In addition to CyBerX, CyBerCorp is also offering HyperFeed 2000 market data with its most recent product introduction, CyBerQuant, a quantitative analysis, stock screening and signal generation tool. As the primary market data provider to CyBerCorp, an electronic trading technology and brokerage group, we have been providing HyperFeed 2000 market data to CyBerCorp's clients for the past two years including many of the traders using CyBerTrader 2.0, a professional trading software application.

CyBerCorp's new CyBerX offers point-and-click execution technology, immediate order status, and account portfolio management capabilities suited for both occasional investors and active traders. It provides the ability to forward an order, via CyBerBroker, to any and all NASDAQ Market Makers, ECNs and listed exchanges, using a high speed, electronic, intelligent, execution technology via the Internet. The electronic brain of CyBerBroker is CyBerXchange, which some have described as a "Super ECN." CyBerXchange receives real time Level II data from HyperFeed on Market Makers, ECNs and listed exchanges. When it receives an order, CyBerXchange searches electronically among all the possible Market Makers and ECNs, scanning their bids, offers and volume of shares available, before forwarding the order to the best price in that moment.


HYPERFEED UNVEILS NEOSPHERE: E-BUSINESS SOLUTION FOR COMPANIES SERVING THE ONLINE FINANCIAL COMMUNITY. INCLUDES APOGEE - HYPERFEED'S LATEST PROPRIETARY SOFTWARE APPLICATION.

On February 14, 2000, we announced the launch of Neosphere, a complete e-business solution for companies serving the online trading and financial community. Neosphere provides financial portals and brokerage firms with the front-end software and back-end administration required to offer online market data display and analysis software to their clients.

Neosphere seamlessly integrates HyperFeed 2000 financial market data, a private-label version of Apogee, our new proprietary trading application, customizable online client sign-up pages and our Account Administration System ("AAS") which performs all administrative functions including billing, reporting, service authorization and exchange-required VARS reporting. Ideally suited for broker-dealers, websites and Internet portals, Neosphere's all-encompassing system automates the customer application, authorization, data delivery and control, billing and reporting process significantly lowering the barriers to Internet market data redistribution.

Our research indicates that the market for Neosphere includes over 5,500 currently registered broker-dealers, approximately 300 ISP's and over 375 financial websites and search engines. According to industry sources, the online trading market is projected to grow to 9.7 million US households who will manage more than $3 trillion in invested assets in 20.4 million on-line accounts by 2003. Additionally, Neosphere allows e-businesses and traditional brokerage firms to quickly complete their financial Internet offerings with cost-effective real-time quotes, news and analytics.

Microsoft-Registered Trademark- Windows-based, Apogee is comprised of eleven trading applications including quote grids, charting, time and sales, options, news, Nasdaq Level II, top ten and more. Powered by HyperFeed 2000 market data, Apogee was designed for user flexibility and convenience.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)

Our web-based Account Administration System performs requisite back office functions with minimal human intervention. AAS includes private-labeled online signup pages which can be integrated into the client's website, automatic billing and credit card approval, unlimited data basing of client information, exchange required VARS reports and a variety of customizable user reports. AAS's VARS reporting system has been standardized according to North American exchange specifications and significantly lowers the barrier to redistributing market data. AAS runs on a Microsoft SQL server and is available for use in conjunction with Apogee display software or the client's proprietary application.

RESULTS OF OPERATIONS:
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Total revenue increased 46% for the first three months of 2000 to $10.9 million from $7.4 million for the comparable period in 1999. Our HyperFeed services and PCQuote.com services both posted increases for the first quarter of 2000 over 1999. HyperFeed service revenue increased $700,000, or 17%, from $4.2 million in 1999 to $4.9 million in 2000. Revenue growth was experienced through increases in analytics subscriptions and datafeed license fees. Revenue from our PCQuote.com services increased $2.7 million, or 84%, to $6.0 million for the first three months of 2000 from $3.3 million for the same period in 1999. The growth is principally due to the increase in the number of subscribers to our analytical services, which grew from 7,900 at the end of the first quarter of 1999 to 12,600 at the end of the first quarter of 2000.

Direct costs of services increased 39% to $7.5 million for the first quarter of 2000 from $5.4 million in 1999. Principal components of the increase were royalties and payments to providers of market data, directly attributable to the growth in subscribers to both of our PCQuote.com and HyperFeed analytics services. Amortization of software development costs increased 14% for the quarter from $571,000 in 1999 to $652,000 in 2000. Also included in the first quarter of 2000 is a $420,000 non-cash charge for the amortization of the value assigned to the warrant issued in April 1999 to CNNFN in exchange for the three-and-a-half year license agreement with PCQuote.com. Gross margin increased 64% to $3.4 million for the quarter from $2.0 million for the prior year quarter.

Direct costs associated with HyperFeed services decreased from $3.1 million for the quarter ended March 31, 1999 to $3.0 million for the March 31, 2000 quarter, a 3% decrease. Increases in license and exchange fees were offset by cost-savings related to leased equipment in customer service and support and lower costs of datafeed operations principally due to the termination of a lease for satellite transmission space in the third quarter of 1999. Amortization of software development costs increased 25% to $377,000 for the 2000 quarter from $302,000 for the 1999 quarter. The resulting gross margin increased 73% to $1.8 million in 2000 from $1.1 million in 1999.

Direct costs associated with PCQuote.com services increased to $4.5 million for the 2000 quarter from $2.3 million in the comparable 1999 quarter, a 97% increase. The significant growth we experienced caused us to incur increases in license and exchange fees and data distribution costs. Software amortization was essentially unchanged at $274,000 for the 2000 quarter and $269,000 for the 1999 quarter. Also included in the first quarter of 2000 is a $420,000 non-cash charge for the amortization of the value assigned to the warrant issued in April 1999 to CNNFN in exchange for the three-and-a-half year license agreement with PCQuote.com. The gross margin on PCQuote.com services increased 56% from $989,000 for the first quarter of 1999 to $1.5 million for the first quarter of 2000.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)

Total operating expenses increased $700,000, or 26%, to $3.5 million for the first quarter of 2000 from $2.8 million for the comparable 1999 period. Increases were experienced in all catagories to support the growth in revenue and new service offerings.

Sales costs increased 23% to $1.1 million for the first three months of 2000 as compared to $881,000 for the same 1999 period. The increase in sales costs was directly attributable to the growth in revenue.

General and administrative expenses increased 10% to $1.2 million in the first quarter of 2000 from $1.0 million for the first quarter of 1999. The increase was principally due to additional personnel and related costs required in support of the increase in business, as well as the ramp-up of PCQuote.com operations. Also contributing was an increase in the provision for doubtful accounts, in line with our revenue growth.

Product and market development costs increased $226,000, or 38%, to $819,000 for the 2000 quarter from $594,000 for the 1999 quarter. The increase was due to an expansion of our development and marketing efforts for our existing and new services and markets.

Depreciation and amortization increased $185,000, or 76%, to $428,000 for the first three months of 2000 from $243,000 for the comparable 1999 period. The increase is the result of communications and computer equipment purchases for increased growth and new service offerings.

Interest expense was $52,000 for the first quarter of 2000, or $37,000 more than the $15,000 recognized for the first quarter of 1999. The increase reflects the interest incurred on the $2.0 million borrowing from Motorola, Inc. by PCQuote.com in September 1999.

LIQUIDITY AND CAPITAL RESOURCES:
FOR THE THREE MONTHS AND QUARTER ENDED MARCH 31, 2000

Net cash and cash equivalents increased $193,000 from year-end 1999 to $1,645,000 at the end of the first quarter of 2000. Expenditures for new equipment were $422,000 for the first three months of 2000 versus $239,000 for the same period in 1999. The increase in expenditures was to support the growth in our business, as well as to enhance our communications and market data processing infrastructures. Capitalized software costs of $289,000 for the quarter ended March 31, 2000 were essentially the same as the $299,000 for the same period in 1999. There were no new direct borrowings during the period, and we repaid $75,000 of the principal balance on our bank term loan. We received approximately $135,000 in net proceeds from the sale of shares of common stock to employees pursuant to our Employee Stock Purchase Plan and the sale of shares of common stock to employees who exercised options previously granted to them under our 1999 Combined Incentive and Non-Statutory Stock Option Plan.

Total revenue for the first quarter of 2000 increased 46% to $10.9 million versus $7.4 million for the 1999 period, while direct costs of services increased only 39% to $7.5 million versus $5.4 million in 1999. The resulting gross margin increased 64% to $3.4 million in the first quarter of 2000 from $2.0 million in the first quarter of 1999. While there can be no assurances, given the projected increases in online trading and the expected demand for financial market data by web-sites and broker-dealers for their users, we expect the trend of revenue growth and margin improvement to continue.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $1.4 million for the first quarter of 2000 from $95,000 for the comparable 1999 quarter. Reducing EBITDA by capitalized software costs and equipment purchases resulted in positive cash flow of $674,000 for the 2000 quarter as compared to a deficit of $442,000 for the same period in 1999. We believe our existing capital resources, our ability to access external capital, if necessary, and cash generated from continuing operations are sufficient for working capital purposes for at least the next twelve months.

As we have previously reported, we have explored multiple alternatives that may be available for the purpose of enhancing stockholder value, including a merger, a spin-off or sale of part of our business, a strategic relationship or joint venture with another technology or financial services firm and equity financing. We continue to explore opportunities to enhance stockholder value.

In December 1998, we segregated our web-sites and consumer-oriented Internet services into a separate internal business unit. We incorporated the business as a wholly-owned subsidiary, PCQuote.com, Inc., on March 19, 1999. On June 9, 1999, PCQuote.com filed a registration statement with the Securities and Exchange Commission relating to a planned initial public offering of shares of its common stock. On October 18, 1999, PCQuote.com announced that it was postponing the offering due to market conditions and filed an application to withdraw the registration statement on March 8, 2000. By order dated March 8, 2000, the Securities and Exchange Commission consented to the withdrawal of the registration statement. We do not plan to proceed with the offering for the time being.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There have been no material changes in the Company's market risk during the three-month period ended March 31, 2000. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1999.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES


During the first quarter of 2000, we issued 20,651 shares of our common stock to employees who purchased the shares under our Employee Stock Purchase Plan.

During the first quarter of 2000, 22,799 shares of our common stock were purchased by employees who exercised stock options granted to them under our 1999 Combined Incentive and Non-Statutory Stock Option Plan.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K


(a) EXHIBITS

Exhibit 27 - Financial Data Schedule.


(b) REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.



Date:    May 5, 2000

By:      /s/ Jim R. Porter
         -----------------
         Jim R. Porter
         Chairman and Chief Executive Officer

By:      /s/ John E. Juska
         -----------------
         John E. Juska
         Chief Financial Officer and Principal Accounting Officer