Form 10-Q
period 2000-06-30
HYPERFEED TECHNOLOGIES INC
filed 2000-08-11
CIK 745774

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                        ---------------------------------


             [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2000
                                       Or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                          -------------to--------------
                     ---------------------------------------

                         Commission file number 0-13093
                I.R.S. Employer Identification Number 36-3131704

                          HYPERFEED TECHNOLOGIES, INC.
                            (a Delaware Corporation)

                            300 S. Wacker, Suite 300
                             Chicago, Illinois 60606
                            Telephone (312) 913-2800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,667,028 shares of the Company's common stock ($.001 par value) were outstanding as of July 31, 2000.

                          HYPERFEED TECHNOLOGIES, INC.

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.   Financial Information

Item 1.   Consolidated Balance Sheets as of June 30, 2000 and
          December 31, 1999                                                   3

          Consolidated Statements of Operations for the six month periods
          ended June 30, 2000 and 1999                                        5

          Consolidated Statements of Operations for the three month periods
          ended June 30, 2000 and 1999                                        6

          Consolidated Statements of Cash Flows for the six month periods
          ended June 30, 2000 and 1999                                        7

          Notes to Consolidated Financial Statements                          8


Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                            12


Item 3.   Quantitative and Qualitative Disclosures about Market Risk         17



PART II.  Other Information

Item 2.   Changes in Securities                                              18

Item 4.   Submission of Matters to a Vote of Security Holders                18

Item 6.   Exhibits and Reports on Form 8-K                                   19

          Company's Signature Page                                           20



HYPERFEED TECHNOLOGIES, INC.
Consolidated Balance Sheets
June 30, 2000 and December 31, 1999


                                                         June 30,     December 31,
                ASSETS                                     2000          1999
                                                        (Unaudited)    (Audited)
                                                        -----------    ---------
Current Assets
  Cash and cash equivalents                             $ 1,011,039   $ 1,452,186
  Accounts receivable, less allowance for doubtful
    accounts of: 2000: $48,295; 1999: $442,276            4,698,786     2,652,350
  Prepaid license fees, current                           1,680,000     1,680,000
  Prepaid expenses and other current assets                 340,367       244,477
                                                        -----------   -----------


TOTAL CURRENT ASSETS                                      7,730,192     6,029,013
                                                        -----------   -----------

Property and equipment
  Satellite receiving equipment                             282,474       436,759
  Computer equipment                                      3,957,252     4,323,921
  Communication equipment                                 1,163,575     1,173,595
  Furniture and fixtures                                    144,059       263,941
  Leasehold improvements                                    418,526       402,692
                                                        -----------   -----------

                                                          5,965,886     6,600,908
Less: Accumulated depreciation and amortization           3,450,032     4,189,766
                                                        -----------   -----------

                                                          2,515,854     2,411,142
                                                        -----------   -----------

Prepaid license fees, net of accumulated amortization
 of: 2000: $2,030,000; 1999: $1,190,000                   2,170,000     3,010,000
                                                        -----------   -----------

Software development costs, net of accumulated
  amortization of: 2000: $6,687,395; 1999: $6,890,526     3,046,156     3,775,491
                                                        -----------   -----------

Deposits and other assets                                    64,400        69,538
                                                        -----------   -----------

TOTAL ASSETS                                            $15,526,602   $15,295,184
                                                        ===========   ===========


See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Balance Sheets (continued)
June 30, 2000 and December 31, 1999




                                                                                June 30,    December 31,
            LIABILITIES AND STOCKHOLDERS' EQUITY                                 2000           1999
                                                                              (Unaudited)    (Audited)
                                                                              -----------    ---------
Current Liabilities
   Notes payable                                                            $  1,300,000    $  1,050,000
   Accrued satellite termination fees                                            474,000         558,000
   Accounts payable                                                            2,977,544       1,709,322
   Accrued expenses                                                            1,283,047       2,319,150
   Accrued compensation                                                          409,618         461,498
   Income taxes payable                                                            5,000           5,000
   Unearned revenue                                                            2,891,135       2,304,070
                                                                            ------------    ------------

TOTAL CURRENT LIABILITIES                                                      9,430,344       8,407,040
                                                                            ------------    ------------

Notes payable, less current portion                                              799,634       1,449,634
Accrued satellite termination fees, less current portion                         408,000         624,000
Accrued expenses, less current portion                                           121,478         134,693
Unearned revenue, less current portion                                            71,885          78,315
Minority interests                                                                  --             3,869
                                                                            ------------    ------------

TOTAL NONCURRENT LIABILITIES                                                   1,400,997       2,290,511
                                                                            ------------    ------------

TOTAL LIABILITIES                                                             10,741,341      10,697,551
                                                                            ------------    ------------

Stockholders' Equity
Preferred Stock, $.001 par value; authorized 5,000,000 shares; issued and outstanding:
    Series A 5% convertible: 19,075 shares at
        June 30, 2000 and December 31, 1999                                           19              19
    Series B 5% convertible: 28,791 shares at
        June 30, 2000 and December 31, 1999                                           29              29
Common stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding 15,667,028 shares at
   June 30, 2000 and 15,592,690 shares at December 31, 1999                       15,667          15,593
Additional paid-in capital - Series A 5% convertible preferred stock           3,086,013       3,086,013
Additional paid-in capital - Series B 5% convertible preferred stock           4,664,891       4,664,891
Additional paid-in capital - common stock                                     25,412,341      25,183,631
Additional paid-in capital - convertible subordinated
    debenture and warrants                                                     8,630,491       8,630,491
Accumulated deficit                                                          (37,024,190)    (36,983,034)
                                                                            ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                                                     4,785,261       4,597,633
                                                                            ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 15,526,602    $ 15,295,184
                                                                            ============    ============



See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Statements of Operations

                                                                For The Six Months Ended
-----------------------------------------------------------------------------------------
                                                               June 30,         June 30,
                                                                 2000             1999
                                                             (Unaudited)     (Unaudited)
-----------------------------------------------------------------------------------------
REVENUE
   HyperFeed Services                                       $ 10,253,145    $  8,528,508
   PCQuote.com Services                                       13,098,468       6,943,801
                                                            ------------    ------------

TOTAL REVENUE                                                 23,351,613      15,472,309
                                                            ------------    ------------
DIRECT COST OF SERVICES
   HyperFeed Services                                          6,223,838       6,591,629
   PCQuote.com Services                                        9,744,257       5,789,124
                                                            ------------    ------------
TOTAL DIRECT COST OF SERVICES                                 15,968,095      12,380,753
                                                            ------------    ------------
GROSS MARGIN                                                   7,383,518       3,091,556
                                                            ------------    ------------
OPERATING EXPENSES
   Sales                                                       2,048,293       1,792,089
   General and administrative                                  2,536,268       2,390,227
   Product and market development                              1,877,720       1,150,677
   Depreciation and amortization                                 889,020         525,635
                                                            ------------    ------------
TOTAL OPERATING EXPENSES                                       7,351,301       5,858,628
                                                            ------------    ------------
INCOME (LOSS) FROM OPERATIONS                                     32,217      (2,767,072)
                                                            ------------    ------------
OTHER INCOME (EXPENSE)
   Interest income                                                30,136          22,584
   Interest expense                                             (107,378)        (28,897)
   Loss on sale of minority interest in PCQuote.com, Inc.             --         (88,386)
                                                            ------------    ------------
NET OTHER EXPENSE                                                (77,242)        (94,699)
                                                            ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES AND
 MINORITY INTEREST                                               (45,025)     (2,861,771)
INCOME TAXES                                                          --              --
                                                            ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTEREST                           (45,025)     (2,861,771)

   Minority interest in loss                                       3,869          21,822
                                                            ------------    ------------
NET INCOME (LOSS)                                           $    (41,156)   $ (2,839,949)
                                                            ============    ============
Basic net income (loss) per share                           $       0.00    $      (0.19)
Diluted net income (loss) per share                         $       0.00    $      (0.19)

Basic weighted-average common shares outstanding              15,621,768      14,588,890
Diluted weighted-average common shares outstanding            15,621,768      14,588,890
----------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Statements of Operations

                                                               For The Three Months Ended
-----------------------------------------------------------------------------------------
                                                               June 30,         June 30,
                                                                 2000             1999
                                                             (Unaudited)     (Unaudited)
-----------------------------------------------------------------------------------------
REVENUE
   HyperFeed Services                                        $ 5,401,314     $ 4,366,871
   PCQuote.com Services                                        7,098,522       3,685,160
                                                            ------------    ------------
TOTAL REVENUE                                                 12,499,836       8,052,031
                                                            ------------    ------------
DIRECT COST OF SERVICES
   HyperFeed Services                                          3,201,950       3,490,024
   PCQuote.com Services                                        5,281,829       3,519,250
                                                            ------------    ------------
TOTAL DIRECT COST OF SERVICES                                  8,483,779       7,009,274
                                                            ------------    ------------
GROSS MARGIN                                                   4,016,057       1,042,757
                                                            ------------    ------------
OPERATING EXPENSES
   Sales                                                         969,342         911,251
   General and administrative                                  1,380,619       1,340,540
   Product and market development                              1,058,236         556,912
   Depreciation and amortization                                 461,349         282,805
                                                            ------------    ------------
TOTAL OPERATING EXPENSES                                       3,869,546       3,091,508
                                                            ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                    146,511      (2,048,751)
                                                            ------------    ------------

OTHER INCOME (EXPENSE)
   Interest income                                                16,733          15,072
   Interest expense                                              (55,329)        (13,905)
   Loss on sale of minority interest in PCQuote.com, Inc.           --           (88,386)
                                                            ------------    ------------
NET OTHER EXPENSE                                                (38,596)        (87,219)
                                                            ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES AND
 MINORITY INTEREST                                               107,915      (2,135,970)
INCOME TAXES                                                        --             --
                                                            ------------    ------------
INCOME (LOSS) BEFORE MINORITY INTEREST                           107,915      (2,135,970)
   Minority interest in loss                                        --            21,822
                                                            ------------    ------------

NET INCOME (LOSS)                                           $    107,915    $ (2,114,148)
                                                            ============    ============

Basic net income (loss) per share                           $       0.01    $      (0.14)
Diluted net income (loss) per share                         $       0.00    $      (0.14)

Basic weighted-average common shares outstanding              15,636,791      14,796,041
Diluted weighted-average common shares outstanding            23,408,903      14,796,041
-----------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

                                                               For The Six Months Ended
                                                              ---------------------------
                                                                June 30,       June 30,
                                                                  2000           1999
                                                              (Unaudited)     (Unaudited)
                                                              -----------     -----------

Cash Flows from Operating Activities:
  Net loss                                                   $   (41,156)    $(2,839,949)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
  Depreciation and amortization of property and equipment        889,020         525,635
  Provision for doubtful accounts                                143,400         430,000
  Amortization of software development costs                   1,332,311       1,171,417
  Amortization of value assigned to common stock warrant
    issued in lieu of cash license fees                          840,000         350,000
  Common stock issued in lieu of cash compensation                  --            39,886
  Minority interest in loss                                       (3,869)        (21,822)
  Loss on sale of minority interest in PCQuote.com, Inc.            --            88,386
  Changes in assets and liabilities:
    Accounts receivable                                       (2,189,836)     (1,213,281)
    Prepaid expenses and other current assets                    (95,890)       (479,882)
    Deposits and other assets                                      5,138         115,986
    Accounts payable                                           1,268,222        (893,497)
    Accrued expenses                                          (1,101,198)      1,595,991
    Accrued satellite termination fees                          (300,000)           --
    Accrued income taxes payable                                    --            (3,161)
    Unearned revenue                                             580,635         480,088
                                                             -----------     -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            1,326,777        (654,203)
                                                             -----------     -----------
Cash Flows From Investing Activities:
  Purchase of property and equipment                            (993,732)       (885,731)
  Software development costs capitalized                        (602,976)       (609,163)
                                                             -----------     -----------

NET CASH USED IN INVESTING ACTIVITIES                         (1,596,708)     (1,494,894)
                                                             -----------     -----------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock, net                    228,784       2,997,873
  Principal payments on notes payable                           (400,000)       (150,000)
                                                             -----------     -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (171,216)      2,847,873
                                                             -----------     -----------

Net increase (decrease) in cash and cash equivalents            (441,147)        698,776
Cash and cash equivalents:
  Beginning of the period                                      1,452,186       1,139,785
                                                             -----------     -----------

  End of the period                                          $ 1,011,039     $ 1,838,561
                                                             ===========     ===========


See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION: The accompanying interim consolidated financial statements include the accounts of HyperFeed Technologies, Inc. ("HyperFeed" or the "Company") and its subsidiary, PCQuote.com, Inc., and have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements include all adjustments, including the elimination of all significant intercompany transactions in consolidation, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The amounts indicated as "audited" have been extracted from the Company's December 31, 1999 annual report. For further information, refer to the financial statements and footnotes included in HyperFeed's annual report on Form 10-K for the year ended December 31, 1999.

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

Amortization commences at the time of capitalization. Unamortized capitalized costs determined to be in excess of the net realizable value of the product are expensed at the date of such determination. The accumulated amortization and related software development costs are removed from the respective accounts in the year following full amortization.

The Company's policy is to amortize capitalized software costs by the greater of
(a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight line method over the remaining estimated economic life of the product including the period being reported on, principally three years. The Company assesses the recoverability of its software development costs against estimated future undiscounted cash flows. Given the highly competitive environment and technological changes, it is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both may be reduced significantly.

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

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REVENUE RECOGNITION: The Company principally derives its revenue from service contracts for the provision of market data only ("HyperFeed-Registered Trademark- 2000 license fees"), service contracts for the provision of market data together with analytical software ("HyperFeed analytics license fees"), and the sale of advertising on its Web site, www.pcquote.com. Revenue from service contracts is recognized ratably over the contract term as the contracted services are rendered. Revenue from the sale of advertising is recognized as the advertising is displayed on the Web site. HyperFeed 2000 license fees and HyperFeed analytics license fees for satellite and landline services are generally billed one month in advance with 30-day payment terms. License fees for PC Quote 6.0 on the Internet are generally paid by credit card within five days prior to the month of service. These and other payments received prior to services being rendered are classified as unearned revenue on the balance sheet. Revenue and the related receivable for advance billings are not reflected in the financial statements. Customers' deposits on service contracts are classified as either current unearned revenue, if the contract expires in one year or less, or non-current unearned revenue, if the contract expiration date is greater than one year.

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


(2) NOTES PAYABLE

The Company has a $1,500,000 term loan with a bank, payable in monthly installments of $25,000 plus interest at prime (9.5% at June 30, 2000). The loan is collateralized by substantially all assets of the Company.

On September 3, 1999, the Company's subsidiary, PCQuote.com, Inc., borrowed $2.0 million from Motorola, Inc. The promissory note bears interest at the prime rate from time to time as announced in the Wall Street Journal (9.5% at June 30, 2000). Payments are due in eight equal installments on a quarterly basis commencing June 30, 2000 through March 31, 2002 and are subject to early repayment upon the closing of an initial public offering of PCQuote.com's common stock.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3) INCOME TAXES

At December 31, 1999, the Company had federal income tax net operating loss carryforwards of approximately $29,908,000 for federal income tax purposes and approximately $28,071,000 for the alternative minimum tax. Approximately $1,058,000 of these net operating losses relate to the exercise of incentive employee stock options and will be credited directly to stockholders' equity when realized. The Company also had research and development credits of $106,000 which will expire in the years 2010 to 2011 if not previously utilized. The future utilization of these net operating losses and research and development credits will be limited due to changes in Company ownership. The net operating loss carryforwards will expire, if not previously utilized, as follows: 2000:
$1,370,000; 2001: $1,539,000; 2002: $560,000; 2003: $79,000; 2004: $576,000;
2005: $1,557,000; 2006 $301,000 and thereafter $23,926,000.


(4) SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has identified two industry segments within which it operates. The parent Company's services are principally in the business-to-business sector, while its subsidiary, PCQuote.com, Inc., operates in the business-to-consumer marketplace. The Company evaluates performance and allocates resources based on operating profitability and growth potential. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments for the quarters ended June 30, 2000 and June 30, 1999 is as follows:

                                                      June 30, 2000                            June 30, 1999
                                                      -------------                            -------------
                                                 AMOUNT              %                   AMOUNT                %
                                             ------------          ------              -----------           ------
SALES TO UNAFFILIATED CUSTOMERS:
HyperFeed services                           $  5,401,314           43.2%             $  4,366,871            54.2%
PCQuote.com services                            7,098,522           56.8%                3,685,160            45.8%
                                             ------------                              -----------

Total revenue                                $ 12,499,836          100.0%             $  8,052,031           100.0%
                                             ============                              ===========

OPERATING INCOME (LOSS):
HyperFeed services                           $      2,470            1.7%             $   (370,128)           18.1%
PCQuote.com services                              144,041           98.3%               (1,678,623)           81.9%
                                             ------------                              -----------

Total operating income (loss)                $    146,511          100.0%             $ (2,048,751)          100.0%
                                             ============                              ===========

IDENTIFIABLE ASSETS:
HyperFeed services                           $  6,439,574           41.5%             $  7,361,671            42.7%
PCQuote.com services                            9,087,028           58.5%                9,865,491            57.3%
                                             ------------                              -----------

Total identifiable assets                    $ 15,526,602          100.0%             $ 17,227,162           100.0%
                                             ============                              ===========

Revenues from A.B. Watley Group, Inc., PCQuote.com's largest customer, represent approximately 26.9% of the Company's consolidated revenues for the quarter ended June 30, 2000.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information relating to industry segments for the six months ended June 30, 2000 and June 30, 1999 is as follows:


                                                       June 30, 2000                            June 30, 1999
                                                       -------------                            -------------
                                                AMOUNT                %                  AMOUNT                 %
                                              -----------          ------              -----------           ------
SALES TO UNAFFILIATED CUSTOMERS:
HyperFeed services                            $10,253,145           43.9%              $ 8,528,508            55.1%
PCQuote.com services                           13,098,468           56.1%                6,943,801            44.9%
                                              -----------                              -----------
Total revenue                                 $23,351,613          100.0%              $15,472,309           100.0%
                                              ===========                              ===========
OPERATING INCOME (LOSS):
HyperFeed services                            $   160,182            N/A               $  (805,204)           29.1%
PCQuote.com services                             (127,965)           N/A                (1,961,868)           70.9%
                                              -----------                              -----------
Total operating income (loss)                 $    32,217            N/A               $(2,767,072)          100.0%
                                              ===========                              ===========
IDENTIFIABLE ASSETS:
HyperFeed services                            $ 6,439,574           41.5%              $ 7,361,671            42.7%
PCQuote.com services                            9,087,028           58.5%                9,865,491            57.3%
                                              -----------                              -----------
Total identifiable assets                     $15,526,602          100.0%             $ 17,227,162           100.0%
                                              ===========                              ===========

Revenues from A.B. Watley Group, Inc., PCQuote.com's largest customer, represent approximately 24.3% of the Company's consolidated revenues for the six months ended June 30, 2000.

(5) COMMITMENTS AND CONTINGENCIES

In connection with the formation and transfer of its Internet business to its subsidiary, PCQuote.com, on May 28, 1999, the Company and Townsend Analytics, Ltd. ("Townsend") entered into an agreement to terminate their Software Distributor Agreement dated December 4, 1995. Pursuant to the terms of the termination agreement, the Company was obligated and paid Townsend one million dollars within ninety days after execution of the agreement. The Company and PCQuote.com subsequently entered into separate new license agreements with Townsend for the right to use the LAN and Internet versions, respectively, of the software application which is marketed as PCQuote 6.0 RealTick. The new agreements replaced the prior agreement between Townsend and the Company. The initial term of the agreements ends December 4, 2000. Pursuant to the terms of the new agreements, the Company and PCQuote.com are each required to pay a minimum royalty to Townsend of $220,000 per month and a cumulative minimum royalty of $5,000,000 each over the initial term of the agreements. Under the terms of its new agreement with Townsend, the Company guarantees the obligation of its subsidiary, PCQuote.com, and receives a credit towards its minimum commitment obligations to the extent that PCQuote.com's actual royalty payments exceed its minimum commitments.

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



RECENT BUSINESS DEVELOPMENTS


SCREAMINGMEDIA SELECTS HYPERFEED AS EXCLUSIVE PROVIDER OF FINANCIAL MARKET DATA TO DELIVER MARKET QUOTES TO WEB SITES AND WIRELESS DEVICES

On June 6, 2000, ScreamingMedia, an aggregator and distributor of digital content on the Internet, announced that it will be delivering HyperFeed 2000 stock quotes and other financial market data to customers in its network.

Stock quotes are the latest addition to ScreamingMedia's offering. ScreamingMedia aggregates news and feature content from its network of content providers and filters it to match the specific editorial profiles of its customers. ScreamingMedia currently delivers content to over 800 general and niche Web sites, portals, and wireless services, including About.com, Yupi and Microsoft's MoneyCentral. We will be the exclusive provider of stock and market quotes to ScreamingMedia. Web sites and wireless devices that sign up for the new ScreamingMedia service will be able to offer their users delayed quotes from all the major U.S. exchanges, as well as an overview of major indexes and watch-lists of specific stocks users want to monitor. Like all content from ScreamingMedia, HyperFeed 2000 stock quotes are intended to be seamlessly integrated into the look and feel of the customer's site.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)


HYPERFEED, TACHYON SYSTEMS TEAM UP TO DELIVER INSTANTANEOUS, COMPREHENSIVE, ON-LINE REAL-TIME MARKET ANALYSIS

On June 1, 2000, we announced that we will provide real-time HyperFeed 2000 market data for Tachyon Systems, L.L.C.'s FalconEye on-line analytical service.

The service is available through FalconEye.com, a Web site featuring a set of tools that allows investors to perform true real time analysis of Nasdaq Level II data (the entire inventory of all bids and offers). Investors have the power to assess the performance of the over 6,500 Nasdaq stocks in real time, enabling them to identify investment opportunities literally as they become available.

FalconEye's use of powerful proprietary algorithms applied to HyperFeed's live Nasdaq Level II data streams gives investors tools to help them analyze stocks, identify potential investments, and even optimize trades. The service also includes a variety of features including FalconEye Level II View, FalconEye Tracker LiveMap(TM), FalconEye Alerts Monitor, and the FalconEye Order Optimizer. These features allow investors to perform a variety of real-time individual stock and market analyses.


HYPERFEED TECHNOLOGIES ANNOUNCES RELEASE OF ORBIT LEVEL II

On May 24, 2000, we announced that our subsidiary, PCQuote.com, released Orbit Level II, an enhanced version of its Orbit analytical software that features access to Nasdaq Level II. With Orbit Level II's new Market Maker Nasdaq Level II application, PCQuote.com subscribers can tap into the inside market. Utilizing a Microsoft Windows platform, Orbit features real-time quotes from HyperFeed 2000, the most extensive market-data pipeline in North America, carrying quotes on more than 600,000 stock, option, and commodities issues. Orbit provides online investors with the analytical tools and access to complete, real-time financial market data that will enable them to make informed investment decisions.

With over 600 registered users to date, Orbit features analytical applications that can run individually or concurrently, depending upon users' investment styles. Features range from quote grids and news, to options quotes and Nasdaq Level II. PCQuote.com offers two affordable levels of service. An Orbit Level One subscription costs $55 per month and Orbit Level Two runs $125 per month. Level One features ten trading applications and real-time HyperFeed 2000 quotes, and Level Two features Level One functionality with the added benefit of access to the new Market Maker Nasdaq Level II application.


NATIONAL DISCOUNT BROKERS FIRST CLIENT FOR HYPERFEED'S NEOSPHERE E-BUSINESS SOLUTION

On May 16, 2000, we announced that we will provide our Neosphere e-business solution to National Discount Brokers Corporation/ndb.com, a leading Internet brokerage and financial services company. A subsidiary of National Discount Brokers Group, Inc. (NYSE: NDB), NDB/ndb.com will use Neosphere, HyperFeed's complete front-end software and back-end administration solution to provide its own private-labeled market data display and analysis software via the Internet.

Neosphere seamlessly integrates HyperFeed 2000 financial market data, a private-label version of Apogee, HyperFeed's new proprietary trading application, customizable online client sign-up pages and HyperFeed's Account Administration System ("AAS") which performs all administrative functions including billing, reporting, service authorization and exchange-required VARS reporting. Ideally suited for broker-dealers, Web sites and Internet portals, Neosphere's all-encompassing system automates the customer application, authorization, data delivery and control, billing and reporting process, significantly lowering the barriers to Internet market data redistribution.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)


HYPERFEED ADDS BRAZIL TO INTERNATIONAL DISTRIBUTION CHANNEL AND SIGNS ZAPQUOTE TO REDISTRIBUTE HYPERFEED 2000 MARKET DATA IN BRAZIL

On April 19, 2000, we announced that ZapQuote S.A., a vendor of Latin American financial market data, has signed a three-year agreement to redistribute HyperFeed 2000 market data in Brazil. The partnership is a direct result of our international expansion plans.

Under the terms of the agreement, ZapQuote will offer HyperFeed 2000 North American market data, in addition to ZapQuote's local Brazilian market content, to the company's client base of over 5000 Brazilian end users. ZapQuote will redistribute HyperFeed 2000 to its client base via FM Wireless and the Internet.


HYPERFEED MARRIES STREAMING REAL-TIME MARKET DATA, IP MULTICAST AND THE INTERNET

On April 7, 2000, we announced that we will be employing IP Multicast technology to deliver real-time streaming market data over the Internet. We are also implementing channelization utilizing IP Multicast technology across the Internet, enabling our clients to subscribe to specific channels of data rather than the entire datafeed of 600,000 stocks, options and commodities - reducing bandwidth requirements on a per issue basis. For example, a customer that wants only equities data, but not options and commodities, can subscribe to and receive only the equity channel - reducing their bandwidth requirements and costs.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)


RESULTS OF OPERATIONS:
FOR THE SIX MONTHS AND QUARTER ENDED JUNE 30, 2000 AND 1999

Total revenue increased $7.9 million, or 50.9%, to $23.4 million for the six months ended June 30, 2000, and $4.4 million, or 55.2%, to $12.5 million for the quarter ended June 30, 2000 versus the comparable prior year periods. Our HyperFeed services and PCQuote.com services both posted increases for the first six months of 2000 over 1999 and for the quarter ended June 30, 2000 over 1999. For the first six months of 2000, HyperFeed service revenue increased $1.7 million, or 20.2%, to $10.3 million in 2000 as compared to the same period in 1999. For the quarter ended June 30, 2000, HyperFeed service revenue increased $1.0 million, or 23.7%, from $4.4 million in 1999 to $5.4 million in 2000. Revenue growth was experienced through increases in analytics subscriptions and datafeed license fees. Revenue from our PCQuote.com services increased $6.2 million, or 88.6%, to $13.1 million for the first six months of 2000 from $6.9 million for the same period in 1999. For the second quarter in 2000, revenue from PCQuote.com services increased $3.4 million, or 92.6%, from $3.7 million in 1999 to $7.1 million in 2000. The increase is due to the growth of our largest customer, AB Watley, who has grown from less than 10% of our revenue for all of 1999 to approximately 24% of our revenue for the first half of 2000.

Direct costs of services increased $3.6 million, or 29.0%, to $16.0 million for the six months ended June 30, 2000 from $12.4 million for the comparable 1999 period, and increased $1.5 million, or 21.0%, to $8.5 million for the quarter ended June 30, 2000 as compared to $7.0 million for the comparable 1999 period. Principal components of the increase were royalties and payments to providers of market data, directly attributable to the growth in subscribers to both of our PCQuote.com and HyperFeed analytics services. Amortization of software development costs increased for the six months from $1.2 million in 1999 to $1.3 million in 2000. Also included in the first six months of 2000 is an $840,000 non-cash charge, versus $350,000 for the same 1999 period, for the amortization of the value assigned to the warrant issued in April 1999 to CNNfn in exchange for the three-and-a-half year license agreement with PCQuote.com. Gross margin increased $4.3 million, or 138.8%, to $7.4 million for the first six months of 2000 from $3.1 million for the same period in 1999, and increased $3.0 million, or 285.1%, to $4.0 million for the quarter ended June 30, 2000 from $1.0 million for the comparable 1999 period.

Direct costs associated with HyperFeed services decreased from $6.6 million for the six months ended June 30, 1999 to $6.2 million for the first six months of 2000, a 5.6% decrease. For the quarter ended June 30, 2000, direct costs associated with HyperFeed services were $3.2 million, an 8.3% decrease from $3.5 million in the same period of 1999. Increases in license and exchange fees were offset by cost-savings related to leased equipment in customer service and support and lower costs of datafeed operations principally due to the termination of a lease for satellite transmission space in the third quarter of 1999. Amortization of software development costs increased 24.4% to $783,000 for the first six months of 2000 from $630,000 for the same period in 1999. For the quarter ended June 30, 2000, amortization of software development costs increased 24.0% to $406,000, from $328,000 in the second quarter of 1999. For the first six months of 2000, resulting gross margin increased $2.1 million, or 108.0%, to $4.0 million in 2000 from $1.9 million in 1999. For the quarter ended June 30, 2000, the resulting gross margin for HyperFeed services was $2.2 million, an increase of $1.3 million, or 150.8%, from the $0.9 million recognized in the second quarter of 1999.

Direct costs associated with PCQuote.com services increased to $9.7 million for the first six months of 2000 from $5.8 million in the comparable 1999 period, a 68.3% increase. For the quarter ended June 30, 2000, direct costs associated with PCQuote.com services were $5.3 million, a 50.1% increase from $3.5 million in the same period of 1999. Increases in license and exchange fees, directly attributable to the increase in revenue, were the principal components of the increase in direct costs. Software amortization was essentially unchanged for the first six months at $549,000 in 2000 and $542,000 in 1999, and for the second quarter at $275,000 in 2000 and $273,000 in 1999. The gross margin on PCQuote.com services increased to $3.4 million for the first six months of 2000 from $1.1 million in the comparable 1999 period. PCQuote.com services gross margin increased from $166,000 in the second quarter of 1999 to $1.8 million for the same period in 2000.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)


Our largest client, A.B. Watley Group, Inc., has indicated that they intend to switch from a private-label version of third-party software, provided by our subsidiary, PCQuote.com, to a pure HyperFeed datafeed customer using their proprietary software application. Once the transition, which could commence as early as the third quarter, is completed, we will no longer pay royalty fees for the third-party software services or exchange fees on that business. As its customers are moved, PCQuote.com's revenue will decrease, as will its associated obligations for payments of royalties and exchange fees, and HyperFeed service revenue will increase with little or no increase in direct costs. On a consolidated basis, the end result will be a decline in revenue, since the private-label per user charge has a higher gross price, coupled with a corresponding decline in direct costs resulting in an increase in the gross margin percentage. While that shift will result in a decrease in total revenue, gross and net margins are still expected to increase.

Total operating expenses increased 25.5% to $7.4 million for the six months ended June 30, 2000 from $5.9 million for the comparable 1999 period, and increased 25.2% to $3.9 million for the quarter ended June 30, 2000 as compared to $3.1 million for the comparable 1999 period. Increases were experienced in all categories to support the growth in revenue and new service offerings.

Sales costs increased 14.3% to $2.0 million for the first six months of 2000 as compared to $1.8 million for the same 1999 period. For the second quarter of 2000, sales costs were $969,000, a 6.4% increase from the prior year period of $911,000. The increase in sales costs was directly attributable to the growth in revenue.

General and administrative expenses increased 6.1% to $2.5 million in the first six months of 2000 from $2.4 million for the first six months of 1999. For the quarter ended June 30, 2000, general and administrative expenses increased 3.0% to $1.4 million from $1.3 million in same period in 1999. The increase was principally due to additional personnel and related costs required in support of the increase in business.

Product and market development costs increased 63.2% to $1,9 million for the six months ended June 30, 2000 from $1.2 million for the comparable 1999 period, and increased 90.0% to $1.1 million for the quarter ended June 30, 2000 as compared to $557,000 for the comparable 1999 period. The increase was due to an expansion of our development and marketing efforts for our existing and new services and markets.

Depreciation and amortization increased 69.1% to $889,000 for the first six months of 2000 from $526,000 for the comparable 1999 period, and increased 63.1% to $461,000 in the second quarter of 2000 from $283,000 for the comparable 1999 period. The increase is the result of communications and computer equipment purchases for increased growth and new service offerings.

Interest expense was $107,000 for the first six months of 2000 or $78,000 more than the $29,000 recognized for the first six months of 1999. For second quarter of 2000, interest expense was $55,000 compared to $14,000 in the same period of 1999. The increase reflects the interest incurred on the $2.0 million borrowing from Motorola, Inc. by PCQuote.com in September 1999.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)


LIQUIDITY AND CAPITAL RESOURCES
FOR THE SIX MONTHS AND QUARTER ENDED JUNE 30, 2000 AND 1999


Net cash and cash equivalents decreased $441,000 from year-end 1999 to $1,011,000 at the end of the second quarter of 2000. The decrease was principally due to a temporary increase in outstanding accounts receivable. Expenditures for new equipment were $994,000, an increase of $108,000, or 12.2%, from $886,000 for the same period in 1999. The increase in expenditures was to support the growth in our business, as well as to enhance our communications and market data processing infrastructures. Capitalized software costs of $603,000 for the six months ended June 30, 2000 were essentially unchanged from the $609,000 for the same period for 1999. There were no new direct borrowings during the six months, and the Company repaid $150,000 of the principal balance on the bank term loan and $250,000 on the note payable to Motorola. We received approximately $229,000 in net proceeds from the sale of shares of common stock to employees pursuant to our Employee Stock Purchase Plan and the sale of shares of common stock to employees who exercised options previously granted to them under our 1999 Combined Incentive and Non-Statutory Stock Option Plan.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $3.1 million for the first six months of 2000 from a $720,000 EBITDA deficit for the comparable 1999 period, and increased to $1.7 million for the second quarter of 2000 as compared to an $816,000 EBITDA deficit for the same period in 1999. Reducing EBITDA by capitalized software costs and equipment purchases resulted in positive cash flows of $1.5 million for the six months ending June 30, 2000 as compared to a deficit of $2.2 million for the same period in 1999, and, for the quarter ending June 30, 2000, resulted in positive cash flows of $823,000 as compared to a deficit of $1.8 million for the 1999 quarter. We believe our existing capital resources, our ability to access external capital, if necessary, and cash generated from continuing operations are sufficient for working capital purposes for at least the next twelve months.

As we have previously reported, we have explored multiple alternatives that may be available for the purpose of enhancing stockholder value, including a merger, a spin-off or sale of part of our business, a strategic relationship or joint venture with another technology or financial services firm and equity financing. We continue to explore opportunities to enhance stockholder value.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25, is effective for financial statements beginning after July 1, 2000. FIN No. 44 establishes accounting and reporting standards for transactions involving stock compensation. The Company does not believe that FIN No. 44 will have a significant impact on its financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, as amended, which is effective no later than the fourth fiscal quarter of fiscal 2000. The Company does not expect the adoption of this accounting pronouncement to have a significant impact on its results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the six-month period ended June 30, 2000. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

During the first and second quarters of 2000, we issued 20,651 and 30,054 shares of our common stock, respectively, to employees, who purchased the shares under our Employee Stock Purchase Plan.

During the first and second quarters of 2000, 22,799 and 834 shares of our common stock, respectively, were purchased by employees who exercised stock options granted to them under our 1999 Combined Incentive and Non-Statutory Stock Option Plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of HyperFeed Technologies, Inc. was held on May 17, 2000. The following proposals were submitted, considered and voted upon, as indicated below, by the stockholders.

1. To elect seven members to our Board of Directors to serve until the 2001 Annual Meeting, or until their successors are elected and shall have qualified.

Director                   Shares For          Shares Against        Shares Withheld
---------------------- ------------------ ---------------------- --------------------
Jim R. Porter              13,420,848                                472,205
---------------------- ------------------ ---------------------- --------------------
John R. Hart               13,405,563                                487,490
---------------------- ------------------ ---------------------- --------------------
Timothy K. Krauskopf       13,427,178                                465,875
---------------------- ------------------ ---------------------- --------------------
Ronald Langley             13,408,860                                484,193
---------------------- ------------------ ---------------------- --------------------
Louis J. Morgan            13,432,555                                460,498
---------------------- ------------------ ---------------------- --------------------
Kenneth J. Slepicka        13,422,612                                470,441
---------------------- ------------------ ---------------------- --------------------
John L. Borling            13,419,300                                473,753
---------------------- ------------------ ---------------------- --------------------

Vote totals include count of 100 votes for each of the 47,866 preferred shares voted.

2. To amend the 1999 Combined Incentive and Non-Statutory Stock Option Plan to authorize an additional 1,000,000 shares.

                           Shares For         Shares Against         Abstentions
                        ------------------ ---------------------- --------------------
                           12,965,936            875,064                52,053
                        ------------------ ---------------------- --------------------

Vote totals include count of 100 votes for each of the 47,866 preferred shares voted.

3. To approve and ratify the appointment of KPMG LLP as our independent auditors for 2000.

                           Shares For          Shares Against         Abstentions
---------------------- ------------------ ---------------------- --------------------
                           13,812,002             65,351                15,700
---------------------- ------------------ ---------------------- --------------------

Vote totals include count of 100 votes for each of the 47,866 preferred shares voted.

No other matters were submitted for vote.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K


(a) EXHIBITS

Exhibit 27 - Financial Data Schedule

(b) REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



HYPERFEED TECHNOLOGIES, INC.



Date:    August 7, 2000

By:      /s/ Jim R. Porter
         -------------------
         Jim R. Porter
         Chairman and Chief Executive Officer

By:      /s/ John E. Juska
         -------------------
         John E. Juska
         Chief Financial Officer and Principal Accounting Officer
