Form 10-Q
period 2000-09-30
HYPERFEED TECHNOLOGIES INC
filed 2000-11-13
CIK 745774

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                        ---------------------------------


             [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2000
                                       Or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from
                          -------------to--------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,710,218 shares of the Company's common stock ($.001 par value) were outstanding as of October 31, 2000.

                          HYPERFEED TECHNOLOGIES, INC.

                                      INDEX
                                                                            PAGE
PART I. Financial Information

Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 2000 and
        December 31, 1999                                                     3

        Consolidated Statements of Operations for the nine month periods
        ended September 30, 2000 and 1999                                     5

        Consolidated Statements of Operations for the three month periods
        ended September 30, 2000 and 1999                                     6

        Consolidated Statements of Cash Flows for the nine month periods
        ended September 30, 2000 and 1999                                     7

        Notes to Consolidated Financial Statements                            8


Item 2. Management's Discussion and Analysis of
        Results of Operations and Financial Condition                        12


Item 3. Quantitative and Qualitative Disclosures about Market Risk           17



PART II. Other Information

Item 2. Changes in Securities                                                17

Item 6. Exhibits and Reports on Form 8-K                                     17

        Company's Signature Page                                             18

HYPERFEED TECHNOLOGIES, INC.
Consolidated Balance Sheets
September 30, 2000 and December 31, 1999



                                                               September 30,   December 31,
                          ASSETS                                   2000           1999
                                                               (UNAUDITED)      (AUDITED)
                                                                ----------     ----------
Current Assets
  Cash and cash equivalents                                    $ 2,484,095    $ 1,452,186
  Accounts receivable, less allowance for doubtful
    accounts of: 2000: $94,412; 1999: $442,276                   3,883,241      2,652,350
  Prepaid license fees, current                                  1,680,000      1,680,000
  Prepaid expenses and other current assets                        330,643        244,477
                                                               -----------    -----------

TOTAL CURRENT ASSETS                                             8,377,979      6,029,013
                                                               -----------    -----------

Property and equipment
  Satellite receiving equipment                                    282,474        436,759
  Computer equipment                                             4,194,985      4,323,921
  Communication equipment                                        1,225,561      1,173,595
  Furniture and fixtures                                           145,282        263,941
  Leasehold improvements                                           429,084        402,692
                                                               -----------    -----------


                                                                 6,277,386      6,600,908
Less: Accumulated depreciation and amortization                  3,834,195      4,189,766
                                                               -----------    -----------

                                                                 2,443,191      2,411,142
                                                               -----------    -----------

Prepaid license fees, net of accumulated amortization
 of: 2000: $2,450,000; 1999: $1,190,000                          1,750,000      3,010,000
                                                               -----------    -----------

Software development costs, net of accumulated
  amortization of: 2000: $7,225,673; 1999: $6,890,526            2,823,940      3,775,491
                                                               -----------    -----------

Deposits and other assets                                           61,099         69,538
                                                               -----------    -----------

TOTAL ASSETS                                                   $15,456,209    $15,295,184
                                                               ===========    ===========

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Balance Sheets (continued)
September 30, 2000 and December 31, 1999

                                                                                   September 30,   December 31,
             LIABILITIES AND STOCKHOLDERS' EQUITY                                      2000           1999
                                                                                   (UNAUDITED)      (AUDITED)
                                                                                    ----------      ----------
Current Liabilities
   Notes payable                                                                    $1,274,634      $1,050,000
   Accounts payable                                                                  2,857,285       1,709,322
   Accrued expenses                                                                  1,547,909       2,780,648
   Accrued satellite termination expense                                               432,000         558,000
   Accrued income taxes payable                                                          ---             5,000
   Unearned revenue                                                                  2,713,781       2,304,070
                                                                                    ----------      ----------

TOTAL CURRENT LIABILITIES                                                            8,825,609       8,407,040
                                                                                    ----------      ----------

Notes payable, less current portion                                                    500,000       1,449,634
Accrued expenses, less current portion                                                 114,871         134,693
Accrued satellite termination expense, less current portion                            300,000         624,000
Unearned revenue, less current portion                                                  77,430          78,315
Minority interest in subsidiary                                                          4,853           3,869
                                                                                    ----------      ----------

TOTAL NONCURRENT LIABILITIES                                                           997,154       2,290,511
                                                                                    ----------      ----------

TOTAL LIABILITIES                                                                    9,822,763      10,697,551
                                                                                    ----------      ----------
Stockholders' Equity
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
    issued and outstanding:
    Series A 5% convertible: 19,075 shares at
        September 30, 2000 and December 31, 1999                                            19              19
    Series B 5% convertible: 28,791 shares at
        September 30, 2000 and December 31, 1999                                            29              29
Common stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding 15,710,218 shares at
   September 30, 2000 and 15,592,690 shares at December 31, 1999                        15,710          15,593
Additional paid-in capital - Series A 5% convertible preferred stock                 3,086,013       3,086,013
Additional paid-in capital - Series B 5% convertible preferred stock                 4,664,891       4,664,891
Additional paid-in capital - common stock                                           25,494,047      25,183,631
Additional paid-in capital - convertible subordinated
    debenture and warrants                                                           8,630,491       8,630,491
Accumulated deficit                                                                (36,257,754)    (36,983,034)
                                                                                   -----------     -----------.
TOTAL STOCKHOLDERS' EQUITY                                                           5,633,446       4,597,633
                                                                                   -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $15,456,209     $15,295,184
                                                                                   ===========    ============

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Statements of Operations

                                                          FOR THE NINE MONTHS ENDED
---------------------------------------------------------------------------------------
                                                        September 30,    September 30,
                                                            2000             1999
                                                         (UNAUDITED)      (UNAUDITED)
---------------------------------------------------------------------------------------
REVENUE
   HyperFeed Services                                    $16,250,500      $13,089,419
   PCQuote.com Services                                   19,468,098       10,955,571
                                                         -----------      -----------

TOTAL REVENUE                                             35,718,598       24,044,990
                                                         -----------      -----------

DIRECT COST OF SERVICES
   HyperFeed Services                                      9,231,065         9,685,148
   PCQuote.com Services                                   14,252,554         9,124,242
                                                         -----------      ------------

TOTAL DIRECT COST OF SERVICES                             23,483,619        18,809,390
                                                         -----------      ------------

GROSS MARGIN                                              12,234,979         5,235,600
                                                         -----------      ------------

OPERATING EXPENSES
   Sales                                                    3,072,955        2,669,883
   General and administrative                               3,822,173        3,771,312
   Product and market development                           3,231,721        2,496,573
   Depreciation and amortization                            1,273,185          855,446
   Satellite termination expense                              ---            1,411,245
                                                         -------------    ------------

TOTAL OPERATING EXPENSES                                   11,400,034       11,204,459
                                                          -----------      -----------

INCOME (LOSS) FROM OPERATIONS                                 834,945       (5,968,859)
                                                          -----------      -----------

OTHER INCOME (EXPENSE)
   Interest income                                             47,685           36,967
   Interest expense                                          (156,367)         (67,501)
   Loss on sale of minority interest in PCQuote.com, Inc.     ---              (88,386)
                                                          -----------      -----------

NET OTHER EXPENSE                                            (108,682)        (118,920)
                                                          -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY                726,263       (6,087,779)
   INTEREST
INCOME TAXES                                                  ---              ---
                                                          -----------       -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                        726,263       (6,087,779)

   Minority interest in subsidiary                              (984)           44,961
                                                          -----------       -----------

NET INCOME (LOSS)                                        $    725,279      ($6,042,818)
                                                         ============      ============

Basic net income (loss) per share                             $0.05           ($0.41)
Diluted net income (loss) per share                           $0.03           ($0.41)

Basic weighted-average common shares outstanding           15,637,322       14,735,037
Diluted weighted-average common shares outstanding         23,963,383       14,735,037
--------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Statements of Operations

                                                               FOR THE THREE MONTHS ENDED
---------------------------------------------------------------------------------------------
                                                            September 30,       September 30,
                                                                2000                1999
                                                             (UNAUDITED)         (UNAUDITED)
---------------------------------------------------------------------------------------------
REVENUE
   HyperFeed Services                                       $ 5,997,355           $ 4,560,911
   PCQuote.com Services                                       6,369,630             4,011,770
                                                           ------------          ------------

TOTAL REVENUE                                                12,366,985             8,572,681
                                                           ------------          ------------

DIRECT COST OF SERVICES
   HyperFeed Services                                         3,007,227             3,093,519
   PCQuote.com Services                                       4,508,297             3,335,118
                                                           ------------          ------------

TOTAL DIRECT COST OF SERVICES                                 7,515,524             6,428,637
                                                           ------------          ------------

GROSS MARGIN                                                  4,851,461             2,144,044
                                                           ------------          ------------

OPERATING EXPENSES
   Sales                                                      1,024,662               877,794
   General and administrative                                 1,285,905             1,381,085
   Product and market development                             1,354,001             1,345,896
   Depreciation and amortization                                384,165               329,811
   Satellite termination expense                                 ---                1,411,245
                                                           ------------          ------------

TOTAL OPERATING EXPENSES                                      4,048,733             5,345,831
                                                            ------------         ------------

INCOME (LOSS) FROM OPERATIONS                                   802,728            (3,201,787)
                                                           ------------          ------------

OTHER INCOME (EXPENSE)
   Interest income                                               17,549                14,383
   Interest expense                                             (48,989)              (38,604)
                                                            ------------         ------------

NET OTHER EXPENSE                                               (31,440)              (24,221)
                                                            ------------         ------------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY
  INTEREST                                                      771,288            (3,226,008)
INCOME TAXES                                                      ---                   ---
                                                            ------------         ------------

INCOME (LOSS) BEFORE MINORITY INTEREST                          771,288            (3,226,008)

   Minority interest in subsidiary                               (4,853)               23,139
                                                            ------------         ------------

NET INCOME (LOSS)                                           $   766,435          ($ 3,202,869)
                                                           ============          ============

Basic net income (loss) per share                                 $0.05                ($0.22)
Diluted net income (loss) per share                               $0.03                ($0.22)

Weighted-average common shares outstanding                   15,668,724            15,022,593
Diluted weighted-average common shares outstanding           23,994,785            15,022,593
---------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

HYPERFEED TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

                                                                          FOR THE NINE MONTHS ENDED
                                                                          -------------------------
                                                                       September 30,    September 30,
                                                                           2000              1999
                                                                        (UNAUDITED)       (UNAUDITED)
Cash Flows From Operating Activities:
  Net income (loss)                                                     $   725,279       ($6,042,818)
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
  Depreciation and amortization of property and equipment                 1,273,184           855,446
  Provision for doubtful accounts                                           180,000           509,394
  Amortization of software development costs                              1,870,589         1,796,985
  Amortization of value assigned to common stock warrant
    issued in lieu of cash license fees                                   1,260,000           770,000
  Common stock issued in lieu of cash compensation                            ---              70,204
  Minority interest in subsidiary                                               984           (44,961)
  Loss on sale of minority interest in PCQuote.com, Inc.                      ---              88,386
  Changes in assets and liabilities:
    Accounts receivable                                                  (1,410,891)       (1,286,276)
    Prepaid expenses and other current assets                               (86,166)       (1,631,584)
    Deposits and other assets                                                 8,439           132,709
    Accounts payable                                                      1,147,963        (1,647,472)
    Accrued expenses                                                     (1,252,561)        2,213,336
    Accrued income taxes payable                                             (5,000)           (3,161)
    Accrued satellite termination expense                                  (450,000)        1,411,245
    Unearned revenue                                                        408,826           565,222
                                                                        -----------       -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       3,670,646        (2,243,345)
                                                                        -----------       -----------
Cash Flows From Investing Activities:
  Purchase of property and equipment                                     (1,305,232)       (1,118,260)
  Software development costs capitalized                                   (919,038)         (904,525)
                                                                        -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                                    (2,224,270)       (2,022,785)
                                                                        -----------       -----------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock, net                               310,533         3,412,530
  Proceeds from issuance of notes payable, net                                ---           3,500,000
  Principal payments on notes payable                                      (725,000)       (1,725,000)
                                                                        -----------       -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        (414,467)        5,187,530
                                                                        -----------       -----------

Net increase in cash and cash equivalents                                 1,031,909           921,400
Cash and cash equivalents:
  Beginning of the period                                                 1,452,186         1,139,785
                                                                        -----------       -----------

  End of the period                                                     $ 2,484,095       $ 2,061,185
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

SOFTWARE DEVELOPMENT COSTS: The Company's continuing investment in software development consists primarily of development of new data analysis software and programmer tools designed to afford easy access to its data-feed for data retrieval and analysis purposes, and application of new technology to increase the data volume and delivery speed of its distribution system and network.

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

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REVENUE RECOGNITION: The Company principally derives its revenue from service contracts for the provision of market data only ("HyperFeed -Registered Trademark- license fees"), service contracts for the provision of market data together with analytical software ("HyperFeed analytics license fees"), and the sale of advertising on its Web site, www.pcquote.com. Revenue from service contracts is recognized ratably over the contract term as the contracted services are rendered. Revenue from the sale of advertising is recognized as the advertising is displayed on the Web site. HyperFeed license fees and HyperFeed analytics license fees for satellite and landline services are generally billed one month in advance with 30-day payment terms. License fees for PC Quote 6.0 on the Internet are generally paid by credit card within five days prior to the month of service. These and other payments received prior to services being rendered are classified as unearned revenue on the balance sheet. Revenue and the related receivable for advance billings are not reflected in the financial statements. Customers' deposits on service contracts are classified as either current unearned revenue, if the contract expires in one year or less, or non-current unearned revenue, if the contract expiration date is greater than one year.

HyperFeed services primarily consist of the provision of HyperFeed and HyperFeed with analytics to the business-to-business marketplace, while PCQuote.com services primarily consist of analytics service, powered by HyperFeed, to the consumer marketplace. In addition, PCQuote.com sells advertising on its Web site.

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


(2) NOTES PAYABLE

The Company has a $1,500,000 term loan with a bank, payable in monthly installments of $25,000 plus interest at prime (9.5% at September 30, 2000). The loan is collateralized by substantially all assets of the Company. The balance, as of September 30, 2000, is $274,634.

On September 3, 1999, the Company's subsidiary, PCQuote.com, Inc., borrowed $2.0 million from Motorola, Inc. The promissory note bears interest at the prime rate from time to time as announced in the Wall Street Journal (9.5% at September 30, 2000). Payments are due in eight equal installments on a quarterly basis commencing June 30, 2000 through March 31, 2002 and are subject to early repayment upon the closing of an initial public offering of PCQuote.com's common stock. The balance, as of September 30, 2000, is $1.5 million.

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


(4) SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has identified two industry segments within which it operates. The parent Company's services are principally in the business-to-business sector, while its subsidiary, PCQuote.com, Inc., principally operates in the business-to-consumer marketplace. The Company evaluates performance and allocates resources based on operating profitability and growth potential. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments for the quarters ended September 30, 2000 and September 30, 1999 is as follows:

                                  SEPTEMBER 30, 2000          SEPTEMBER 30, 1999
                                  ------------------          ------------------
                                   AMOUNT          %          AMOUNT           %
SALES TO UNAFFILIATED CUSTOMERS:
HyperFeed services                $ 5,997,355      48.5%      $ 4,560,911      53.2%
PCQuote.com services                6,369,630      51.5%        4,011,770      46.8%
                                 ------------               -------------
Total revenue                    $ 12,366,985     100.0%      $ 8,572,681     100.0%
                                 ============               =============

OPERATING INCOME (LOSS):
HyperFeed services                 $  479,401      59.7%     ($ 1,358,467)     42.4%
PCQuote.com services                  323,327      40.3%     (  1,843,320)     57.6%
                                 ------------               -------------
Total operating income (loss)     $   802,728     100.0%     ($ 3,201,787)    100.0%
                                 ============               =============

IDENTIFIABLE ASSETS:
HyperFeed services                $ 7,073,916      45.8%      $ 6,072,339      48.1%
PCQuote.com services                8,382,293      45.2%        6,548,540      51.9%
                                 ------------                ------------
Total identifiable assets        $ 15,456,209     100.0%     $ 12,620,879     100.0%
                                 ============                ============


Revenues from AB Watley, PCQuote.com's largest customer, represent approximately 24.3% of the Company's consolidated revenues for the quarter ended September 30, 2000.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information relating to industry segments for the nine months ended September 30, 2000 and September 30, 1999 is as follows:

                                    SEPTEMBER 30, 2000        SEPTEMBER 30, 1999
                                    ------------------        ------------------
                                   AMOUNT          %          AMOUNT           %
SALES TO UNAFFILIATED CUSTOMERS:
HyperFeed services                $16,250,500      45.5%      $13,089,419      54.4%
PCQuote.com services               19,468,098      54.5%       10,955,571      45.6%
                                  -----------                 -----------
Total revenue                     $35,718,598     100.0%      $24,044,990     100.0%
                                  ===========                 ===========

OPERATING INCOME (LOSS):
HyperFeed services                 $  639,583      76.6%    ($  2,163,671)     36.2%
PCQuote.com services                  195,362      23.4%    (   3,805,188)     63.8%
                                  -----------                 -----------
Total operating income (loss)      $  834,945     100.0%    ($  5,968,859)    100.0%
                                  ===========                 ===========

IDENTIFIABLE ASSETS:
HyperFeed services                $ 7,073,916      41.5%      $ 6,072,339      48.1%
PCQuote.com services                8,382,293      58.5%        6,548,540      51.9%
                                 ------------                ------------
Total identifiable assets        $ 15,456,209     100.0%     $ 12,620,879     100.0%
                                 ============                ============

Revenues from AB Watley, PCQuote.com's largest customer, represent approximately 24.3% of the Company's consolidated revenues for the nine months ended September 30, 2000.

(5) COMMITMENTS AND CONTINGENCIES

In connection with the formation and transfer of its Internet consumer business to its subsidiary, PCQuote.com, on May 28, 1999, the Company and Townsend Analytics, Ltd. ("Townsend") entered into an agreement to terminate their Software Distributor Agreement dated December 4, 1995. Pursuant to the terms of the termination agreement, the Company was obligated and paid Townsend one million dollars within ninety days after execution of the agreement. The Company and PCQuote.com subsequently entered into separate new license agreements with Townsend for the right to use the LAN and Internet versions, respectively, of the software application which is marketed as PCQuote 6.0 RealTick. The new agreements replaced the prior agreement between Townsend and the Company. The initial term of the agreements ends December 4, 2000. Pursuant to the terms of the new agreements, the Company and PCQuote.com are each required to pay a minimum royalty to Townsend of $220,000 per month and a cumulative minimum royalty of $5,000,000 each over the initial term of the agreements. Under the terms of its new agreement with Townsend, the Company guarantees the obligation of its subsidiary, PCQuote.com, and receives a credit towards its minimum commitment obligations to the extent that PCQuote.com's actual royalty payments exceed its minimum commitments.

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



RECENT BUSINESS DEVELOPMENTS

HYPERFEED MARKET DATA FEATURED ON GLOBENET ATS

On August 30, 2000, we announced that GlobeNet Capital Corporation signed a contract to use HyperFeed market data for the company's alternative trading system (ATS), GlobeNet ATS.

As part of the agreement, our real-time, streaming market data will not only be incorporated into GlobeNet's transaction processing system, but also offered as a component of its suite of online trading display mechanisms.

GlobeNet's Internet-based trading platform brings automation and leading technologies to trading over-the-counter-bulletin-board (OTCBB) securities, which traditionally have not experienced the access, liquidity and visibility of traditional large cap stocks.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)


HYPERFEED LAUNCHES SMARTICKER IN ASIA, SIGNS CONTRACT WITH KOREA'S BLASHNET

On August 15, 2000, we announced that Blashnet, a Seoul, Korea-based financial content and analytical software company, signed a contract to resell an integrated datafeed consisting of our North American data and Asian financial content. As part of the agreement, Blashnet became the first-ever client for HyperFeed SmarTicker, our newly launched technology that seamlessly integrates local financial content, such as exchange data and news content, into the HyperFeed datafeed.

Blashnet will use SmarTicker to integrate Asian market data content that currently is not available within the HyperFeed datafeed, North America's most extensive market data source with quotes on over 600,000 equity, option, and commodity issues including full option chains.

One of SmarTicker's key features is that it allows Blashnet to manipulate the integrated feed so that the Korean financial services firm can redistribute financial content based on its clients' unique needs. Blashnet will redistribute the integrated HyperFeed datafeed via the Internet. Its primary users include individual investors, institutions, Web portals, and trading rooms.


NETSTOCK DIRECT SELECTS HYPERFEED MARKET DATA FOR SHAREBUILDER.COM

On July 17, 2000, we announced that we have agreed to provide delayed HyperFeed market data to Netstock Direct Corporation for use with their new ShareBuilder product, an online investing service for long-term investors.

Using our technology, Netstock Direct, a leading online source for long-term investing, will be incorporating the data into its main site and co-branded ShareBuilder services.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)


RESULTS OF OPERATIONS:
FOR THE NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 2000

Total revenue increased $11.7 million, or 48.5%, to $35.7 million for the nine months ended September 30, 2000, and $3.8 million, or 44.3%, to $12.4 million for the quarter ended September 30, 2000 versus the comparable prior year periods. Our HyperFeed services and PCQuote.com services both posted increases for the first nine months of 2000 over 1999 and for the quarter ended September 30, 2000 over 1999. For the first nine months of 2000, HyperFeed service revenue increased $3.2 million, or 24.1%, to $16.3 million from $13.1 million in the same period in 1999. For the quarter ended September 30, 2000, HyperFeed service revenue increased $1.4 million, or 31.5%, to $6.0 million from $4.6 million in 1999. Revenue growth was experienced through increases in analytics subscriptions and datafeed license fees to existing, as well as new customers, such as Charles Schwab and National Discount Brokers. Revenue from our PCQuote.com services increased $8.5 million, or 77.7%, to $19.5 million for the first nine months of 2000 from $11.0 million for the same period in 1999. For the third quarter of 2000, revenue from PCQuote.com services increased $2.4 million, or 58.8%, from $4.0 million in 1999 to $6.4 million in 2000. The increase is principally due to the growth of our largest customer, AB Watley, who has grown from less than 10% of our revenue for all of 1999 to approximately 24% of our revenue for the first nine months of 2000.

Effective September 1, 2000, NASDAQ NMS lowered the fees they charge for professional subscriptions to their data. These fees, which we are obligated to pay to NASDAQ on behalf of our professional customers, are charged to those customers by us. We estimate that the fourth quarter impact of the lower fees will be a decrease of approximately $1.0 million in revenue and direct costs as compared to the third quarter. As previously reported, our largest client, AB Watley, commenced in the third quarter their transition from a private-label version of third-party software, provided by our subsidiary, PCQuote.com, to a HyperFeed datafeed only customer using their proprietary software application. The private-label service is subject to payment of royalty fees to the third-party software provider, in addition to the collection and payment of exchange fees since we are the vendor of record with the exchanges for that business. As Watley's customers are moved, PCQuote.com's revenue will decrease, with a corresponding decrease in related royalties and exchange fees direct costs, while HyperFeed service revenue will increase. Since the private-label per user charge has a higher gross price, we expect the Watley transition, coupled with NASDAQ's lowered fees, to result in a decline in consolidated revenue in the fourth quarter from the third quarter, and a corresponding decline in direct costs resulting in an increase in the gross margin percentage. Considering these two factors, and anticipated offsetting revenue increases from new and existing customers, annual revenue for the year ending December 31, 2000 is expected to be approximately $46 million, which would be $13 million, or 39% greater than annual revenue for 1999.

Direct costs of services increased $4.7 million, or 24.9%, to $23.5 million for the nine months ended September 30, 2000 from $18.8 million for the comparable 1999 period, and increased $1.1 million, or 16.9%, to $7.5 million for the quarter ended September 30, 2000 from $6.4 million for the comparable 1999 period. Principal components of the increase were royalties and payments to providers of market data, directly attributable to the growth of our largest customer. Amortization of software development costs decreased quarter-to-quarter from $0.6 million in 1999 to $0.5 million in 2000, and increased for the nine months from $1.8 million in 1999 to $1.9 million in 2000. Also included in the first nine months of 2000 is a $1.3 million non-cash charge, versus $0.8 million for the same 1999 period, for the amortization of the value assigned to the warrant issued in April 1999 to CNNFN in exchange for the three-and-a-half year license agreement with PCQuote.com.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)


For the first nine months of 2000, resulting gross margin increased $7.0 million, or 133.7%, to $12.2 million in 2000 from $5.2 million in 1999. For the quarter ended September 30, 2000, the resulting gross margin was $4.9 million, an increase of $2.7 million, or 126.3%, from $2.1 million in the third quarter of 1999. As a percentage of revenue, gross margins increased to 39.2% for the third quarter of 2000 from 25.0% for the third quarter of 1999, and increased to 34.3% for the first nine months of 2000 from 21.8% for the comparable 1999 period. The expansion in percentage gross margins is attributable to internal cost efficiencies implemented in 1999, coupled with an increased sales focus in 2000 on higher margin datafeed services.

Direct costs associated with HyperFeed services decreased from $9.7 million for the nine months ended September 30, 1999 to $9.2 million for the first nine months of 2000, a 4.7% decrease. For the quarter ended September 30, 2000, direct costs associated with HyperFeed services were $3.0 million, a 2.8% decrease from $3.1 million in the same period of 1999. Increases in amortization of software development costs were offset by cost-savings related to leased equipment in customer service and support and lower costs of datafeed operations principally due to the termination of a lease for satellite transmission space in the third quarter of 1999. Amortization of software development costs increased 17.0% to $1.1 million for the first nine months of 2000 from $1.0 million for the same period in 1999. For the quarters ended September 30, amortization of software development costs was unchanged at $0.4 million. For the first nine months of 2000, resulting gross margin increased $3.6 million, or 106.2%, to $7.0 million in 2000 from $3.4 million in 1999. For the quarter ended September 30, 2000, the resulting gross margin for HyperFeed services was $3.0 million, an increase of $1.5 million, or 103.8%, from $1.5 million in the third quarter of 1999.

Direct costs associated with PCQuote.com services increased to $14.3 million for the first nine months of 2000 from $9.1 million in the comparable 1999 period, a 56.2% increase. For the quarter ended September 30, 2000, direct costs associated with PCQuote.com services were $4.5 million, a 35.2% increase from $3.3 million in the same period of 1999. Increases in license and exchange fees, directly attributable to the increase in revenue, were the principal components of the quarterly and nine-month increases in direct costs. Amortization of previously capitalized software development costs decreased to $0.7 million for the first nine months of 2000 from $0.8 for the 1999 period, and decreased for the third quarter to $0.2 million for 2000 from $0.3 million for 1999. The gross margin on PCQuote.com services increased $3.4 million, or 184.8%, to $5.2 million for the first nine months of 2000 from $1.8 million for the same period of 1999. PCQuote.com services gross margin increased $1.2 million, or 175.1%, to $1.9 million for the third quarter of 2000 from $0.7 million for the same 1999 period.

Total operating expense increased $0.2 million, or 1.7%, to $11.4 million for the nine months ended September 30, 2000 from $11.2 million for the comparable 1999 period, and decreased $1.3 million to $4.0 million for the quarter ended September 30, 2000 from $5.3 million, including a $1.4 million charge related to terminating a satellite services agreement in 1999, for the comparable 1999 quarter.

Sales costs increased $0.4 million, or 15.1%, to $3.1 million for the first nine months of 2000 from $2.7 million for the same 1999 period. For the third quarter of 2000, sales costs were $1.0 million, a $0.1 million, or 16.7%, increase from $0.9 million for the prior year period. The increase in sales costs was directly attributable to the growth in revenue.

General and administrative expenses remained unchanged at $3.8 million for the first nine months of 2000 and 1999. For the quarter ended September 30, 2000, general and administrative expenses decreased $0.1 million, or 6.9%, to $1.3 million from $1.4 million for the same quarter in 1999. The decrease for the quarter was principally due to lower legal and other professional fees.

Product and market development costs increased $0.7 million, or 29.4%, to $3.2 million for the nine months ended September 30, 2000 from $2.5 million for the comparable 1999 period, and were unchanged at approximately $1.3 million for the quarters ended September 30, 2000 and 1999. The increase for the nine months was due to an expansion of our development and marketing efforts for our existing and new services and markets.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)


Depreciation and amortization increased $0.4 million to $1.3 million for the first nine months of 2000 from $0.9 million for the comparable 1999 period, and increased $0.1 million to $0.4 million for the third quarter of 2000 from $0.3 million for the comparable 1999 period. The increase is the result of communications and computer equipment purchases for increased growth and new service offerings.

Interest expense was $0.2 million for the first nine months of 2000, $0.1 million more than the first nine months of 1999. The increase reflects the interest incurred on the $2.0 million borrowing from Motorola, Inc. by PCQuote.com in September 1999.


LIQUIDITY AND CAPITAL RESOURCES:
FOR THE NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 2000

Net cash and cash equivalents increased $1.0 million from year-end 1999 to $2.5 million at the end of the third quarter of 2000. Expenditures for new equipment were $1.3 million, an increase of $0.2 million, or 16.7%, from $1.1 million for the same period in 1999. The increase in expenditures was to support the growth in our business, as well as to enhance our communications and market data processing infrastructures. Capitalized software costs were unchanged at $0.9 million for the nine-month periods ended September 30, 2000 and 1999. There were no new direct borrowings during the nine months, and we repaid $0.2 million of the principal balance on our bank term loan and $0.5 million on our note payable to Motorola, Inc. We received approximately $0.3 million in net proceeds from the sale of shares of common stock to employees pursuant to our Employee Stock Purchase Plan and the sale of shares of common stock to employees who exercised options previously granted to them under our 1999 Combined Incentive and Non-Statutory Stock Option Plan.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to a positive $5.2 million for the first nine months of 2000 from a $2.5 million EBITDA deficit for the comparable 1999 period, and increased to a positive $2.1 million for the third quarter of 2000 as compared to an $1.8 million EBITDA deficit for the same period in 1999. Reducing EBITDA by capitalized software costs and equipment purchases resulted in positive cash flows, before working capital and financing activities, of $3.0 million for the nine months ending September 30, 2000 as compared to a deficit of $4.6 million for the same period in 1999, and, for the quarter ending September 30, 2000, resulted in a positive $1.5 million as compared to a deficit of $2.4 million for the 1999 quarter. We believe our existing capital resources, our ability to access external capital, if necessary, and cash generated from continuing operations are sufficient for working capital purposes for at least the next twelve months.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. The Company does not expect the adoption of the new standard to have a material effect on its financial position, liquidity, or results of operations.

PART I. ITEM 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)


Financial Accounting Standards Board Interpretation No.44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25, is effective for financial statements beginning after July 1, 2000. FIN No. 44 establishes accounting and reporting standards for transactions involving stock compensation. The Company does not believe that FIN No. 44 will have a significant impact on its financial statements.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the nine-month period ended September 30, 2000. For additional information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

During the first, second and third quarters of 2000, we issued 20,651, 30,054, and 38,975 shares of our common stock, respectively, to employees, who purchased the shares under our Employee Stock Purchase Plan.

During the first, second and third quarters of 2000, 22,799, 834, and 4,215 shares of our common stock, respectively, were purchased by employees who exercised stock options granted to them under our 1999 Combined Incentive and Non-Statutory Stock Option Plan.


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


Date: November 13, 2000

By:   /s/ Jim R. Porter
      -----------------
      Jim R. Porter
      Chairman and Chief Executive Officer

By:   /s/ John E. Juska
      -----------------
      John E. Juska
      Chief Financial Officer and Principal Accounting Officer