Form 10-K
period 2000-12-31
HYPERFEED TECHNOLOGIES INC
filed 2001-03-19
CIK 745774

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of January 31, 2001, the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock as reported by the Nasdaq National Market) on such date held by non-affiliates of the Registrant was approximately $35,700,000.

As of January 31, 2001, there were 15,760,301 shares of Common Stock and 47,866 shares of Preferred Stock of the Registrant outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE: See Page 3

Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

ITEM 13    Certain Relationships and          Company's Proxy Statement
           Related Transactions               to be filed in connection with
                                              its Annual Meeting of
                                              Stockholders

PART IV

ITEM 14    Exhibits, Financial Statement      Exhibits as specified in Item
           Schedules, and Reports on          14 of this Report
           Form 8-K

                          HYPERFEED TECHNOLOGIES, INC.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

We were originally incorporated in the State of Illinois on June 23, 1980 as On-Line Response, Inc. We changed our name to PC Quote, Inc. in 1983 and incorporated in Delaware on August 12, 1987. In March 1999, we incorporated a subsidiary, PCQuote.com, Inc., to focus on our Web site and consumer business. In June 1999, we changed our name to HyperFeed Technologies, Inc. We are a financial markets content and solutions provider servicing the business-to-business and business-to-consumer financial marketplace. We collect financial content directly from stock, options and commodities exchanges and other news and financial information sources. We provide this content with a variety of optional analytics packages to businesses for their internal use and redistribution to their customers over the Internet, virtual private networks, and local or wide area networks.

We use proprietary collection techniques to process financial market activity reported to us directly from equities, options, and futures and options on futures exchanges. We consolidate the information and update in real-time our data warehouse of last sale, bid/ask, time and sales, and historical prices of more than 600,000 securities and derivatives issues. The data warehouse includes information on all North American equities, equity options, major stock indices, Level 1 Nasdaq-quoted stocks, Level 2 Nasdaq market-maker quotes, mutual funds, money market funds, futures contracts and options on futures contracts. We use proprietary extraction routines and compression algorithms to create "HyperFeed(R)", our IP Multicast digital datafeed. HyperFeed is created, and news and other financial content incorporated, at our primary processing facility located at our executive offices in Chicago, Illinois. We maintain a hot back up facility at our offices in Aurora, Illinois.

We disseminate HyperFeed to our customers over the Internet, as well as by satellite and digital data landlines. HyperFeed populates databases residing on computer servers at our customers' sites that are continuously and instantaneously updated. This process is often referred to as "real-time streaming data". Software applications on our customers' and their customers' computers access the HyperFeed populated databases to allow the end user to monitor securities activity and financial information on an on-going real-time basis. PCQuote.com maintains multiple servers for customers' real-time access, through Internet connections or through the World Wide Web. This provides our customers the same institutional quality financial data without the requirement of having their own server.

We derive our revenue from license fees charged for access to HyperFeed and from license fees charged for a packaged HyperFeed plus analytical software service. Our services are used primarily for trading analysis and as a price engine for order routing, order matching, order execution, interactive voice response, and alternative trading systems. Our customer base consists primarily of financial market data redistributors: securities broker-dealers, on-line brokerage firms, portfolio managers, other financial institutions, Internet Web sites and financial portals. PCQuote.com services individual and professional investors, in addition to selling advertising space on its Web site, www.pcquote.com. Our customers are located primarily in the United States and Canada.

The following is a description of the principal services that we provide.

PART I-ITEM 1. BUSINESS


PRODUCTS AND SERVICES

HYPERFEED - MARKET DATA PRODUCTS

                            HYPERFEED(R) MARKET DATA

HyperFeed is our IP Multicast digital real-time financial market datafeed. We create HyperFeed by collecting, analyzing, processing, storing, compressing, and transmitting financial content in under 40 milliseconds. HyperFeed contains:

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

HyperFeed enables servers at our customers' sites to receive HyperFeed data and create real-time databases of financial markets activity, news and fundamental security information. HyperFeed is used primarily for trading analysis and as a price engine for order routing, order matching, order execution, interactive voice response, and alternative trading systems. Our customers pay monthly HyperFeed licensing fees and per-user or per-unit charges. HyperFeed licensees consist primarily of financial market data redistributors: securities broker-dealers, on-line brokerage firms, portfolio managers, other financial institutions, Internet Web sites and financial portals.

HyperFeed provides PCQuote.com's customers the benefit of institutional quality data, accessible over the Internet. Professional and individual investors are also able to benefit from the Internet's substantially lower costs for service and communications, its ease of access and its worldwide availability.

Powered by HyperFeed, our other services capitalize on the speed and completeness of HyperFeed to access, view and utilize the financial content we provide in a variety of ways.

                                 HYPERSERVER(TM)

HyperFeed's Microsoft(R) Windows NT(R) HyperServer works as an independent workhorse at the client site to effortlessly manage the massive intake, processing and dissemination of real-time HyperFeed market data. Running proprietary HyperServer software, the HyperServer performs three basic functions: decompress and decrypt the HyperFeed broadcast, maintain the database, and make events/databases available to HyperFeed, third party or the client's own applications. Designed specifically for real-time data management, the HyperServer makes no demands on system resources and allows for optimal client workstation performance.

PART I-ITEM 1. BUSINESS
PRODUCTS AND SERVICES, CONTINUED


                                HYPERFEED(R) SDK

HyperFeed's Software Development Kit (SDK) provides developers with the necessary tools for easy integration of HyperFeed market data into proprietary software and Web based applications. Compatible with Microsoft(R) Windows NT(R), LINUX, UNIX, JAVA and other operating systems, HyperFeed SDK is a complete toolkit which includes a variety of programming interfaces, documentation, sample code and API (Application Programming Interface), CGI (Common Gateway Interface) and ActiveX programming tools.

                            HYPERFEED SMARTICKER(TM)

A cost-effective data consolidation, processing, and management solution, HyperFeed SmarTicker provides businesses with the capabilities required to receive real-time datafeeds directly from exchanges or to create their own customized datafeed. HyperFeed SmarTicker provides clients with many of the processing capabilities of a full tickerplant at a fraction of the infrastructure. In addition, SmarTicker gives clients the capability to produce a customized datafeed. Clients may combine their preferred local/global content or even their own proprietary datafeed with HyperFeed market data and output a combined feed in HyperFeed common format.

HYPERFEED - DISPLAY PRODUCTS

HyperFeed licenses high-end applications to subscribers for the purpose of viewing, analyzing and manipulating HyperFeed's robust financial market content.

                                   APOGEE(TM)

HyperFeed's proprietary display software, Apogee, is a collection of individual financial applications which can be independently opened from the Launcher bar on the user's desktop. User-friendly, flexible and customizable, each application contributes to a full-scale real-time trading center. Apogee includes quote grids, tickers, alarms, Nasdaq Level II market maker screens, options, charts, analytics, time and sales, name look up and a spreadsheet download feature for use with Microsoft Excel and other spreadsheet programs. Powered by HyperFeed market data, Apogee is available for use by individuals and corporations and can be private-labeled for internal or external redistribution.

                           REALTICK(TM) FROM HYPERFEED

RealTick is a Microsoft Windows-based suite of real-time professional securities trading tools which is powered by HyperFeed market data. RealTick's comprehensive functionality includes: unlimited quote pages, charting, technical analytics, searchable news, time of sale and quote, Nasdaq Level II market maker screens, options analytical tools, dynamic data exchange into Microsoft Excel, tickers, alerts, baskets and more. RealTick is available with HyperFeed's satellite, landline, and Internet services.

HYPERFEED - WEB PRODUCTS
                                  NEOSPHERE(TM)

Neosphere is a comprehensive e-business solution providing everything a business needs to quickly offer real-time quotes and news fully integrated into an analytic application-via the Internet. Neosphere reduces lengthy development time and eases administrative processes. A turnkey solution, Neosphere provides back-end tools for the client: administrative database, online sign-up templates, exchange authorizations, automatic reports and billing. Neosphere also takes care of the front-end with real-time Internet delivered quotes, news and analytic software. Neosphere components include:
Apogee software, HyperFeed market data, news, HyperServers for HyperFeed data processing and Internet delivery, a browser-based Neosphere DB administrative SQL database for billing/reporting, Neosphere online client sign-up pages plus onsite application and troubleshooting training.

PART I-ITEM 1. BUSINESS
PRODUCTS AND SERVICES, CONTINUED


                                NEOSPHERE DB(TM)

A turnkey online account management system, Neosphere DB (database) provides businesses with the back office processing capabilities to set up, invoice and maintain Internet clients using applications powered by HyperFeed market data. Part of HyperFeed's unique Neosphere solution, Neosphere DB was designed to interface with an existing back office. Features include: complete account administration, reporting and online billing, easy sorting and searching capabilities, database capacity for unlimited records. Neosphere DB allows for access from multiple locations through its browser-based software and makes it easy to configure and customize client data.

PCQUOTE.COM - WEB SITE

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

              Free Delayed Quote Tools Powered by HyperFeed:

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

PART I-ITEM 1. BUSINESS
PRODUCTS AND SERVICES, CONTINUED


              News - provides users access to timely, original financial news and stories from a variety of sources:

                  - CNNfn Headlines, provided through our strategic relationship with CNNfn, gives investors access to timely, original financial and business news headlines and stories published by CNNfn.

                  - Wire-based news offers investors access to press releases and other wire-based news provided by COMTEX Scientific Corporation, including feeds from PR Newswire, Business Newswire, M2 Communications, and UPI Spotlights.

              Research and Analysis Tools - allows users to research and analyze market quotations with tools and information:

                  - Stock Analysis provides investors access to three free VectorVest analysis reports per day.

                  - Stock Criteria Search enables the investor to run search queries on various stocks that fit user-defined investment criteria. Queries can be based on such factors as industry, price earnings ratio and dividend history.

                  - Charting allows investors to display historical and intra-day charts for publicly traded securities and all major indices.

                  - Earnings Analysis and Reporting Tools gives consensus earnings estimates and other earnings-related reports.

                  - Research Reports gives analysts recommendations and in-depth analysis and commentary from multiple sources.

                  - Corporate Profiles gives investors access to corporate profiles for most publicly traded companies.

                  - The IPO Resource Center gives investors the ability to research new initial public offerings (IPOs), monitor the post-offering performance of IPOs, search filings made with the SEC and receive news stories about upcoming IPOs.

PCQUOTE.COM - REAL-TIME INVESTMENT TOOLS

                                  MARKETSMART

Our subscription-based Web site, www.marketsmart-real.pcquote.com, provides real-time, snapshot market quotations along with all of the news, research, and analytical tools available on www.pcquote.com. This site is targeted toward a more sophisticated investor than is www.pcquote.com. www.marketsmart-real.pcquote.com uses sparse graphics, text indices, and creative advertising to speed download times and gives investors faster access to the site's content. www.marketsmart-real.pcquote.com can be accessed from www.pcquote.com.

PART I-ITEM 1. BUSINESS
PRODUCTS AND SERVICES, CONTINUED


                                PCQUOTE ORBIT(R)

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

         -    Charting provides high-end, tick-by-tick technical analysis.

         - Scrolling Ticker enables investors to display current prices and daily changes of selected stocks on a digital ticker tape that scrolls across a user's screen.

                         PCQUOTE 6.0, A REALTICK PRODUCT

PCQuote 6.0 RealTick is a professional-quality, Nasdaq level II, real-time quote system that offers investors reliable, streaming real-time market data for all North American equities and options. PCQuote 6.0 empowers sophisticated investors by giving them the freedom to decide how and when to trade on a daily basis. This service is online-trading enabled and offers access to order execution through participating broker-dealers.

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

                  PROSUITE 2000i FROM TRADESTATION TECHNOLOGIES

TradeStation Technologies (formerly Omega Research) offers a variety of sophisticated analytics applications within its ProSuite package, powered by HyperFeed market data, over the Internet. ProSuite applications are used primarily by professional and individual investors for technical analysis and charting.

PART I-ITEM 1. BUSINESS
PRODUCTS AND SERVICES, CONTINUED


PCQUOTE.COM - WEB SOLUTIONS

                                  WEB TEMPLATES

Web Templates allows clients to create their own "private label" Web sites with many of the features of our own Web sites. These templates are created, hosted and maintained by us. Web Templates includes a variety of quote tools, both delayed and real-time, as well as a variety of news and research and analytical tools from our third-party vendors.

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

                                   HYPERSCRIPT

HyperScript is a proprietary development tool used to create data-rich Web sites and Internet-based market data applications. HyperScript allows business-to-business clients to develop their own data applications using HyperFeed data. Utilizing standard development techniques to access data and present it on third-party Web sites, HyperScript makes development of complex data applications a simple task. Customers can purchase HyperScript for either limited or unlimited access to data.

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

-    HyperFeed(R)is a registered trademark of HyperFeed Technologies.
-    HyperServer(TM)is a trademark of HyperFeed Technologies.
-    HyperFeed SmarTicker(TM)is a trademark of HyperFeed Technologies.
-    Apogee(TM)is a trademark of HyperFeed Technologies.
-    It's All About the Data(TM)is a trademark of HyperFeed Technologies.
-    Neosphere(TM)is a trademark of HyperFeed Technologies.
-    Neosphere DB(TM)is a trademark of HyperFeed Technologies.
-    PCQuote.com(TM)is a trademark of PCQuote.com.
-    PCQuote Orbit(TM)is a trademark of PCQuote.com.

PART I-ITEM 1. BUSINESS


COMPETITION

The market for the on-line provision of financial information such as equities, commodities, futures and options quotations and news through services and software applications similar to those we provide includes a large number of competitors and is subject to rapid change. We believe our primary competitors include Reuters, Bloomberg, Bridge Information Systems, the ILX unit of Thomson Corporation, the Comstock unit of Standard & Poors, and Data Broadcasting Corporation. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than we do.

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

During the fiscal years ended December 31, 2000, 1999, and 1998, we expensed $1,794,228, $1,070,346, and $634,884, respectively, for research and development.

ENVIRONMENT

Compliance with Federal, state, and local provisions with respect to the environment has not had a material adverse effect on our capital expenditures, earnings, or competitive position.

EMPLOYEES

As of December 31, 2000, we employed 92 people and PCQuote.com employed 33 people, none of whom are represented by a collective bargaining unit. We believe we have a satisfactory relationship with our employees. From time to time, we use the services of outside consultants on an hourly basis.

GOVERNMENT CONTRACTS

We have no material contracts with the Government.

BACKLOGS

Due to the nature of our business, backlogs are not a typical occurrence in our industry.

PART I-ITEM 1. BUSINESS


MAJOR CUSTOMERS

Revenues from AB Watley, our largest customer, represent approximately 21% of the Company's consolidated revenues in 2000. We did not have any customers that accounted for 10% or more of consolidated revenue in either 1999 or 1998.

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

We also lease approximately 11,000 square feet of office space at two sites in Aurora, Illinois, through March 2005. The lease for 3,000 square feet of office space in New York City expires in July 2002. (See Note 7 of the Notes to Consolidated Financial Statements.)

ITEM 3.  LEGAL PROCEEDINGS

GRAHAM R. CLARK V. PC QUOTE INCORPORATED (HYPERFEED) 1999 C 559, High Court of Justice, Queens Bench Division, London. This lawsuit was filed on May 10, 1999. It claimed breach of a November 18, 1992 Marketing Agreement entered into between the plaintiff and PC Quote (UK) Limited (a former subsidiary). Mr. Clark claimed approximately $800,000 in damages and sought his attorney's fees and costs. We filed a counterclaim for approximately $100,000 in receivables owed by Mr. Clark to us. The legal proceedings were satisfactorily resolved by settlement in October 2000. The settlement did not have a material effect on our financial condition or results of operations.

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

The following tables show for 2000 and 1999 the high and low sales prices of our common stock for the periods indicated, as reported by the American Stock Exchange (through September 22, 1999) and the Nasdaq National Market (from September 23, 1999 through December 31, 2000).

PART II-ITEM 5.
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, CONTINUED

2000 QUARTERLY INFORMATION                       HIGH        LOW
--------------------------                       ----        ---
First                                            10-1/4      4-1/2
Second                                            6-17/32    2-3/4
Third                                             4-15/16    2-1/4
Fourth                                            3-1/8      1-13/32

1999 QUARTERLY INFORMATION                       HIGH        LOW
--------------------------                       ----        ---
First                                           11-7/8       1-7/8
Second                                          15-1/2       6-1/2
Third                                           11-1/2       4-5/16
Fourth                                           8-5/16      4-1/8

As of January 31, 2001, we had 505 stockholders of record of our common stock.

DIVIDEND POLICY

We have not paid dividends on our common stock and do not currently plan to do so in the near future. In December 1998, we issued preferred stock that has a dividend rate of 5%. Preferred dividends are payable if, and when, we declare a dividend payment. We have not, and currently do not plan in the near future, to declare any preferred dividend payments. Preferred dividends are cumulative and the entire accumulated dividend must be paid prior to the payment of any dividends to common stockholders. The accumulated preferred dividend was $689,000 at December 31, 2000.

ITEM 6. SELECTED FINANCIAL DATA

                                     2000             1999             1998             1997              1996
INCOME DATA:
Net revenue                      $  46,446,887    $ 33,128,059     $ 23,045,533     $ 17,119,372     $  17,032,164
Operating income (loss)          $   1,875,851   ($  9,352,153)   ($  4,699,426)   ($  8,920,726)   ($   2,957,830)
Income (loss) before minority
interest and income taxes        $   1,756,116   ($  9,511,228)   ($  6,445,595)   ($11,135,654)    ($   3,091,705)
Net income (loss)                $   1,723,156   ($  9,431,698)   ($  6,449,208)   ($11,141,416)    ($   3,255,969)
Net income (loss) available
for common stockholders          $   1,723,156   ($  9,431,698)   ($  7,468,146)   ($11,141,416)    ($   3,255,969)

BALANCE SHEET DATA:

Total assets                     $  14,326,260    $ 15,295,184     $ 10,053,367    $ 10,536,448      $  11,554,070
Long term obligations            $     667,183    $  2,290,511     $    921,781    $  2,833,734      $   2,291,178
Stockholders' equity             $   6,692,535    $  4,597,633     $  2,915,271    $     66,329      $   5,331,577

PER SHARE DATA:
Basic net income (loss)              $0.11           ($0.63)          ($0.57)          ($1.33)          ($0.45)
Diluted net income (loss)            $0.08           ($0.63)          ($0.57)          ($1.33)          ($0.45)

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

RECENT BUSINESS DEVELOPMENTS

PCQUOTE.COM AND HYPERFEED LAUNCH MERCENARY SOFTWARE

On February 28, 2001, PCQuote.com and HyperFeed announced the availability of Mercenary software. A "day-of execution tool", Mercenary is a real-time tick-by-tick technical indicator that can help traders decide when to pull the trigger. A technical analysis tool that monitors stock activity, Mercenary identifies trading opportunities and visually depicts a selected equity's momentum. Investors can input a selection of stocks (up to 50 ticker symbols per screen) and, at a glance, decide whether to buy or sell, or just keep a pulse on a market segment or specific issue's condition. Exclusively available to online investors through PCQuote.com, Mercenary is also available to financial institutions, Web portals and businesses through HyperFeed.

RESULTS OF OPERATIONS FOR 2000 COMPARED TO 1999

Total revenue increased $13.3 million, or 40.2%, to $46.4 million in 2000 from $33.1 million in 1999. Our HyperFeed services and PCQuote.com services both posted increases in 2000 over 1999. HyperFeed service revenue increased $5.0 million, or 28.1%, to $22.7 million in 2000 from $17.7 million in 1999. Revenue growth was achieved through increases in analytics subscriptions and datafeed license fees to existing, as well as new customers, such as Charles Schwab and National Discount Brokers. Revenue from PCQuote.com services increased $8.3 million, or 54.2%, to $23.7 million in 2000 from $15.4 million in 1999. The increase is principally due to the growth of our largest customer, AB Watley, who grew from less than 10% of our revenue in 1999 to approximately 21% of our revenue in 2000.

Direct costs of services increased $4.2 million, or 16.6%, to $29.7 million in 2000 from $25.5 million in 1999. Principal components of the increase were royalties and payments to providers of market data, directly attributable to the growth of our largest customer. Amortization of software development costs remained the same at $2.4 million in 2000 and 1999. Also included in 2000 is a $1.7 million non-cash charge, versus $1.2 million in 1999, for the amortization of prepaid license fees as a result of the value assigned to the warrant issued in April 1999 to CNNFN in exchange for the three-and-a-half year license agreement with PCQuote.com.

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, RESULTS OF OPERATIONS FOR 2000 COMPARED TO 1999, CONTINUED


The resulting gross margin increased $9.1 million, or 118.8%, to $16.8 million in 2000 from $7.7 million in 1999. As a percentage of revenue, gross margin increased to 36.1% in 2000 from 23.1% in 1999. The expansion in percentage gross margin is attributable to internal cost efficiencies implemented in 1999, coupled with an increased sales focus in 2000 on higher margin datafeed services.

Direct costs associated with HyperFeed services decreased $0.4 million, or 2.8%, to $12.3 million in 2000 from $12.7 million in 1999. Increases in amortization of software development costs were offset by cost-savings related to leased equipment in customer service and support and lower costs of datafeed operations principally due to the termination of a lease for satellite transmission space in the third quarter of 1999. Amortization of software development costs increased to $1.5 million in 2000 from $1.4 million in 1999. The resulting gross margin on HyperFeed services increased 106.0%, to $10.4 million in 2000 from $5.0 million in 1999. HyperFeed services gross margin as a percentage of HyperFeed services revenue increased to 45.7% in 2000 from 28.4% in 1999.

Direct costs associated with PCQuote.com services increased $4.6 million, or 35.9%, to $17.4 million in 2000 from $12.8 million in 1999. Increases in license and exchange fees, directly attributable to the increase in revenue, were the principal components of the increase in direct costs. Amortization of previously capitalized software development costs decreased to $0.9 million in 2000 from $1.1 in 1999. The gross margin on PCQuote.com services increased $3.8 million, or 143.5%, to $6.4 million in 2000 from $2.6 million in 1999. PCQuote.com services gross margin as a percentage of PCQuote.com services revenue increased to 26.9% in 2000 from 17.0% in 1999.

Total operating expenses decreased $2.1 million, or 12.5%, to $14.9 million in 2000 from $17.0 million in 1999. The two primary factors that contributed to the decrease were (1) the $1.4 million one-time charge in 1999 for the early termination of our old satellite distribution contract, which had the potential to run through August 2006 at a cost of $56,000 per month; and (2) the $1.8 million charge in 1999 for costs related to the PCQuote.com initial public offering that we decided not to pursue due to market conditions.

Growth related increases were experienced in sales costs, product and market development costs, and depreciation and amortization, while general and administrative expenses declined slightly.

Sales costs increased 6.7%, to $3.9 million in 2000 from $3.7 million in 1999. The increase in sales costs was directly attributable to the growth in revenue.

General and administrative expenses decreased $0.4 million, or 7.4%, to $4.9 million in 2000 from $5.3 million in 1999. The decrease was principally due to a reduction in the bad debt expense.

Product and market development costs increased $0.8 million, or 20.8%, to $4.4 million in 2000 from $3.6 million in 1999. The increase was due to an expansion of our development and marketing efforts for our existing and new services and markets.

Depreciation and amortization increased 34.8% to $1.7 million in 2000 from $1.2 million in 1999. The increase is the result of communications and computer equipment purchases for increased growth and new service offerings.

Interest expense increased to $0.2 million in 2000 from $0.1 million in 1999. Interest expense in 2000 consists of interest on our bank term loan and interest on PCQuote.com's $2.0 million borrowing from Motorola, Inc. in September 1999.

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


RESULTS OF OPERATIONS FOR 1999 COMPARED TO 1998

Total revenue increased $10.1 million, or 43.8%, to $33.1 million in 1999 from $23.0 million in 1998. Our HyperFeed services and PCQuote.com services both posted increases in 1999 over 1998. HyperFeed service revenue increased $4.6 million, or 35.0%, to $17.7 million in 1999 from $13.1 million in 1998. Revenue growth was experienced in license fees for our HyperFeed datafeed and fees for combined analytics and HyperFeed services. Revenue from PCQuote.com services increased $5.5 million, or 55.3%, to $15.4 million in 1999 from $9.9 million in 1998. The number of subscribers to our PCQuote.com analytical services grew to 9,800 at the end of 1999 from 6,300 at the end of 1998.

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

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, RESULTS OF OPERATIONS FOR 1999 COMPARED TO 1998, CONTINUED


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

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents increased $1.1 million to $2.5 million at the end of 2000 from the end of 1999. Expenditures for property and equipment were $2.1 million in 2000, an increase of $0.5 million over 1999. We spent approximately $0.4 million to build out new office facilities at our expanded Aurora, Illinois location. Other expenditures were for equipment to support the growth in our business, as well as to improve our communications, processing and distribution networks and infrastructure. Capitalized software costs of $1.3 million were $0.1 million, or 4.7%, higher for the year ended December 31, 2000, compared to the prior year, principally due to the development of new applications and services to be introduced in 2001. There were no new direct borrowings during 2000, and we repaid $0.3 million of the principal balance on our bank term loan and $0.8 million on our note payable to Motorola, Inc. We received approximately $0.4 million in net proceeds from the sale of shares of common stock to employees pursuant to our Employee Stock Purchase Plan and the sale of shares of common stock to employees who exercised options previously granted to them under our 1999 Combined Incentive and Non-Statutory Stock Option Plan.

Total revenue increased $13.3 million, or 40.2%, to $46.4 million in 2000 versus $33.1 million for the 1999 period, while direct costs of services increased 16.6% to $29.7 million versus $25.5 million in 1999. The resulting gross margin increased 118.8% to $16.8 million in 2000 from $7.7 million in 1999. As a percentage of revenue, the gross margin was 36.1% in 2000 as compared to 23.1% in 1999. Given anticipated increases in the number of investors trading online and the expected demand for financial market data, we expect continued growth in revenue, gross margin and net income.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to a positive $7.7 million in 2000 from a $4.5 million EBITDA deficit in 1999. Reducing EBITDA by capitalized software development costs and equipment purchases resulted in positive cash flows, before working capital and financing activities, of $4.3 million in 2000 as compared to a deficit of $7.2 million in 1999. We believe our existing capital resources, cash generated from continuing operations, and our ability to access external capital, if necessary, are sufficient for working capital purposes.

As we have previously reported, we have explored multiple alternatives that may be available for the purpose of enhancing stockholder value, including a merger, a spin-off or sale of part of our business, a strategic relationship or joint venture with another technology or financial services firm and equity financing. We continue to explore opportunities to enhance stockholder value.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

At December 31, 2000, we had federal income tax net operating loss carryforwards of approximately $28,175,000 for federal income tax purposes and approximately $26,519,000 for the alternative minimum tax. The net operating loss carryforwards will expire, if not previously utilized, as follows: 2001: $1,539,000; 2002: $560,000; 2003: $79,000; 2004: $576,000;
2005: $1,557,000; 2006: $301,000 and thereafter $23,563,000. (See Note 6 of the Notes to Consolidated Financial Statements.)

PART II - ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a bank term loan that has an interest rate equal to the bank's prime rate. PCQuote.com has a promissory note that has an interest rate equal to the prime rate announced in the Wall Street Journal. We are exposed to market risk as the prime rate is subject to fluctuations in the market. We do not believe the market risk is material to our financial statements. At December 31, 2000, we had excess cash invested in a money market account. We do not expect any material loss, if at all, on this investment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, the information called for by this Item is incorporated herein by reference to the "Table of Contents" that appears elsewhere in this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants that would require disclosure in this Report.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information about HyperFeed directors and executive officers will be included in our proxy statement for our 2001 annual meeting of stockholders. This information is incorporated by reference to that proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION

Information about HyperFeed executive compensation will be included in our proxy statement for our 2001 annual meeting of stockholders. This information is incorporated by reference to that proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information about security ownership of certain beneficial owners and management will be included in our proxy statement for our 2001 annual meeting of stockholders. This information is incorporated by reference to that proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and related transactions will be included in our proxy statement for our 2001 annual meeting of stockholders. This information is incorporated by reference to that proxy statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements

Our consolidated financial statements are included in Item 8 of this report.

         2.  Financial Statement Schedule

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

     3(e)     Certificate of Amendment, dated as of June 18, 1999, to Company's
              Certificate of Incorporation, incorporated by reference to Exhibit
              3(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     4(at)    Form of Stock and Warrant Purchase Agreement between HyperFeed
              Technologies, Inc. and Howard Todd Horberg dated November 22,
              1999, incorporated by reference to Exhibit 4(at) of the Company's
              Annual Report on Form 10-K for the year ended December 31, 1999.

PART IV - ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K, CONTINUED

     4(au)    Form of Stock and Warrant Purchase Agreement between HyperFeed
              Technologies, Inc. and David Horberg dated November 22, 1999, incorporated by reference to Exhibit 4(au) of the Company's Annual
              Report on Form 10-K for the year ended December 31, 1999.

     4(av)    Form of Common Stock Purchase Warrant for 125,000 shares issued to
              Howard Todd Horberg, incorporated by reference to Exhibit 4(av) of the Company's Annual Report on Form 10-K for the year ended
              December 31, 1999.

     4(aw)    Form of Common Stock Purchase Warrant for 10,000 shares issued to
              David Horberg, incorporated by reference to Exhibit 4(aw) of the Company's Annual Report on Form 10-K for the year ended December
              31, 1999.

     4(ax)    Form of Common Stock Purchase Warrant for 30,000 shares issued to
              Wildman, Harrold, Allen & Dixon, incorporated by reference to
              Exhibit 4(ax) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     10(u)    PC Quote, Inc. 1999 Combined Incentive and Non-Statutory Stock
              Option Plan, incorporated by reference to Exhibit 10(u) of the Company's Annual Report on Form 10-K for the year ended December
              31, 1999.

     21 Subsidiaries of Registrant: PCQuote.com, Inc., incorporated in the State of Delaware.

     23       Consent of KPMG LLP.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.


By: /s/ JIM R. PORTER
    ---------------------------
    Jim R. Porter, Chairman of the Board and
    Chief Executive Officer
    March 16, 2001


By: /s/ JOHN E. JUSKA
    ---------------------------
    John E. Juska, Chief Financial Officer and
    Principal Accounting Officer
    March 16, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIM R. PORTER
---------------------------
Jim R. Porter, Chairman of the Board and
Chief Executive Officer
March 16, 2001

/s/ JOHN L. BORLING
---------------------------
John L. Borling, Director
March 16, 2001

/s/ JOHN R. HART
---------------------------
John R. Hart, Director
March 16, 2001

/s/ CHARLES HENRY
---------------------------
Charles Henry, Director
March 16, 2001

/s/ RONALD LANGLEY
---------------------------
Ronald Langley, Director
March 16, 2001

/s/ LOUIS J. MORGAN
---------------------------
Louis J. Morgan, Director
March 16, 2001

/s/ KENNETH J. SLEPICKA
---------------------------
Kenneth J. Slepicka, Director
March 16, 2001

                                TABLE OF CONTENTS

----------------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT                                                    F-1
----------------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated balance sheets                                                  F-2-3

   Consolidated statements of operations                                        F-4

   Consolidated statements of stockholders' equity                              F-5

   Consolidated statements of cash flows                                        F-6-7

   Notes to consolidated financial statements                                   F-8-23

   Independent Auditors' Report on Schedule II                                  F-24

   Supplemental Schedule II                                                     F-25
----------------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT




The Board of Directors
HyperFeed Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Chicago, Illinois
March 5, 2001

HYPERFEED TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

ASSETS                                                                2000                  1999
                                                                      ----                  ----

Current Assets
  Cash and cash equivalents                                          $ 2,522,593      $ 1,452,186
  Restricted cash equivalents                                            200,000         ---
  Accounts receivable, less allowance for doubtful
    accounts of: 2000: $89,724; 1999: $442,276                         2,848,983        2,652,350
  Prepaid license fees, current                                        1,680,000        1,680,000
  Prepaid expenses and other current assets                              235,512          244,477
                                                                     -----------      -----------


TOTAL CURRENT ASSETS                                                   7,487,088        6,029,013
                                                                     -----------      -----------

Property and Equipment
  Satellite receiving equipment                                          282,474          436,759
  Computer equipment                                                   4,520,991        4,323,921
  Communication equipment                                              1,243,584        1,173,595
  Furniture and fixtures                                                 194,818          263,941
  Leasehold improvements                                                 831,348          402,692
                                                                     -----------      -----------
                                                                       7,073,215        6,600,908
Less: accumulated depreciation and amortization                        4,247,134        4,189,766
                                                                     -----------      -----------
                                                                       2,826,081        2,411,142
                                                                     -----------      -----------
Prepaid license fees, net of accumulated
  amortization of: 2000: $2,870,000; 1999: $1,190,000                  1,330,000        3,010,000
                                                                     -----------      -----------

Software development costs, net of accumulated
  amortization of: 2000: $7,795,215; 1999: $6,890,526                  2,602,283        3,775,491
                                                                     -----------      -----------

Deposits and other assets                                                 80,808           69,538
                                                                     -----------      -----------

TOTAL ASSETS                                                         $14,326,260      $15,295,184
                                                                     ===========      ===========

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.

DECEMBER 31, 2000 AND 1999

LIABILITIES AND STOCKHOLDERS' EQUITY                                           2000            1999
                                                                               ----            ----
Current Liabilities
   Notes payable                                                            $1,199,634      $1,050,000
   Accrued satellite termination fees                                          399,000         558,000
   Accounts payable                                                          1,744,102       1,709,322
   Accrued expenses                                                            759,818       2,319,150
   Accrued compensation                                                        269,736         461,498
   Income taxes payable                                                         35,000           5,000
   Unearned revenue                                                          2,559,252       2,304,070
                                                                          ------------    ------------

TOTAL CURRENT LIABILITIES                                                    6,966,542       8,407,040
                                                                          ------------    ------------

Notes payable, less current portion                                            250,000       1,449,634
Accrued satellite termination fees, less current portion                       225,000         624,000
Unearned revenue, less current portion                                          82,090          78,315
Accrued expenses, less current portion                                         108,264         134,693
Minority interest                                                                1,829           3,869
                                                                          ------------    ------------

TOTAL NONCURRENT LIABILITIES                                                   667,183       2,290,511
                                                                          ------------    ------------

TOTAL LIABILITIES                                                            7,633,725      10,697,551
                                                                          ------------    ------------

Stockholders' Equity
Preferred stock, $.001 par value; authorized 5,000,000 shares; issued and outstanding:
     Series A 5% convertible: 19,075 shares at December 31, 2000
     and  December 31, 1999                                                         19              19
     Series B 5% convertible: 28,791 shares at December 31, 2000
     and  December 31, 1999                                                         29              29
Common stock, $.001 par value; authorized 50,000,000 shares;
   issued and outstanding: 15,756,310 shares at December 31, 2000
   and 15,592,690 shares at December 31, 1999                                   15,756          15,593
Additional paid-in capital - Series A 5% convertible preferred stock         3,086,013       3,086,013
Additional paid-in capital - Series B 5% convertible preferred stock         4,664,891       4,664,891
Additional paid-in capital - common stock                                   25,555,214      25,183,631
Additional paid-in capital - convertible subordinated
    debenture and warrants                                                   8,630,491       8,630,491
Accumulated deficit                                                        (35,259,878)    (36,983,034)
                                                                          ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                                                   6,692,535       4,597,633
                                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 14,326,260   $ 15,295,184
                                                                           ============   ============

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

---------------------------------------------------------------------------------------------------------------
                                                                 2000             1999              1998
---------------------------------------------------------------------------------------------------------------
REVENUE
   HyperFeed services                                        $   22,713,264   $   17,733,813    $  13,133,422
   PCQuote.com services                                          23,733,623       15,394,246        9,912,111
                                                             --------------   --------------   --------------

TOTAL REVENUE                                                    46,446,887       33,128,059       23,045,533
                                                             --------------   --------------   --------------
DIRECT COST OF SERVICES
   HyperFeed services                                            12,337,640       12,697,106       10,456,647
   PCQuote.com services                                          17,356,548       12,774,875        6,542,787
                                                             --------------   --------------   --------------

TOTAL DIRECT COST OF SERVICES                                    29,694,188       25,471,981       16,999,434
                                                             --------------   --------------   --------------

GROSS MARGIN                                                     16,752,699        7,656,078        6,046,099
                                                             --------------   --------------   --------------
OPERATING EXPENSES
   Sales                                                          3,924,601        3,676,887        3,848,798
   General and administrative                                     4,868,007        5,257,617        3,310,843
   Product and market development                                 4,398,116        3,640,457        2,354,761
   Depreciation and amortization                                  1,686,124        1,251,048        1,231,123
   Satellite and offering termination expense                      ---             3,182,222         ---
                                                             --------------   --------------   --------------
TOTAL OPERATING EXPENSES                                         14,876,848       17,008,231       10,745,525
                                                             --------------   --------------   --------------

INCOME (LOSS) FROM OPERATIONS                                     1,875,851       (9,352,153)      (4,699,426)
                                                             --------------   --------------   --------------
OTHER INCOME (EXPENSE)
   Interest income                                                   77,875           50,062           19,279
   Interest expense                                                (197,610)        (120,751)      (1,765,448)
   Loss on sale of minority interest                               ---               (88,386)        ---
                                                             --------------   --------------   --------------

NET OTHER EXPENSE                                                  (119,735)        (159,075)      (1,746,169)
                                                             --------------   --------------   --------------
INCOME (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTEREST                                           1,756,116       (9,511,228)      (6,445,595)
INCOME TAXES                                                         35,000            5,000            3,613
                                                             --------------   --------------   --------------

INCOME (LOSS) BEFORE MINORITY INTEREST                            1,721,116       (9,516,228)      (6,449,208)
Minority interest                                                     2,040           84,530         ---
                                                             --------------   --------------   --------------

NET INCOME (LOSS)                                                 1,723,156       (9,431,698)      (6,449,208)
Preferred dividends                                                ---              ---             1,018,938
                                                              -------------    -------------    -------------
NET INCOME (LOSS) AVAILABLE FOR
  COMMON STOCKHOLDERS                                          $  1,723,156     ($ 9,431,698)    ($ 7,468,146)
                                                               ============     ============     ============

Basic net income (loss) per share                                     $0.11           ($0.63)          ($0.57)
Diluted net income (loss) per share                                   $0.08           ($0.63)          ($0.57)

Basic weighted-average common shares outstanding                 15,655,643       14,878,160       13,001,058
Diluted weighted-average common shares outstanding               21,240,018       14,878,160       13,001,058
---------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                Series A      Series B      Series A      Series B
                                   5%            5%            5%            5%
                              Convertible   Convertible   Convertible   Convertible
                               Preferred     Preferred     Preferred     Preferred     Common      Common
                                 Stock         Stock         Stock         Stock        Stock       Stock
                                Shares        Shares        Amount        Amount       Shares      Amount
                              -----------   -----------   -----------   -----------  ----------   --------
Balance at December 31, 1997     ---           ---          $ ---         $ ---      12,436,800   $ 12,437
Net loss                         ---           ---            ---           ---         ---        ---
Issuance of preferred stock       19,075        28,791            19            29      ---        ---
Issuance of common stock         ---           ---            ---           ---       4,735,332      4,735
Purchase and retirement of
  common stock                   ---           ---            ---           ---      (2,988,949)    (2,989)
Value assigned to
  beneficial conversion
  feature of convertible
  preferred stock                ---           ---            ---           ---         ---        ---
Value assigned to employee
  stock options issued           ---           ---            ---           ---         ---        ---
Balance at December 31, 1998      19,075        28,791            19            29   14,183,183     14,183
Net loss                         ---           ---            ---           ---         ---        ---
Issuance of common stock         ---           ---            ---           ---       1,409,507      1,410
Value assigned to
  PCQuote.com, Inc. warrant
  issued                         ---           ---            ---           ---         ---        ---
Balance at December 31, 1999      19,075        28,791           19             29   15,592,690     15,593
Net income                       ---           ---            ---           ---         ---        ---
Issuance of common stock         ---           ---            ---           ---         163,620        163
Balance at December 31, 2000      19,075        28,791      $    19       $     29   15,756,310   $ 15,756



                               Additional    Additional                  Additional
                                Paid-In       Paid-In                     Paid-In
                                Capital       Capital     Additional      Capital
                               Series A      Series B       Paid-In     Convertible
                              Convertible   Convertible     Capital      Debenture      Accumulated
                               Preferred     Preferred      Common      and Warrants      Deficit        Total
                              -----------   -----------   -----------   ------------   ------------    -----------
Balance at December 31, 1997  $  ---        $  ---        $17,386,591   $ 2,750,491    ($20,083,190)   $    66,329
Net loss                         ---           ---            ---           ---          (6,449,208)    (6,449,208)
Issuance of preferred stock    2,966,794     3,765,172        ---           ---             ---          6,732,014
Issuance of common stock         ---           ---          5,432,571       ---             ---          5,437,306
Purchase and retirement of
  common stock                   ---           ---         (2,985,960)      ---             ---         (2,988,949)
Value assigned to
  beneficial conversion
  feature of convertible
  preferred stock                119,219       899,719        ---           ---          (1,018,938)       ---
Value assigned to employee
  stock options issued           ---           ---            117,779       ---             ---            117,779
Balance at December 31, 1998   3,086,013     4,664,891     19,950,981     2,750,491     (27,551,336)     2,915,271
Net loss                         ---           ---            ---           ---          (9,431,698)    (9,431,698)
Issuance of common stock         ---           ---          5,232,650       ---             ---          5,234,060
Value assigned to
  PCQuote.com, Inc. warrant
  issued                         ---           ---            ---         5,880,000         ---          5,880,000
Balance at December 31, 1999   3,086,013     4,664,891     25,183,631     8,630,491     (36,983,034)     4,597,633
Net income                       ---           ---            ---           ---           1,723,156      1,723,156
Issuance of common stock         ---           ---            371,583       ---             ---            371,746
Balance at December 31, 2000  $3,086,013    $4,664,891    $25,555,214   $ 8,630,491    ($35,259,878)   $ 6,692,535

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                        2000           1999          1998
Cash Flows From Operating Activities:
  Net income (loss)                                                   $1,723,156    ($9,431,698)  ($6,449,208)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization of property and equipment              1,686,122      1,251,048     1,231,123
  Provision for doubtful accounts                                        180,000        650,000       397,873
  Amortization of software development costs                           2,440,131      2,447,854     1,810,553
  Amortization of value assigned to warrant issued in lieu of
    license fees                                                       1,680,000      1,190,000           ---
  Amortization of deferred discount on convertible
    subordinated debenture                                                   ---            ---     1,096,402
  Interest on converted debt, net of conversion costs                        ---            ---       553,761
  Common stock issued in lieu of cash compensation                           ---         70,204        91,522
  Common stock issued in lieu of cash payments for professional fees         ---        300,000       163,725
  Write-off of capitalized software development costs                        ---            ---       300,401
  Compensation value assigned to employee stock options granted              ---            ---       117,779
  Loss on sale of minority interest                                          ---         88,399           ---
  Minority interest in loss                                               (2,040)       (84,530)          ---
  Changes in assets and liabilities:
    Accounts receivable                                                 (376,633)    (1,812,211)     (452,562)
    Restricted cash equivalents                                         (200,000)           ---           ---
    Prepaid expenses and other current assets                              8,965       (130,466)      (52,030)
    Deposits and other assets                                            (11,270)       145,378        82,387
    Accounts payable                                                      34,780     (2,429,195)    1,304,057
    Accrued expenses                                                  (1,777,523)     2,221,517      (676,930)
    Accrued satellite termination fees                                  (558,000)     1,182,000           ---
    Unearned revenue                                                     258,957        879,425       424,732
    Income taxes payable                                                  30,000          1,839        (2,031)
                                                                     -----------    -----------   -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    5,116,645     (3,460,436)      (58,446)
                                                                     -----------    -----------   -----------
Cash Flows From Investing Activities:
  Purchase of property and equipment                                  (2,101,061)    (1,580,645)     (810,557)
  Software development costs capitalized                              (1,266,923)    (1,210,374)   (1,997,452)
                                                                     -----------    -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                                 (3,367,984)    (2,791,019)   (2,808,009)
                                                                     -----------    -----------   -----------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                                 371,746      4,863,856     5,182,059
  Purchase and retirement of common stock                                    ---            ---    (2,988,949)
  Proceeds from issuance of notes payable                                    ---      3,500,000           ---
  Borrowings under credit facility                                           ---            ---     1,000,000
  Principal payments on notes payable                                 (1,050,000)    (1,800,000)     (300,000)
                                                                     -----------    -----------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (678,254)     6,563,856     2,893,110
                                                                     -----------    -----------   -----------
Net increase in cash and cash equivalents                              1,070,407        312,401        26,655
Cash and cash equivalents:
  Beginning of year                                                    1,452,186      1,139,785     1,113,130
                                                                     -----------    -----------   -----------
  End of year                                                        $ 2,522,593    $ 1,452,186   $ 1,139,785
                                                                     ===========    ===========   ===========

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                           2000             1999            1998
                                                                           ----             ----            ----
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                     $  251,194       $    67,167     $    83,925
   Income taxes paid                                                 $    4,378       $     3,161     $     3,517

Supplemental Disclosures of Noncash Investing and
  Financing Activities:
   Additional paid-in capital - value assigned to PCQuote.com, Inc.
   warrant issued in lieu of license fees                                   ---       $ 5,880,000            ---
--------------------------------------------------------------------------------------------------------------------
   Additional paid-in capital from issuance of
   employee stock options                                                   ---              ---      $   117,779
--------------------------------------------------------------------------------------------------------------------
   Series A preferred stock issued for converted debt                       ---              ---      $        19
--------------------------------------------------------------------------------------------------------------------
   Additional paid-in capital - Series A preferred stock - from conversion of convertible subordinated debenture
   principal, plus accrued interest, net of conversion costs                ---              ---      $ 2,966,794
--------------------------------------------------------------------------------------------------------------------
   Additional paid-in capital - Series A preferred stock - value
   assigned to beneficial conversion feature of preferred stock             ---              ---      $   119,219
--------------------------------------------------------------------------------------------------------------------
   Series B preferred stock issued for converted debt                       ---              ---      $        29
--------------------------------------------------------------------------------------------------------------------
   Additional paid-in capital - Series B preferred stock - from conversion of credit facility borrowings, plus facility fee
   and accrued interest, net of conversion costs                            ---              ---      $ 3,765,172
--------------------------------------------------------------------------------------------------------------------
   Additional paid-in capital - Series B preferred stock - value
   assigned to beneficial conversion feature of preferred stock             ---              ---      $   899,719
--------------------------------------------------------------------------------------------------------------------
   Convertible subordinated debenture principal balance
   converted into Series A convertible preferred stock                      ---              ---     ($ 2,500,000)
--------------------------------------------------------------------------------------------------------------------
   Credit facility borrowings converted into Series B
   convertible preferred stock                                              ---              ---     ($ 3,250,000)
--------------------------------------------------------------------------------------------------------------------
   Common stock issued in lieu of cash compensation                         ---       $    70,204     $    91,522
--------------------------------------------------------------------------------------------------------------------
   Common stock issued in lieu of cash payments for professional fees       ---       $   300,000     $   163,725

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

HyperFeed Technologies, Inc. (the "Company") is a financial markets content and solutions provider servicing the business-to-business and business-to-consumer financial marketplace. We collect financial content directly from stock, options and commodities exchanges and other news and financial information sources. We provide this content with a variety of optional analytics packages to businesses for their internal use and redistribution to their customers over the Internet, virtual private networks, and local or wide area networks.

We use proprietary collection techniques to process financial market activity reported to us directly from equities, options, and futures and options on futures exchanges. We consolidate the information and update in real-time our data warehouse of last sale, bid/ask, time and sales, and historical prices of more than 600,000 securities and derivatives issues. The data warehouse includes information on all North American equities, equity options, major stock indices, Level 1 Nasdaq-quoted stocks, Level 2 Nasdaq market-maker quotes, mutual funds, money market funds, futures contracts and options on futures contracts. We use proprietary extraction routines and compression algorithms to create "HyperFeed", our IP Multicast digital data stream.

We disseminate HyperFeed to our customers over the Internet, as well as by satellite and digital data landlines. HyperFeed populates databases residing on computer servers at our customers' sites that are continuously and instantaneously updated. This is often referred to as "real-time streaming data" within the industry. Software applications on our customers' and their customers' computers access the HyperFeed populated databases to allow the end user to monitor securities activity and financial information on an on-going real-time basis. PCQuote.com, our majority owned subsidiary, maintains multiple servers for customers' real-time access, through Internet connections or through the World Wide Web, to equivalent institutional quality financial data without the requirement of having their own server.

We derive our revenue from license fees charged for access to HyperFeed and from license fees charged for a packaged HyperFeed plus analytical software service. Our services are used primarily for trading analysis and as a price engine for order routing, order matching, order execution, interactive voice response, and alternative trading systems. Our customer base consists primarily of financial market data redistributors: securities broker-dealers, on-line brokerage firms, portfolio managers, other financial institutions, Internet Web sites and financial portals. PCQuote.com services individual and professional investors, in addition to selling advertising space on its Web site, www.pcquote.com.

Significant accounting policies are as follows:

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of HyperFeed Technologies, Inc. (the "Company") and its subsidiary, PCQuote.com, Inc., and have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include all adjustments, including the elimination of all significant intercompany transactions in consolidation, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation on owned assets is provided using the straight-line method over the following estimated useful lives: satellite receiving, computer and communications equipment: 3 to 5 years; furniture, fixtures and leasehold improvements: 5 to 10 years. Leasehold improvements are amortized over the lesser of the estimated useful lives or the terms of the respective leases. The accumulated depreciation and related property and equipment costs are removed from the respective accounts effective in the year following full depreciation.

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

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION: The Company principally derives its revenue from service contracts for the provision of market data only ("HyperFeed license fees"), service contracts for the provision of market data together with analytical software ("Analytics license fees"), and the sale of advertising on its Web site, www.pcquote.com. Revenue from service contracts is recognized ratably over the contract term as the contracted services are rendered. Revenue from the sale of advertising is recognized as the advertising is displayed on the Web site. HyperFeed license fees and Analytics license fees for satellite and landline services are generally billed one month in advance with 30-day payment terms. License fees for Analytics on the Internet are generally paid by credit card within five days prior to the month of service. These and other payments received prior to services being rendered are classified as unearned revenue on the balance sheet. Revenue and the related receivable for advance billings are not reflected in the financial statements. Customers' deposits on service contracts are classified as either current unearned revenue, if the contract expires in one year or less, or non-current unearned revenue, if the contract expiration date is greater than one year.

HyperFeed services primarily consist of the provision of HyperFeed and HyperFeed with analytics to the business-to-business marketplace, while PCQuote.com services primarily consist of analytics service, powered by HyperFeed, to the consumer marketplace. In addition, PCQuote.com sells advertising on its Web site.

The Company adopted the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, on January 1, 1998. SOP 97-2 specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement, (2) delivery, (3) fixed or determinable fee, and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to the Company's software products (including specified upgrades/enhancements) is recognized upon delivery of the products. Revenue allocated to post contract customer support is recognized ratably over the term of the support and revenue allocated to service elements (such as training) is recognized as the services are performed.

COMPUTATION OF NET INCOME (LOSS) PER SHARE: The Company adopted SFAS No. 128, "Earnings Per Share," which established new methods for computing and presenting earnings per share ("EPS") and replaced the presentation of primary and fully-diluted EPS with basic ("Basic") and diluted EPS. Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share includes the dilutive effect of unexercised common stock equivalents. The Company had equity securities that, if exercised, would have had a dilutive effect on EPS had the Company generated income in all quarterly periods during 2000, 1999, and 1998. The dilutive effect of such securities would have been an additional 2,240,720, 9,118,000 and 225,500 weight-average shares outstanding during the years ended December 31, 2000, 1999, and 1998, respectively. As described in Note 4, CNNFN has the right to convert the value of its interest in PCQuote.com into an equivalent interest in HyperFeed in the form of HyperFeed common stock. CNNFN had not exercised its right as of December 31, 2000. For the year ended December 31, 2000, weighted-average equity securities totaling 1,941,501 were excluded from the calculations as their effect was anti-dilutive due to such securities having exercise prices in excess of the weighted-average fair value of the Company's common stock during the quarterly periods.

RECLASSIFICATIONS: Certain amounts in the consolidated financial statements have been reclassified to conform to the 2000 presentation.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  NOTES PAYABLE

The Company has a $1,500,000 term loan with a bank, payable in monthly installments of $25,000 plus interest at prime (9.5% at December 31, 2000). The loan is collateralized by substantially all assets of the Company. At December 31, 2000, the outstanding balance was $199,634.

On September 3, 1999, our subsidiary, PCQuote.com, Inc., borrowed $2.0 million from Motorola, Inc. The promissory note bears interest at the prime rate from time to time as announced in the Wall Street Journal (9.5% on December 31, 2000). Payments are due in eight equal installments on a quarterly basis commencing June 30, 2000 through March 31, 2002, subject to early repayment upon the closing of an initial public offering of PCQuote.com's common stock. At December 31, 2000, the outstanding principal balance was $1.3 million.

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

On May 5, 1997, the Company and PICO entered into a Loan and Security Agreement (the "Loan Agreement"), under which PICO agreed to make a secured loan to the Company in an aggregate principal amount of up to $1.0 million at a fixed rate equal to 14% per annum. PICO was also entitled to be paid a "facility fee" of $40,000 on the maturity date of the loan contemplated by the Loan Agreement. The principal amount was subsequently increased to $2.0 million in August 1997, $2.25 million in September 1997, and $3.25 million in July 1998. Also on May 5, 1997, in consideration of the loan by PICO to the Company, the Company issued a Common Stock Purchase Warrant (the "Warrant") to PICO entitling PICO to purchase a minimum of 640,000 shares of the Company's common stock at a price per share (the "Warrant Price") equal to the lesser of (a) the mean of the closing bid price per share for the 20 trading days preceding exercise of the Warrant or (b) $1.5625 per share (the market value of the Company's common stock on the date the Warrant was issued).

On May 19, 1998, PICO exercised a portion of one of their warrants, issued in consideration of the Loan Agreement financings, and purchased 320,000 shares of common stock of the Company for $500,000.

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

No dividends shall be declared on any other series or class or classes of stock unless there shall be or have been declared on all shares of Preferred Stock then outstanding the dividends for all quarter-yearly periods coinciding with or ending before such quarter-yearly period. Dividends shall be cumulative. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment which is in arrears. If in any quarter-yearly dividend period, dividends in the annual amount have not been declared and paid or set apart for payment for such quarter-yearly dividend period and all preceding such periods from the first day from which dividends are cumulative, then, until the aggregate deficiency is declared and fully paid or set apart for payment, the Company shall not (i) declare or pay or set apart for payment any dividends or make any other distribution on any other capital stock or securities having an equity interest in the Company ranking junior to or on a parity with the Preferred Stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Company (the "Secondary Stock") (other than dividends or distributions paid in shares of, or options, warrants or rights to subscribe for or purchase Secondary Stock) or (ii) make any payment on account of the purchase, redemption, other retirement or acquisition of any Secondary Stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Company. The accumulated preferred dividend was approximately $689,000 at December 31, 2000.

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

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Subject to the terms and conditions of the Securities Agreement, the Company and PICO, as the holder of three Common Stock Purchase Warrants, previously issued in consideration of the Loan Agreement financings, to purchase an aggregate of 949,032 shares of common stock of the Company (the "Existing Warrants"), each of which was to expire on April 30, 2000, entered into Amendments of the Existing Warrants to extend the term of the Existing Warrants until April 30, 2005.

In October 1997, Imprimis Investors LLC and Wexford Spectrum Investors LLC (collectively, the "Wexford Affiliates") purchased 5,000,000 shares of common stock and warrants to purchase 500,000 shares of common stock at an exercise price of $2.00 per share, exercisable at any time prior to October 15, 2002 (the "Initial Warrants"), in exchange for $5.0 million.

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


NOTE 4. FINANCING AND EQUITY TRANSACTIONS (CONTINUED)

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

On April 12, 1999, PCQuote.com, Inc. entered into a 3 1/2 year agreement with CNNfn. Under the limited exclusive licensing agreement, CNNfn granted PCQuote.com a license to display on PCQuote.com's Web sites certain headlines from CNNfn original stories published on the CNNfn Web site at www.cnnfn.com. In connection with the agreement, PCQuote.com issued to CNNfn a warrant to acquire 515,790 shares (after giving effect to the 9,800-for-one stock split approved by PCQuote.com's Board of Directors) of common stock, representing a five percent interest in the common stock of PCQuote.com outstanding prior to its planned initial public offering. On June 9, 1999, PCQuote.com filed a registration statement with the Securities and Exchange Commission relating to a planned initial public offering of 7,750,000 shares of its common stock. The Company estimated that the warrant had a fair value of $5.88 million. The fair value was recorded as additional paid-in capital and current and non-current prepaid license fees, which will be amortized over the term of the agreement. The warrant vests 25% upon execution of the agreement with an additional 25% vested on each of the three succeeding anniversary dates after execution, and has an aggregate exercise price of $.52. Since PCQuote.com did not complete an initial public offering by October 12, 2000, CNNfn has the right, which it did not exercise as of December 31, 2000, to convert the then value of its interest in PCQuote.com into an equivalent interest in HyperFeed in the form of HyperFeed common stock.

On April 29, 1999, CNNfn exercised its then vested portion of its warrant and acquired 128,948 shares of PCQuote.com common stock. The minority interest owned by CNNfn has been included in the accompanying consolidated financial statements.

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


NOTE 4. FINANCING AND EQUITY TRANSACTIONS (CONTINUED)

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

As a result of the foregoing, in connection with the Company's financing, equity, and related party transactions, the Company has the following warrants (excluding the CNNFN warrant discussed above) for purchase of shares of common stock, issued and outstanding at December 31, 2000:


            Number                                                                    Remaining Life in Years
              of                         Expiration                 Exercise                      at
            Shares                          Date                      Price                December 31, 2000
            ------                          ----                      -----                -----------------
             320,000                     04/30/2005                    (1)                       4.33
             500,000                     04/30/2005                    (2)                       4.33
             129,032                     04/30/2005                    (3)                       4.33
           3,106,163                     04/30/2005                   $1.575                     4.33
             165,000                     11/30/2001                   $7.50                      0.92

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

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  EMPLOYEE STOCK OPTIONS

The Company has an Employees' Combined Incentive and Non-Statutory Stock Option Plan (the "Plan"). The Plan provides that at all times optional shares outstanding plus shares available for grant equal 5,000,000 shares. Generally, these options may be granted to key employees of the Company at a purchase price equal to the fair value of the Company's common stock at date of grant and are generally exercisable for a period of up to five years from the date of grant.

Other information with respect to the Plan is as follows:


---------------------------------------------------------------------------------
                                         Number                Weighted-
                                           of            Average Exercise Price
                                         Shares                Per Share
                                    ----------------     ----------------------
---------------------------------------------------------------------------------
Balance, December 31, 1997                773,865                2.16
Granted                                 1,192,200                1.52
Exercised                                 (95,015)              (1.19)
Canceled                                  (76,751)              (2.39)
                                    ----------------

Balance, December 31, 1998              1,794,299                1.78
Granted                                 1,277,340                5.89
Exercised                                (210,514)              (1.36)
Canceled                                  (10,669)              (4.66)
                                    ----------------

Balance, December 31, 1999              2,850,456                3.64
Granted                                 1,425,168                6.01
Exercised                                 (27,848)              (1.32)
Canceled                                 (142,935)              (5.85)
                                    ----------------

Balance, December 31, 2000              4,104,841                4.40
                                    ================
-------------------------------------------------------------------------------


                                                               Shares
                                         Exercisable         Available
                                            Shares           For Grant
                                       ----------------   ------------------
December 31, 2000                         1,940,135          859,159
December 31, 1999                         1,445,772        1,149,544
December 31, 1998                         1,457,466          205,701

Options granted under the Plan generally become exercisable at an annual cumulative rate of one-third of the total number of options granted. The exercise price for options outstanding at December 31, 2000 ranged from $0.9375 to $8.875 per share.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  EMPLOYEE STOCK OPTIONS (CONTINUED)

The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma net income per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Had the Company determined compensation cost based on the fair value at the grant date for its stock-based compensation plans under SFAS No. 123, the Company's net loss and net loss per share would have been for the years ended December 31, 2000, 1999 and 1998 the pro forma amounts indicated below:


                                                   Basic      Diluted
                                                   Income      Income                      Basic and                     Basic and
                                     2000          (Loss)      (Loss)         1999        Diluted Loss       1998       Diluted Loss
                                     ----        Per Share   Per Share        ----         Per Share         ----        Per Share
                                                 ---------   ---------                     ---------                     ---------
Net income (loss) available
for common stockholders           $1,753,156       $0.11       $0.08      ($9,431,698)      ($0.63)      ($7,468,146)     ($0.57)

Compensation expense related
to stock options granted          (3,844,283)                              (1,504,536)                    (1,254,336)
                                 -------------                           --------------                  -------------

Pro forma net loss available
for common stockholders          ($2,091,127)     ($0.13)     ($0.13)    ($10,936,234)      ($0.73)      ($8,722,482)     ($0.67)
                                 ============     =======     =======    =============      =======      ============     =======

The fair value of each grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                           2000                         1999                         1998
                                           ----                         ----                         ----
Expected life                           5.00 years                   5.00 years                   7.18 years
Dividend rate                               0%                           0%                           0%
Risk-free interest rate                    6.70%                        5.45%                        5.16%
Volatility factors                         125%                         117%                         134%

The weighted-average exercise price and weighted-average fair value of options granted during 2000, 1999 and 1998 where the market price equals, exceeds or is less than the exercise price at the time of grant is as follows:

----------------------------------------------------------------------------------------------------------------------
                                                      Stock Price        Exercise Price

----------------------------------------------------------------------------------------------------------------------
                                     2000                            1999                           1998
----------------------------------------------------------------------------------------------------------------------
                                               Is Less                        Is Less                        Is Less
                          Equals    Exceeds     Than     Equals    Exceeds     Than      Equals    Exceeds     Than
                          ------    -------     ----     ------    -------     ----      ------    -------     ----
Exercise price            $5.99       ---       $6.07    $5.89       ---        ---      $1.29      $1.59     $1.75
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Fair value of option      $5.17       ---       $2.47    $4.91       ---        ---      $1.09      $2.01     $1.10
----------------------------------------------------------------------------------------------------------------------

No compensation expense from stock-based compensation awards was recognized in the Statement of Operations for either 2000 or 1999. Compensation expense from stock-based compensation awards recognized in the Statement of Operations for 1998 was $117,779.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  EMPLOYEE STOCK OPTIONS (CONTINUED)

A further summary about options outstanding at December 31, 2000, is as follows:

                                                 Weighted-
                                                  Average
                                                 Remaining
                                                Contractual
                                   Number         Life in                         Number
       Exercise Price           Outstanding        Years                        Exercisable
------------------------------ ------------     -----------                  ----------------
          $ 0.9375                      8,334       2.11                               ---
          $ 1.0000                     17,612       0.17                              17,612
          $ 1.1250                    105,000       2.67                              69,999
          $ 1.3750                    567,902       5.75                             567,902
          $ 1.4375                    240,000       2.30                             234,166
          $ 1.5000                     24,000       2.08                              20,667
          $ 2.0000                    487,901       6.45                             487,901
          $ 2.9375                      3,334       2.38                               1,667
          $ 4.2500                      7,500       4.37                                ---
          $ 5.2500                     92,000       3.63                              37,336
          $ 5.3750                     25,000       0.58                              25,000
          $ 5.7500                     10,000       4.16                                ---
          $ 5.8125                    177,000       3.96                              59,002
          $ 5.9375                    942,340       3.20                             330,116
          $ 6.0000                  1,324,818       4.21                              20,000
          $ 6.3750                     62,100       0.81                              62,100
          $ 8.8750                     10,000       3.72                               6,667
                                    ---------                                      ---------
                                    4,104,841       4.17                           1,940,135
                                    =========                                      =========

NOTE 6.  INCOME TAXES

The deferred tax assets and liabilities consist of the following components as of December 31, 2000 and 1999:

                                                                    2000                         1999
                                                                    ----                         ----
Deferred tax assets:
Unearned revenue                                               $    924,470                   $ 833,835
Receivable allowances                                                31,404                     154,797
Property and equipment                                              331,629                     306,380
Accrued expenses                                                     92,713                      88,418
Other                                                               731,944                   1,033,541
Net operating loss carryforwards                                  9,502,529                  10,467,671
Research and development credit carryforward                        106,000                     106,000
                                                               ------------                 -----------
                                                                 11,720,689                  12,990,642
Valuation allowance                                             (10,779,652)                (11,571,671)
                                                               ------------                 -----------
                                                                    941,037                   1,418,971
Deferred tax liabilities:
Software capitalization                                            (910,737)                ( 1,321,422)
Other                                                               (30,300)                    (97,549)
                                                               ------------                 -----------
                                                                   (941,037)                ( 1,418,971)
                                                               ------------                 -----------

Net current deferred tax asset                                     ---                          ---
                                                               ============                 ===========

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

Income tax expense for the years ended December 31, 2000, 1999, and 1998, consists of the following:

                                          2000                       1999                       1998
                                          ----                       ----                       ----
Current:
Federal                                 $30,000                    $   ---                    $   ---
State and local                           5,000                      5,000                      3,613
Deferred                                    ---                        ---                        ---
                                        -------                    -------                    --------
Total income tax expense                $35,000                    $ 5,000                    $ 3,613
                                        =======                    =======                    =======

Reconciliations of income tax expense computed at the statutory federal income tax rate to the Company's income tax expense for the years ended December 31, 2000, 1999 and 1998, are as follows:

                                                             2000                1999                   1998
                                                             ----                ----                   ----
Statutory rate provision                                $      613,605       ($3,299,344)           ($2,257,223)
Increase (decrease) resulting from:
Nondeductible expenses                                         (14,300)           12,303                393,613
State income taxes (net of Federal benefit)                      3,250             3,250                  2,348
Change in valuation allowance                                 (597,555)        3,116,185              1,701,895
Other                                                           30,000           172,606                162,980
                                                        --------------       -----------            -----------

                                                        $       35,000       $     5,000            $     3,613
                                                        ===============      ===========            ===========

At December 31, 2000, the Company had federal income tax net operating loss carryforwards of approximately $28,175,000 for federal income tax purposes and approximately $26,519,000 for the alternative minimum tax. Approximately $1,058,000 of these net operating losses relates to exercise of incentive employee stock options and will be credited directly to stockholders' equity when realized. The Company also had research and development credits of $106,000 which will expire in years 2010 to 2011 if not previously utilized. The future utilization of these net operating losses and research and development credits will be limited due to changes in Company ownership. The net operating loss carryforwards will expire, if not previously utilized, as follows: 2001:
$1,539,000; 2002: $560,000; 2003: $79,000; 2004: $576,000; 2005: $1,557,000;
2006: $301,000 and thereafter $23,563,000.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Future minimum lease payments for the Company as lessee as of December 31, 2000 are as follows:

                                                                                    Operating
                                                                                      Leases
                                                                                      ------
Years ending December 31:
    2001                                                                          $     370,022
    2002                                                                                311,350
    2003                                                                                249,312
    2004                                                                                239,728
    2005                                                                                 36,261
                                                                                  --------------
   Total minimum lease payments                                                   $   1,206,673
                                                                                  ==============

Rental expense for operating leases was $720,549, $1,806,350 and $3,187,945 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 8.  OTHER COMMITMENTS

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

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has identified two segments within which it operates. The parent Company's services are principally in the business-to-business sector, while its subsidiary, PCQuote.com, Inc., operates in the business-to-consumer marketplace. The Company evaluates performance and allocates resources based on operating profitability and growth potential. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                 2000                       1999                        1998
                                                 ----                       ----                        ----
                                          Amount          %          Amount          %          Amount           %
                                          ------          -          ------          -          ------           -
Sales to unaffiliated customers:
HyperFeed services                     $ 22,713,264      48.9%     $ 17,733,813     53.5%     $ 13,133,422      57.0%
PCQuote.com services                     23,733,623      51.1%       15,394,246     46.5%        9,912,111      43.0%
                                       ------------                ------------               ------------

Total revenue                          $ 46,446,887     100.0%     $ 33,128,059    100.0%     $ 23,045,533     100.0%
                                       ============                ============               ============

Operating income (loss):
HyperFeed services                       $1,895,108       *       ($  2,425,796)    25.9%    ($  3,041,329)     64.7%
PCQuote.com services                        (19,257)      *          (6,931,357)    74.1%       (1,658,097)     35.3%
                                       ------------                ------------               ------------

Total operating income (loss)           $ 1,875,851       *       ($  9,357,153)   100.0%    ($  4,699,426)    100.0%
                                       ============                ============               ============

Identifiable assets:
HyperFeed services                      $ 7,858,460      54.9%     $  7,057,029     46.1%      $ 6,747,277      67.1%
PCQuote.com services                      6,467,800      45.1%        8,238,155     53.9%        3,306,090      32.9%
                                       ------------                ------------               ------------

Total identifiable assets              $ 14,326,260     100.0%     $ 15,295,184    100.0%     $ 10,053,367     100.0%
                                       ============                ============               ============

* not meaningful


NOTE 10.  DEFINED CONTRIBUTION PLAN

In 1993, the Company established a 401(k) retirement savings plan for employees meeting certain eligibility requirements. Under the plan, the Company matches employee contributions at 100% of the first 3% of annual salary contributed by an employee. The Company recorded expenses related to its matching of contributions of $179,041, $58,356 and $49,205 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 11.  EMPLOYEE STOCK PURCHASE PLAN

In 1995, the Company established an employee stock purchase plan. The plan allows employees to have up to 10% of their annual salary withheld to purchase common stock of HyperFeed Technologies, Inc. on the final day of each quarter at 85% of the market price on either the first or last day of the quarter, whichever is lower. The Company has reserved 1,000,000 shares of common stock for issuance pursuant to the terms of the plan. Shares sold to employees totaled 135,772, 79,874 and 288,513 for the years ended December 31, 2000, 1999 and
1998, respectively.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. LITIGATION

The Company was a defendant in the lawsuit GRAHAM R. CLARK V. PC QUOTE INCORPORATED (HYPERFEED) 1999 C 559, High Court of Justice, Queens Bench Division, London, filed on May 10, 1999. The lawsuit claimed breach of a November 18, 1992 Marketing Agreement entered into between the plaintiff and PC Quote (UK) Limited, a former subsidiary of the Company. Mr. Clark claimed approximately $800,000 in damages and sought his attorney's fees and costs. The Company filed a counterclaim for approximately $100,000 in receivables owed by Mr. Clark to the Company. The legal proceedings were satisfactorily resolved by settlement in October 2000.

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

NOTE 14. RESEARCH AND DEVELOPMENT

During the fiscal years ended December 31, 2000, 1999 and 1998, the Company expensed $1,794,228, $1,070,346 and $634,884, respectively, for research and development. These expenses are included in product and market development costs in the statements of operations.

NOTE 15. MAJOR CUSTOMERS

The Company's largest customer accounted for approximately 21% of the Company's consolidated revenue in 2000. No other customer accounted for 10% or more of the consolidated revenue in 2000, 1999, or 1998.

HYPERFEED TECHNOLOGIES, INC.

SUPPLEMENTAL SCHEDULE II OF CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE II


The Board of Directors
HyperFeed Technologies, Inc.:


Under date of March 5, 2001, we reported on the consolidated balance sheets of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
March 5, 2001

HYPERFEED TECHNOLOGIES, INC.

SUPPLEMENTAL SCHEDULE II TO THE CONSOLIDATED FINANCIAL STATEMENTS


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Years Ended December 31, 2000, 1999 and 1998


------------------------------ ---------------- ----------------- ---------------- -----------------
                                 Balance at                        Write-offs of
------------------------------ ---------------- ----------------- ---------------- -----------------
                                Beginning of       Charged to      Uncollectible      Balance at
------------------------------ ---------------- ----------------- ---------------- -----------------
Description                         Year           Operations        Accounts        End of Year
------------------------------ ---------------- ----------------- ---------------- -----------------
------------------------------ ---------------- ----------------- ---------------- -----------------
Allowance for doubtful
------------------------------ ---------------- ----------------- ---------------- -----------------
accounts
------------------------------ ---------------- ----------------- ---------------- -----------------
            2000                  $ 442,276        $ 180,000        ($ 532,552)        $ 89,724
------------------------------ ---------------- ----------------- ---------------- -----------------
            1999                  $ 443,037        $ 650,000        ($ 650,761)       $ 442,276
------------------------------ ---------------- ----------------- ---------------- -----------------
            1998                  $ 346,000        $ 397,873        ($ 300,836)       $ 443,037
------------------------------ ---------------- ----------------- ---------------- -----------------

See accompanying Independent Auditors' Report on Supplemental Schedule II.