Form 10-Q
period 2001-03-31
HYPERFEED TECHNOLOGIES INC
filed 2001-05-07
CIK 745774

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001
Or
☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from
-------------to--------------

Commission file number 0-13093
I.R.S. Employer Identification Number 36-3131704

HYPERFEED TECHNOLOGIES, INC.
(a Delaware Corporation)

300 S. Wacker, Suite 300
Chicago, Illinois 60606
Telephone (312) 913-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,808,817 shares of the registrant's common stock ($.001 par value) were outstanding as of April 30, 2001.

HYPERFEED TECHNOLOGIES, INC.

ASSETS	March 31, 2001 (Unaudited)	December 31, 2000 (Audited)
Current Assets
Cash and cash equivalents	$3,272,969	$2,522,593
Restricted cash equivalents	200,000	200,000
Accounts receivable, less allowance for doubtful accounts of: 2001: $85,664; 2000: $89,724	2,157,849	2,848,983
Prepaid license fees, current	1,680,000	1,680,000
Prepaid expenses and other current assets	1,095,800	235,512

TOTAL CURRENT ASSETS	8,406,618	7,487,088

Property and equipment
Satellite receiving equipment	89,417	282,474
Computer equipment	2,786,383	4,520,991
Communication equipment	1,521,249	1,243,584
Furniture and fixtures	235,106	194,818
Leasehold improvements	809,691	831,348

	5,441,846	7,073,215
Less: Accumulated depreciation and amortization	2,234,088	4,247,134

	3,207,758	2,826,081

Prepaid license fees, net of accumulated amortization of: 2001: $3,290,000; 2000: $2,870,000	910,000	1,330,000

Software development costs, net of accumulated amortization of: 2001: $5,580,869; 2000: $7,795,215	2,528,995	2,602,283

Deposits and other assets	124,538	80,808

TOTAL ASSETS	$15,177,909	$14,326,260

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2001 (Unaudited)	December 31, 2000 (Audited)

Current Liabilities
Notes payable	$1,124,634	$1,199,634
Accrued satellite termination fees	366,000	399,000
Accounts payable	2,377,789	1,744,102
Accrued expenses	570,398	759,818
Accrued compensation	294,778	269,736
Income taxes payable	60,000	35,000
Unearned revenue	2,677,011	2,559,252

TOTAL CURRENT LIABILITIES	7,470,610	6,966,542

Notes payable, less current portion	---	250,000
Accrued satellite termination fees, less current portion	150,000	225,000
Unearned revenue, less current portion	62,310	82,090
Accrued expenses, less current portion	99,244	108,264
Minority interest	---	1,829

TOTAL NONCURRENT LIABILITIES	311,554	667,183

TOTAL LIABILITIES	7,782,164	7,633,725

Stockholders’ Equity
Preferred stock, $.001 par value; authorized 5,000,000 shares; issued and outstanding:
Series A 5% convertible: 19,075 shares at March 31, 2001 and December 31, 2000	19	19
Series B 5% convertible: 28,791 shares at March 31, 2001 and December 31, 2000	29	29
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 15,802,150 shares at March 31, 2001 and 15,756,310 shares at December 31, 2000	15,802	15,756
Additional paid-in capital - Series A 5% convertible preferred stock	3,086,013	3,086,013
Additional paid-in capital - Series B 5% convertible preferred stock	4,664,891	4,664,891
Additional paid-in capital - common stock	25,612,517	25,555,214
Additional paid-in capital - convertible subordinated debenture and warrants	8,630,491	8,630,491
Accumulated deficit	(34,614,017)	(35,259,878)

TOTAL STOCKHOLDERS’ EQUITY	7,395,745	6,692,535

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,177,909	$14,326,260

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Statements of Operations

	For The Three Months Ended
	March 31, 2001 (Unaudited)	March 31, 2000 (Unaudited)
REVENUE
HyperFeed Services	$6,866,395	$4,851,831
PCQuote Services	2,889,922	5,999,946

TOTAL REVENUE	9,756,317	10,851,777

DIRECT COST OF SERVICES
HyperFeed Services	3,275,977	3,021,888
PCQuote Services	2,237,091	4,462,428

TOTAL DIRECT COST OF SERVICES	5,513,068	7,484,316

GROSS MARGIN	4,243,249	3,367,461

OPERATING EXPENSES
Sales	918,025	1,078,951
General and administrative	1,231,046	1,155,649
Product and market development	1,103,786	819,484
Depreciation and amortization of property and equipment	327,827	427,671

TOTAL OPERATING EXPENSES	3,580,684	3,481,755

INCOME (LOSS) FROM OPERATIONS	662,565	(114,294)

INTEREST INCOME (EXPENSE)
Interest income	36,478	13,403
Interest expense	(30,011)	(52,049)

NET INTEREST INCOME (EXPENSE)	6,467	(38,646)

INCOME (LOSS) BEFORE INCOME TAXES	669,032	(152,940)
INCOME TAXES	25,000	---

INCOME (LOSS) BEFORE MINORITY INTEREST	644,032	(152,940)
Minority interest	1,829	3,869

NET INCOME (LOSS)	$645,861	($149,071)

Basic net income (loss) per share	$0.04	($0.01)
Diluted net income (loss) per share	$0.03	($0.01)

Basic weighted-average common shares outstanding	15,759,281	15,606,096
Diluted weighted-average common shares outstanding	21,749,619	15,606,096

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	For The Three Months Ended
	March 31, 2001 (Unaudited)	March 31, 2000 (Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$645,861	($149,071)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	327,827	427,671
Provision for doubtful accounts	66,000	150,000
Amortization of software development costs	469,047	651,605
Amortization of value assigned to warrant issued in lieu of license fees	420,000	420,000
Minority interest in loss	(1,829)	(3,869)
Changes in assets and liabilities:
Accounts receivable	625,134	(1,441,081)
Prepaid expenses and other current assets	(860,288)	(65,184)
Deposits and other assets	(43,730)	4,538
Accounts payable	633,687	1,367,193
Accrued expenses	(173,398)	(795,399)
Accrued satellite termination fees	(108,000)	(150,000)
Income taxes payable	25,000	---
Unearned revenue	97,979	427,250

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,123,290	843,653
Cash Flows From Investing Activities:
Purchase of property and equipment	(709,504)	(421,604)
Software development costs capitalized	(395,759)	(289,271)

NET CASH USED IN INVESTING ACTIVITIES	(1,105,263)	(710,875)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	57,349	134,980
Principal payments on notes payable	(325,000)	(75,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(267,651)	59,980

Net increase in cash and cash equivalents	750,376	192,758
Cash and cash equivalents:
Beginning of the period	2,522,593	1,452,186

End of the period	$3,272,969	$1,644,944

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION:  The accompanying interim consolidated financial statements include the accounts of HyperFeed Technologies, Inc. (“HyperFeed” or the “Company”) and its subsidiary, PCQuote.com, Inc. (“PCQuote”), and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated interim financial statements include all adjustments, including the elimination of all significant intercompany transactions in consolidation, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The amounts indicated as "audited" have been extracted from the Company's December 31, 2000 annual report. For further information, refer to the financial statements and footnotes included in HyperFeed’s annual report on Form 10-K for the year ended December 31, 2000.

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

INCOME TAXES:  Income taxes are accounted for under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

REVENUE RECOGNITION:  The Company principally derives its revenue from service contracts for the provision of market data only (“HyperFeed® license fees”), service contracts for the provision of market data together with analytical software (“Analytics license fees”), and the sale of advertising on its Web site, www.pcquote.com. Revenue from service contracts is recognized ratably over the contract term as the contracted services are rendered. Revenue from the sale of advertising is recognized as the advertising is displayed on the Web site. HyperFeed license fees and Analytics license fees for satellite and landline services are generally billed one month in advance with 30-day payment terms. License fees for Analytics on the Internet are generally paid by credit card within five days prior to the month of service. These and other payments received prior to services being rendered are classified as unearned revenue on the balance sheet. Revenue and the related receivable for advance billings are not reflected in the financial statements. Customers' deposits on service contracts are classified as either current unearned revenue, if the contract expires in one year or less, or non-current unearned revenue, if the contract expiration date is greater than one year.

HyperFeed services primarily consist of the provision of HyperFeed market data and HyperFeed market data with analytics to the business-to-business marketplace, while PCQuote services primarily consist of analytics service, powered by the HyperFeed datafeed, to the consumer marketplace. In addition, PCQuote sells advertising on its Web site. Web advertising revenues are recognized in the period in which the advertising is displayed.

The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,”, as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement, (2) delivery, (3) fixed or determinable fee, and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to the Company’s software products (including specified upgrades/enhancements) is recognized upon delivery of the products. Revenue allocated to post contract customer support is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) is recognized as the services are performed.

(2) NOTES PAYABLE

The Company has a $1,500,000 term loan with a bank, payable in monthly installments of $25,000 plus interest at prime (8.0% at March 31, 2001). The loan is collateralized by substantially all assets of the Company. At March 31, 2001, the outstanding balance was $124,634.

On September 3, 1999, our subsidiary, PCQuote.com, Inc., borrowed $2.0 million from Motorola, Inc. The promissory note bears interest at the prime rate from time to time as announced in the Wall Street Journal (8.0% at March 31, 2001). Payments are due in eight equal installments on a quarterly basis commencing June 30, 2000 through March 31, 2002, subject to early repayment upon the closing of an initial public offering of PCQuote’s common stock. At March 31, 2001, the outstanding balance was $1.0 million.

(3) INCOME TAXES

At December 31, 2000, the Company had federal income tax net operating loss carryforwards of approximately $28,175,000 for federal income tax purposes and approximately $26,519,000 for the alternative minimum tax. Approximately $1,058,000 of these net operating losses relates to the exercise of incentive employee stock options and will be credited directly to stockholders' equity when realized.  The Company also had research and development credits of $106,000 which will expire in years 2010 to 2011 if not previously utilized. The future utilization of these net operating losses and research and development credits will be limited due to changes in Company ownership. The net operating loss carryforwards will expire, if not previously utilized, as follows: 2001: $1,539,000; 2002: $560,000; 2003: $79,000; 2004: $576,000; 2005: $1,557,000; 2006 $301,000 and thereafter $23,563,000.

(4) SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has identified two segments within which it operates. The parent Company’s services are principally in the business-to-business sector, while its subsidiary, PCQuote, operates in the business-to-consumer marketplace. The Company evaluates performance and allocates resources based on operating profitability and growth potential. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to segments for the quarters ended March 31, 2001 and March 31, 2000 is as follows:

	March 31, 2001		March 31, 2000
	Amount	%	Amount	%
Sales to unaffiliated customers:
HyperFeed services	$6,866,395	70.4%	$4,851,831	44.7%
PCQuote services	2,889,922	29.6%	5,999,946	55.3%

Total revenue	$9,756,317	100.0%	$10,851,777	100.0%

Operating income (loss):
HyperFeed services	$1,562,387	*	$157,712	*
PCQuote services	(899,822)	*	(272,006)	*

Total operating loss	$662,565	*	($114,294)	*

Identifiable assets:
HyperFeed services	$9,295,038	61.2%	$6,782,224	42.3%
PCQuote services	5,882,871	38.8%	9,269,044	57.7%

Total identifiable assets	$15,177,909	100.0%	$16,051,268	100.0%

_________________________
* not meaningful

(5) OTHER COMMITMENTS

The Company and SpaceCom Systems, Inc. (“SpaceCom”) entered into a settlement agreement as of November 1, 1999 related to the lease of satellite transmission space by the Company from SpaceCom. The lease was for 112 kilobits (“kb”) of transmission capacity for payment of approximately $56,000 per month until, under certain circumstances, either August 1, 2002 or January 1, 2006. The Company and SpaceCom agreed to terminate the lease, and any and all claims or obligations thereunder, in exchange for the Company’s agreement to pay SpaceCom an aggregate of $1,411,245 as follows: $179,245 on November 1, 1999, and ten equal monthly installments of $50,000 each from December 1, 1999 through September 1, 2000, and twelve equal monthly installments of $36,000 each from October 1, 2000 through September 1, 2001, and twelve equal monthly installments of $25,000 each from October 1, 2001 and ending on September 1, 2002.

(6) SUBSEQUENT EVENTS

On April 30, 2001, HyperFeed acquired certain assets of Marketscreen.com, Inc. ("Marketscreen") for $100,000 and 450,000 shares of HyperFeed common stock. Marketscreen is a provider of comprehensive stock screens tailored to the needs of financial resource providers, including online brokerages, investment firms, and financial portals. The acquisition of Marketscreen will be accounted for under the purchase method of accounting. The 450,000 shares of HyperFeed common stock are held in escrow. The ultimate payout of such shares is subject to certain restrictions as defined within the asset purchase agreement.

Also on April 30, 2001, and in conjunction with the Marketscreen acquisition, HyperFeed acquired certain assets of Lasdorf Corporate Services, Inc. ("Lasdorf") for $300,000. Lasdorf licensed certain technology and intellectual property to Marketscreen. The acquisition of Lasdorf’s intellectual property will be accounted for under the purchase method of accounting.

PART I. ITEM 2

Management's Discussion and Analysis of
Results of Operations and Financial Condition

INTRODUCTION – SAFE HARBOR DISCLOSURE

The following discussion and analysis contains historical information. It also contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, particularly in reference to statements regarding our expectations, plans and objectives. You can generally identify forward-looking statements by the use of the words "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "continue," or similar language. Forward-looking statements involve substantial risks and uncertainties. You should give careful consideration to cautionary statements made in this discussion and analysis. We base our statements on our current expectations. Forward-looking statements may be impacted by a number of factors, risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Our filings with the Securities and Exchange Commission identify factors that could cause material differences. Among these factors are our ability to:

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

RECENT BUSINESS DEVELOPMENTS

HyperFeed Announces Acquisition of Marketscreen.com, Inc.

On May 1, 2001, HyperFeed announced it acquired substantially all of the assets of Marketscreen.com, Inc.  Marketscreen provides comprehensive stock screens tailored to the needs of financial resource providers, including online brokerages, investment firms, and financial portals.  Marketscreen operations will continue to be located in the San Francisco Bay area and St. Petersburg, Russia, and will enhance product research and development for HyperFeed.  This acquisition will add employees to Hyperfeed's staff with particular strengths in advanced applied mathematics.

HyperFeed Technologies Selected to Supply Real-Time Quotes to Nasdaq Online

On April 11, 2001, HyperFeed announced that it had reached an agreement with The Nasdaq Stock Market to supply financial market data to its password-protected Web site for Nasdaq-listed companies, www.nasdaqonline.com. HyperFeed's proprietary datafeed, which carries quotes on over 600,000 stock, option and commodity issues throughout North America, will provide real-time stock quotes to this Web site.

Nasdaq expects to make HyperFeed data available through www.nasdaqonline.com in June 2001.

PCQuote Introduces Mercenary(TM), a Revolutionary Day-of-Trade-Execution Weapon

On February 28, 2001, PCQuote and HyperFeed announced the release of Mercenary, a real-time, tick-by-tick technical indicator designed for the U.S. equity markets. A technical analysis tool that monitors stock activity, Mercenary identifies trading opportunities and visually depicts a selected equity's momentum. Investors can input a selection of stocks (up to 50 ticker symbols per screen), and at a glance decide whether to buy or sell, or just keep a pulse on a market segment or specific issue's condition.

Mercenary utilizes two modules, Hawkeye and Sniper, to monitor a host of momentum metrics such as price rotation, buy/sell imbalance and money flow. Hawkeye gives an overview of the general health of a list of stocks while Sniper allows the trader to zero in on a specific issue. The two work together to give the user a clear picture of the direction of a stock's momentum and insight on possible trading opportunities.

A Microsoft Windows-based desktop application, Mercenary is powered by real-time HyperFeed market data. Exclusively available to online investors through PCQuote, Mercenary is also available to financial institutions, Web portals and businesses through HyperFeed.

PCQuote Introduces Orbit 3.0 Online Investment Analysis Software

On February 20, 2001, PCQuote introduced Orbit 3.0, a real-time online software tool for investment analysis. Orbit is a comprehensive Windows-based application that features real-time quotes on up to 1000 symbols simultaneously, full options chains, charts with analytics, price alerts, top ten, news, time and sales, Nasdaq Level II, and more.

Orbit provides a complete set of investment tools and features real-time HyperFeed market data.

RESULTS OF OPERATIONS:
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Total revenue decreased 10.1% for the first three months of 2001 to $9.8 million from $10.9 million for the comparable period in 2000. Our HyperFeed services posted an increase for the first quarter of 2001 over 2000, however, our PCQuote services posted a decrease for the same period. HyperFeed service revenue increased $2.0 million, or 41.5%, from $4.9 million in 2000 to $6.9 million in 2001. Revenue growth was achieved through increases in analytics subscriptions and datafeed license fees to new and existing customers. Revenue from our PCQuote services decreased $3.1 million, or 51.8%, to $2.9 million for the first three months of 2001 from $6.0 million for the same period in 2000. This decline is principally due to the transition of AB Watley, formerly our largest client, from a private-label version of third-party software through PCQuote to a HyperFeed datafeed only customer.

Direct costs of services decreased 26.3% to $5.5 million for the first quarter of 2001 from $7.5 million in 2000. Principal components of the decrease were royalties and payments to providers of market data, principally attributable to the transition of AB Watley from PCQuote to HyperFeed. Amortization of software development costs decreased 28.0% for the quarter from $652,000 in 2000 to $469,000 in 2001. Gross margin increased 26.0% to $4.2 million for the quarter from $3.4 million for the prior year quarter.

Direct costs associated with HyperFeed services increased from $3.0 million for the quarter ended March 31, 2000 to $3.3 million for the March 31, 2001 quarter, an 8.4% increase. Increases in datafeed operations, directly attributable to the increase in revenue, were offset by decreases in license and exchange fees related to the September 1, 2000 reduction of the fees charged by Nasdaq NMS for professional subscriptions to their data. Amortization of software development costs decreased 7.8% to $348,000 for the 2001 quarter from $377,000 for the 2000 quarter. The resulting gross margin for the first quarter increased to $3.6 million in 2001 from $1.8 million in 2000.

Direct costs associated with PCQuote services decreased to $2.2 million for the 2001 quarter from $4.5 million in the comparable 2000 quarter, a 49.9% decrease. The transfer of AB Watley from PCQuote’s private-labeled third-party software to a HyperFeed datafeed client substantially reduced royalty and exchange fees, the principal component of direct costs. Software amortization decreased 55.8% from $274,000 for the 2000 quarter to $121,000 for the 2001 quarter.

Total operating expenses increased slightly to $3.6 million for the first quarter of 2001 from $3.5 million for the comparable 2000 period, a 2.8% increase. Increases in product and market development costs related to the new product marketing campaign were offset by reductions in sales costs and in depreciation and amortization.

Sales costs decreased 14.9% to $918,000 for the first quarter of 2001 as compared to $1.1 million for the same 2000 period. The decrease in sales costs was principally due to lower commission expense, resulting, in part, from a new retail sales commission structure adopted in the third quarter of 2000.

General and administrative expenses remained relatively unchanged at $1.2 million in the first three months of 2001 and 2000.

Product and market development costs increased $284,000, or 34.7%, to $1.1 million for the 2001 quarter from $819,000 for the 2000 quarter. The increase was due to an expansion of our development and marketing efforts for our existing and new services and markets.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash and cash equivalents increased $750,000 from year-end 2000 to $3.3 million at the end of the first quarter of 2001. Expenditures for new equipment were $710,000 for the first three months of 2001 versus $422,000 for the same period in 2000. The increase in expenditures was to support growth in our business, as well as to enhance our existing communications and market data processing infrastructures. Capitalized software costs of $396,000 for the quarter ended March 31, 2001 were $107,000, or 36.8%, higher than the $289,000 recorded for the same period in 2000, principally due to the development of new applications and services to be introduced this year. There were no new direct borrowings during the period, and we repaid $75,000 of the principal balance on our bank term loan and $250,000 on the note payable to Motorola. We received approximately $57,000 in net proceeds from the sale of shares of common stock to employees pursuant to our Employee Stock Purchase Plan and the sale of shares of common stock to employees who exercised options previously granted to them under our 1999 Combined Incentive and Non-Statutory Stock Option Plan.

Working capital (current assets less current liabilities) increased approximately $415,000 to $936,000 for the first quarter of 2001 from $521,000 for the same period in 2000. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased to $1.9 million for the first quarter of 2001 from $1.4 million for the comparable 2000 quarter. We believe our existing capital resources, our ability to access external capital, if necessary, and cash generated from continuing operations are sufficient for working capital purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three-month period ended March 31, 2001. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter of 2001, we issued 41,849 shares of our common stock to employees who purchased the shares under our Employee Stock Purchase Plan.

During the first quarter of 2001, 3,991 shares of our common stock were purchased by an employee who exercised stock options granted to them under our 1999 Combined Incentive and Non-Statutory Stock Option Plan.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

Date:	May 7, 2001
By:	/s/ Jim R. Porter
Jim R. Porter
Chairman and Chief Executive Officer
By:	/s/ John E. Juska
John E. Juska
Chief Financial Officer and Principal Accounting Officer