Form 10-Q
period 2001-06-30
HYPERFEED TECHNOLOGIES INC
filed 2001-08-14
CIK 745774

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from
-------------to------------

Commission file number 0-13093
I.R.S. Employer Identification Number 36-3131704

HYPERFEED TECHNOLOGIES, INC.

(a Delaware Corporation)

300 S. Wacker, Suite 300
Chicago, Illinois 60606

Telephone (312) 913-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,293,329 shares of the Company's common stock ($.001 par value) were outstanding as of July 31, 2001.

HYPERFEED TECHNOLOGIES, INC.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Balance Sheets
June 30, 2001 and December 31, 2000

ASSETS	June 30, 2001 (Unaudited)	December 31, 2000 (Audited)

Current Assets
Cash and cash equivalents	$2,628,937	$2,522,593
Restricted cash equivalents	200,000	200,000
Accounts receivable, less allowance for doubtful accounts of: 2001: $87,367; 2000: $89,724	1,692,987	2,848,983
Note receivable	100,000	---
Prepaid license fees, current	1,680,000	1,680,000
Prepaid expenses and other current assets	630,027	235,512

TOTAL CURRENT ASSETS	6,931,951	7,487,088

Property and equipment
Satellite receiving equipment	89,417	282,474
Computer equipment	3,044,219	4,520,991
Communication equipment	1,580,502	1,243,584
Furniture and fixtures	369,627	194,818
Leasehold improvements	822,551	831,348

	5,906,316	7,073,215
Less: Accumulated depreciation and amortization	2,585,469	4,247,134

	3,320,847	2,826,081

Prepaid license fees, net of accumulated amortization of: 2001: $3,710,000; 2000: $2,870,000	490,000	1,330,000

Goodwill and other intangible assets, net of accumulated amortization of: 2001: $81,861	1,480,602	---

Software development costs, net of accumulated amortization of: 2001: $6,085,910; 2000: $7,795,215	2,459,349	2,602,283

Deposits and other assets	129,186	80,808

TOTAL ASSETS	$14,811,935	$14,326,260

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2001 (Unaudited)	December 31, 2000 (Audited)

Current Liabilities
Notes payable	$799,634	$1,199,634
Accrued satellite termination fees	333,000	399,000
Accounts payable	2,427,603	1,744,102
Accrued expenses	572,680	759,818
Accrued compensation	330,307	269,736
Income taxes payable	60,000	35,000
Unearned revenue	2,486,082	2,559,252

TOTAL CURRENT LIABILITIES	7,009,306	6,966,542

Notes payable, less current portion	---	250,000
Accrued satellite termination fees, less current portion	75,000	225,000
Accrued expenses, less current portion	90,222	108,264
Unearned revenue, less current portion	60,365	82,090
Minority interest	---	1,829

TOTAL NONCURRENT LIABILITIES	225,587	667,183

TOTAL LIABILITIES	7,234,893	7,633,725

Stockholders’ Equity
Preferred Stock, $.001 par value; authorized 5,000,000 shares; issued and outstanding:
Series A 5% convertible: 19,075 shares at June 30, 2001 and December 31, 2000	19	19
Series B 5% convertible: 28,791 shares at June 30, 2001 and December 31, 2000	29	29
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 16,293,329 shares at June 30, 2001 and 15,756,310 shares at December 31, 2000	16,293	15,756
Additional paid-in capital - Series A 5% convertible preferred stock	3,086,013	3,086,013
Additional paid-in capital - Series B 5% convertible preferred stock	4,664,891	4,664,891
Additional paid-in capital - common stock	26,815,680	25,555,214
Additional paid-in capital - convertible subordinated debenture and warrants	8,630,491	8,630,491
Accumulated deficit	(35,636,374)	(35,259,878)

TOTAL STOCKHOLDERS’ EQUITY	7,577,042	6,692,535

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,811,935	$14,326,260

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Statements of Operations (Unaudited)

	For The Six Months Ended

	June 30, 2001	June 30, 2000

REVENUE
HyperFeed Services	$13,383,064	$10,253,145
PCQuote Services	5,628,367	13,098,468

TOTAL REVENUE	19,011,431	23,351,613

DIRECT COST OF SERVICES
HyperFeed Services	6,709,189	6,223,838
PCQuote Services	4,523,204	9,744,257

TOTAL DIRECT COST OF SERVICES	11,232,393	15,968,095

GROSS MARGIN	7,779,038	7,383,518

OPERATING EXPENSES
Sales	1,972,601	2,048,293
General and administrative	2,360,040	2,536,268
Product and market development	3,065,378	1,877,720
Depreciation and amortization	761,069	889,020

TOTAL OPERATING EXPENSES	8,159,088	7,351,301

INCOME (LOSS) FROM OPERATIONS	(380,050)	32,217

OTHER INCOME (EXPENSE)
Interest income	76,662	30,136
Interest expense	(49,937)	(107,378)

NET OTHER INCOME (EXPENSE)	26,725	(77,242)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(353,325)	(45,025)
INCOME TAXES	25,000	---

LOSS BEFORE MINORITY INTEREST	(378,325)	(45,025)

Minority interest in loss	1,829	3,869

NET LOSS	$(376,496)	$(41,156)

Basic net income (loss) per share	$(0.02)	$0.00
Diluted net income (loss) per share	$(0.02)	$0.00

Basic weighted-average common shares outstanding	15,935,492	15,621,768
Diluted weighted-average common shares outstanding	15,935,492	15,621,768

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended

	June 30, 2001	June 30, 2000

REVENUE
HyperFeed Services	$6,516,669	$5,401,314
PCQuote Services	2,738,445	7,098,522

TOTAL REVENUE	9,255,114	12,499,836

DIRECT COST OF SERVICES
HyperFeed Services	3,433,212	3,201,950
PCQuote Services	2,286,113	5,281,829

TOTAL DIRECT COST OF SERVICES	5,719,325	8,483,779

GROSS MARGIN	3,535,789	4,016,057

OPERATING EXPENSES
Sales	1,054,576	969,342
General and administrative	1,128,994	1,380,619
Product and market development	1,961,592	1,058,236
Depreciation and amortization	433,242	461,349

TOTAL OPERATING EXPENSES	4,578,404	3,869,546

INCOME (LOSS) FROM OPERATIONS	(1,042,615)	146,511

OTHER INCOME (EXPENSE)
Interest income	40,184	16,733
Interest expense	(19,926)	(55,329)

NET OTHER INCOME (EXPENSE)	20,258	(38,596)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(1,022,357)	107,915
INCOME TAXES	---	---

INCOME (LOSS) BEFORE MINORITY INTEREST	(1,022,357)	107,915

Minority interest in loss	---	---

NET INCOME (LOSS)	$(1,022,357)	$107,915

Basic net income (loss) per share	$(0.06)	$0.01
Diluted net income (loss) per share	$(0.06)	$0.00

Basic weighted-average common shares outstanding	16,109,767	15,636,791
Diluted weighted-average common shares outstanding	16,109,767	23,408,903

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows (Unaudited)

	For The Six Months Ended

	June 30, 2001	June 30, 2000

Cash Flows from Operating Activities:
Net loss	$(376,496)	$(41,156)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	761,069	889,020
Provision for doubtful accounts	95,000	180,000
Amortization of software development costs	974,088	1,332,311
Amortization of value assigned to common stock warrant issued in lieu of cash license fees	840,000	840,000
Minority interest in loss	(1,829)	(3,869)

Changes in assets and liabilities:
Accounts receivable	1,060,996	(2,226,436)
Prepaid expenses and other current assets	(394,515)	(95,890)
Deposits and other assets	(48,378)	5,138
Accounts payable	683,501	1,268,222
Accrued expenses	(144,609)	(1,101,198)
Accrued satellite termination fees	(216,000)	(300,000)
Income taxes payable	25,000	---
Unearned revenue	(94,895)	580,635

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,162,932	1,326,777

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,138,974)	(993,732)
Purchase of Marketscreen, net of cash acquired	(449,963)	---
Software development costs capitalized	(831,154)	(602,976)
Issuance of note receivable	(100,000)	---

NET CASH USED IN INVESTING ACTIVITIES	(2,520,091)	(1,596,708)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	113,503	228,784
Principal payments on notes payable	(650,000)	(400,000)

NET CASH USED IN FINANCING ACTIVITIES	(536,497)	(171,216)

Net increase (decrease) in cash and cash equivalents	106,344	(441,147)
Cash and cash equivalents:
Beginning of the period	2,522,593	1,452,186

End of the period	$2,628,937	$1,011,039

Supplemental disclosure of non-cash transactions:
Value of stock consideration for acquisition of Marketscreen	$1,147,500	$ ---

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION:  The accompanying interim consolidated financial statements include the accounts of HyperFeed Technologies, Inc. (“HyperFeed” or the “Company”) and its subsidiary, PCQuote.com, Inc. (“PCQuote”), and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim consolidated financial statements include all adjustments, including the elimination of all significant intercompany transactions in consolidation, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The amounts indicated as "audited" have been extracted from the Company's December 31, 2000 annual report. For further information, refer to the consolidated financial statements and footnotes included in HyperFeed’s annual report on Form 10-K for the year ended December 31, 2000.

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

GOODWILL AND OTHER INTANGIBLE ASSETS:  Intangible assets consist principally of developed technology, noncompete agreements, customer lists, and the excess of acquisition costs over the estimated fair value of net assets acquired (goodwill). The fair value of intangible assets acquired is determined primarily through the use of independent appraisals. Amortization is calculated using the straight-line method over the respective estimated useful lives, generally three to five years.

(2) NOTES PAYABLE

The Company has a $1,500,000 term loan with a bank, payable in monthly installments of $25,000 plus interest at prime (6.75% at June 30, 2001). The loan is collateralized by substantially all assets of the Company. At June 30, 2001, the outstanding balance was $49,634.

On September 3, 1999, the Company’s subsidiary, PCQuote.com, Inc., borrowed $2.0 million from Motorola, Inc. The promissory note bears interest at the prime rate from time to time as announced in the Wall Street Journal (6.75% at June 30, 2001). Payments are due in eight equal installments on a quarterly basis commencing June 30, 2000 through March 31, 2002 and are subject to early repayment upon the closing of an initial public offering of PCQuote’s common stock. At June 30, 2001, the outstanding balance was $750,000.

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

(4) SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has identified two segments within which it operates. The parent Company’s services are principally in the business-to-business sector, while its subsidiary, PCQuote, operates in the business-to-consumer marketplace. The Company evaluates performance and allocates resources based on operating profitability and growth potential. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to the segments for the quarters ended June 30, 2001 and June 30, 2000 is as follows:

	June 30, 2001		June 30, 2000

	Amount	%	Amount	%

Sales to unaffiliated customers:
HyperFeed services	$6,516,669	70.4%	$5,401,314	43.2%
PCQuote services	2,738,445	29.6%	7,098,522	56.8%

Total revenue	$9,255,114	100.0%	$12,499,836	100.0%

Operating income (loss):
HyperFeed services	$760,932	*	$2,470	1.7%
PCQuote services	(1,803,547)	*	144,041	98.3%

Total operating income (loss)	$(1,042,615)	*	$146,511	100.0%

Identifiable assets:
HyperFeed services	$10,812,140	73.0%	$6,439,574	41.5%
PCQuote services	3,999,795	27.0%	9,087,028	58.5%

Total identifiable assets	$14,811,935	100.0%	$15,526,602	100.0%

* not meaningful

Financial information relating to the segments for the six months ended June 30, 2001 and June 30, 2000 is as follows:

	June 30, 2001		June 30, 2000

	Amount	%	Amount	%

Sales to unaffiliated customers:
HyperFeed services	$13,383,064	70.4%	$10,253,145	43.9%
PCQuote services	5,628,367	29.6%	13,098,468	56.1%

Total revenue	$19,011,431	100.0%	$23,351,613	100.0%

Operating income (loss):
HyperFeed services	$2,323,319	*	$160,182	*
PCQuote services	(2,703,369)	*	(127,965)	*

Total operating income (loss)	$(380,050)	*	$32,217	*

Identifiable assets:
HyperFeed services	$10,812,140	73.0%	$6,439,574	41.5%
PCQuote services	3,999,795	27.0%	9,087,028	58.5%

Total identifiable assets	$14,811,935	100.0%	$15,526,602	100.0%

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

(6) PURCHASE OF MARKETSCREEN.COM, INC. ASSETS

On April 30, 2001, HyperFeed acquired certain assets of Marketscreen.com, Inc. (“Marketscreen”) for $100,000 and 450,000 shares of HyperFeed common stock and, in conjunction with the Marketscreen acquisition, acquired certain assets of Lasdorf Corporate Services, Inc. (“Lasdorf”) for $300,000. Marketscreen is a provider of comprehensive stock screens tailored to the needs of financial resource providers, including online brokerages, investment firms, and financial portals. Lasdorf licensed certain technology and intellectual property to Marketscreen. The 450,000 shares of HyperFeed common stock are held in escrow. The ultimate payout of such shares is subject to certain restrictions as defined within the asset purchase agreement. The acquisition of Marketscreen and of Lasdorf’s intellectual property were accounted for under the purchase method of accounting. The purchase price allocation is preliminary. Upon the completion of the valuation of the identifiable intangible assets acquired, these assets will be amortized using the straight-line method over their estimated useful lives, expected to be three to five years. Any excess purchase price will be allocated to goodwill. The pro forma effect of this acquisition was not material.

(7) SUBSEQUENT EVENTS

On July 31, 2001, PCQuote and Townsend Analytics, Ltd. (“Townsend”) entered into an agreement to terminate their Software License and Distributor Agreement dated May 28, 1999. PCQuote subsequently entered into a new agreement with Townsend to market the Internet version of the software application currently marketed as PCQuote 6.0 RealTick. Under the new agreement, Townsend will provide the services, formerly provided by PCQuote, to our existing subscribers of its software and pay to PCQuote a portion of the license fee collected from those subscribers and new subscribers referred through PCQuote. The new agreement replaced the prior agreement between Townsend Analytics and the Company’s subsidiary, PCQuote.

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

RECENT BUSINESS DEVELOPMENTS

HyperFeed Releases SmarTicker

On June 19, 2001, HyperFeed announced the release of SmarTicker, HyperFeed's proprietary technology that allows financial institutions to receive quote data and other financial market information directly from multiple exchanges and other data sources. HyperFeed unveiled SmarTicker at the Securities Industry Association's annual conference in New York City where exchanges, brokerages, market data vendors, and other industry constituents gathered to address a variety of issues, including revamping the structure of market data dissemination.

SmarTicker is the equivalent of putting HyperFeed's own ticker processing capabilities at the customer's site. The software is a cost-effective way to reduce instances of latency, bad information, or missed quotes, as there is no intermediary-the institution connects directly to the data source. Moreover, HyperFeed is also offering remote maintenance services for those customers that want HyperFeed to perform data integrity and quality control functions, thereby mitigating the need for additional staff.

Key features of SmarTicker include:
Customized data: Subscribers can process customized data feeds with preferred local/global content; a proprietary datafeed; or specialized content currently unavailable within the existing HyperFeed datafeed.

Immediate access: The capabilities already include many exchanges, reducing the amount of research and development costs.

Maintenance and monitoring: HyperFeed can remotely perform maintenance function providing corrections for bad ticks and other incomplete information, reducing or eliminating the need for additional data integrity staff.

HyperFeed Announces the Addition of International Data

On May 22, 2001, HyperFeed announced that it has added international market data to its proprietary datafeed. This will allow institutions to receive quotes and trade information on international issues, on a real-time basis, through HyperFeed.

HyperFeed plans a phased rollout of international exchange data beginning with major European markets followed by major Asian markets, Australia, Brazil and Mexico. Remaining world markets will be added based upon customer demand.

HyperFeed Adds Fundamental Content of FT Interactive Data

On May 16, 2001, HyperFeed announced that it has expanded the offerings of its datafeed to include access to content provided by FT Interactive Data, a supplier of global securities pricing, dividend, corporate action and descriptive information on more than 3.5 million securities.

FT Interactive Data's content greatly enhances the quality and depth of fundamental data on the equities carried on HyperFeed. Fundamental data, used to assess a stock's investment quality, includes information such as dividend frequency, earnings per share and beta, a common measure of an issue's volatility.

FT Interactive Data's fundamental data will be integrated into HyperFeed's datafeed in two phases. In the first phase, HyperFeed has replaced fundamental content that it previously offered with that of FT Interactive Data's. In phase two, a broader array of descriptive information will become available.

The addition of FT Interactive Data is just part of a series of new content launches that HyperFeed intends to roll out and is in conjunction with the company's strategy to further penetrate the institutional and retail marketplace. HyperFeed also plans to add content from electronic communications networks (ECNs) and international exchanges.

HyperFeed Announces Agreement to Provide Portfolio Management Capabilities

On May 10, 2001, HyperFeed announced it signed a development agreement with Quantitative Science Technologies, LLC (QST) to provide a Web-based, portfolio management tool to HyperFeed's PCQuote customers. QST will develop a software product customized for HyperFeed's datafeed with functionality comparable to QST's "Virtual Portfolio Manager" software currently marketed to professional money managers. This agreement, targeted squarely at the individual investor, further supports HyperFeed's new and comprehensive strategy for PCQuote customers.

RESULTS OF OPERATIONS:
FOR THE SIX MONTHS AND QUARTERS ENDED JUNE 30, 2001 AND 2000

Total revenue decreased $4.3 million, or 18.6%, to $19.0 million for the six months ended June 30, 2001, and decreased $3.2 million, or 26.0%, to $9.3 million for the quarter ended June 30, 2001 versus the comparable prior year periods. Our HyperFeed services posted increases for the first six months of 2001 over 2000 and for the quarter ended June 30, 2001 over 2000; however, our PCQuote services posted decreases for the same periods. For the first six months of 2001, HyperFeed service revenue increased $3.1 million, or 30.5%, to $13.4 million in 2001 as compared to the same period in 2000. For the quarter ended June 30, 2001, HyperFeed service revenue increased $1.1 million, or 20.6%, from $5.4 million in 2000 to $6.5 million in 2001. Revenue growth was experienced through increases in analytics subscriptions and datafeed license fees. Revenue from our PCQuote services decreased $7.5 million, or 57.0%, to $5.6 million for the first six months of 2001 from $13.1 million for the same period in 2000. For the second quarter in 2001, revenue from PCQuote services decreased $4.4 million, or 61.4%, from $7.1 million in 2000 to $2.7 million in 2001. This decline is principally due to the transition of AB Watley, formerly our largest client, from a private-label version of third-party software through PCQuote to a HyperFeed datafeed only customer.

Direct costs of services decreased $4.7 million, or 29.7%, to $11.2 million for the six months ended June 30, 2001 from $16.0 million for the comparable 2000 period, and decreased $2.8 million, or 32.6%, to $5.7 million for the quarter ended June 30, 2001 as compared to $8.5 million for the comparable 2000 period. Principal components of the decrease were royalties and payments to providers of market data, principally attributable to the transition of AB Watley from PCQuote to HyperFeed. Amortization of software development costs decreased for the six months from $1.3 million in 2000 to $1.0 million in 2001. Gross margin increased $0.4 million, or 5.4%, to $7.8 million for the first six months of 2001 from $7.4 million for the same period in 2000, but decreased $0.5 million, or 12.0%, to $3.5 million for the quarter ended June 30, 2001 from $4.0 million for the comparable 2000 period.

Direct costs associated with HyperFeed services increased from $6.2 million for the six months ended June 30, 2000 to $6.7 million for the first six months of 2001, a 7.8% increase. For the quarter ended June 30, 2001, direct costs associated with HyperFeed services were $3.4 million, a 7.2% increase from $3.2 million in the same period of 2000. Increases in datafeed operations, directly attributable to the increase in revenue, were offset by decreases in license and exchange fees related to the September 1, 2000 reduction of the fees charged by Nasdaq NMS for professional subscriptions to their data. Amortization of software development costs decreased 6.6% to $731,000 for the first six months of 2001 from $783,000 for the same period in 2000. For the quarter ended June 30, 2001, amortization of software development costs decreased 5.5% to $384,000, from $406,000 in the second quarter of 2000. For the first six months of 2001, resulting gross margin for HyperFeed services increased $2.6 million, or 65.6%, to $6.7 million in 2001 from $4.0 million in 2000. For the quarter ended June 30, 2001, the resulting gross margin for HyperFeed services was $3.1 million, an increase of $0.9 million, or 40.2%, from the $2.2 million recognized in the second quarter of 2000.

Direct costs associated with PCQuote services decreased to $4.5 million for the first six months of 2001 from $9.7 million in the comparable 2000 period, a 53.6% decrease. For the quarter ended June 30, 2001, direct costs associated with PCQuote services were $2.3 million, a 56.7% decrease from $5.3 million in the same period of 2000. The transfer of AB Watley from PCQuote’s private-labeled third-party software to a HyperFeed datafeed client substantially reduced royalty and exchange fees, the principal component of direct costs. Software amortization decreased 55.8% for the first six months to $243,000 in 2001 from $549,000 in 2000, and decreased 55.8% for the second quarter to $121,000 in 2001 from $274,000 in 2000. The gross margin on PCQuote services decreased 67.1% to $1.1 million for the first six months of 2001 from $3.4 million in the comparable 2000 period. PCQuote services gross margin decreased 75.1% from $1.8 million in the second quarter of 2000 to $452,000 for the same period in 2001.

Total operating expenses increased 11.0% to $8.2 million for the six months ended June 30, 2001 from $7.4 million for the comparable 2000 period, and increased 18.3% to $4.6 million for the quarter ended June 30, 2001 as compared to $3.9 million for the comparable 2000 period. The increases are due to our consumer marketing campaign.

Sales costs remained essentially unchanged at $2.0 million for the first six months of 2001 as compared to the same 2000 period. For the second quarter of 2001, sales costs were $1.1 million, an 8.8% increase from the prior year period of $1 million. The increase in sales costs for the quarter was the result of additional sales personnel added during the quarter.

General and administrative expenses decreased 6.9% to $2.4 million in the first six months of 2001 from $2.5 million for the first six months of 2000.  For the quarter ended June 30, 2001, general and administrative expenses decreased 18.2% to $1.1 million from $1.4 million in same period in 2000. The decreases were principally due to reductions in professional fees and consulting fees.

Product and market development costs increased 63.3% to $3.1 million for the six months ended June 30, 2001 from $1.9 million for the comparable 2000 period, and increased 85.4% to $2.0 million for the quarter ended June 30, 2001 as compared to $1.1 million for the comparable 2000 period. The increase was due to our consumer marketing campaign to promote our new services.

Depreciation and amortization decreased 14.4% to $761,000 for the first six months of 2001 from $889,000 for the comparable 2000 period, and decreased 6.1% to $433,000 in the second quarter of 2001 from $461,000 for the comparable 2000 period

LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents increased $106,000 from year-end 2000 to $2.6 million at the end of the second quarter of 2001. Expenditures for new equipment were $1,139,000, a 14.6% increase from the $994,000 for the same period in 2000. The increase in expenditures was to support the growth in our business, as well as to enhance our communications and market data processing infrastructures. Capitalized software costs of $831,000 for the six months ended June 30, 2001 were $228,000, or 37.8%, higher than the $603,000 recorded for the same period for 2000, principally due to the development of new applications and services to be introduced this year. There were no new direct borrowings during the six months ended June 30, 2001, and the Company repaid $150,000 of the principal balance on the bank term loan and $500,000 on the note payable to Motorola. We received approximately $114,000 in net proceeds from the sale of shares of common stock to employees pursuant to our Employee Stock Purchase Plan and the sale of shares of common stock to employees who exercised options previously granted to them under our 1999 Combined Incentive and Non-Statutory Stock Option Plan.

In the second quarter of 2001, HyperFeed acquired certain assets of Marketscreen for $100,000 and 450,000 shares of HyperFeed common stock and, in conjunction with the Marketscreen acquisition, acquired certain assets of Lasdorf Corporate Services, Inc. (“Lasdorf”) for $300,000. The 450,000 shares of HyperFeed common stock are held in escrow. The ultimate payout of such shares is subject to certain restrictions as defined within the asset purchase agreement.

In the second quarter of 2001, HyperFeed loaned $100,000 to Quantitative Science Technologies, LLC (QST) in connection with its agreement to develop and provide a Web-based, portfolio management tool to HyperFeed's PCQuote customers. HyperFeed received a warrant to purchase a 5% interest of QST at an aggregate exercise price of $.01 and an exercise term of ten years.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) decreased to $2.2 million for the first six months of 2001 from $3.1 million for the comparable 2000 period, and decreased to $316,000 for the second quarter of 2001 as compared to $1.7 million for the same period in 2000. We believe our existing capital resources, our ability to access external capital, if necessary, and cash generated from continuing operations are sufficient for working capital purposes for at least the next twelve months.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") which supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of the SFAS 141 be accounted for using only the purchase method. SFAS 141 is required to be adopted for all business combinations initiated after June 30, 2001. Management is currently evaluating the impact that adoption of SFAS 141 will have on its consolidated financial statements.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Management is currently evaluating the impact that adoption of SFAS 142 will have on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six-month period ended June 30, 2001. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first and second quarters of 2001, we issued 41,849 and 34,346 shares of our common stock, respectively, to employees, who purchased the shares under our Employee Stock Purchase Plan.

During the first and second quarters of 2001, 3,991 and 6,833 shares of our common stock, respectively, were purchased by employees who exercised stock options granted to them under our 1999 Combined Incentive and Non-Statutory Stock Option Plan.

In the second quarter of 2001, as part of the consideration by HyperFeed for the acquisition of certain assets of Marketscreen, HyperFeed issued 450,000 shares of HyperFeed common stock. The 450,000 shares of HyperFeed common stock are held in escrow. The ultimate payout of such shares is subject to certain restrictions as defined within the asset purchase agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of HyperFeed Technologies, Inc. was held on May 22, 2001. The following proposals were submitted, considered and voted upon, as indicated below, by the stockholders.

1. To elect seven members to our Board of Directors to serve until the 2002 Annual Meeting, or until their successors are elected and shall have qualified.

Director	Shares For	Shares Against	Shares Withheld

Jim R. Porter	14,909,779		58,502
John R. Hart	14,909,779		58,502
Charles J. Henry	14,909,779		58,502
Ronald Langley	14,894,938		73,343
Louis J. Morgan	14,909,779		58,502
Kenneth J. Slepicka	14,909,779		58,502
John L. Borling	14,909,779		58,502

Vote totals include count of 100 votes for each of the 47,866 preferred shares voted.

2. To approve and ratify the appointment of KPMG LLP as our independent auditors for 2001.

Shares For	Shares Against	Abstentions

14,887,135	52,013	29,133

Vote totals include count of 100 votes for each of the 47,866 preferred shares voted.

No other matters were submitted for vote.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

EXHIBITS

4 (a) Statement of Registration Rights between HyperFeed Technologies, Inc. and Marketscreen.com, Inc. dated April 27, 2001.

10 (a) Asset Purchase Agreement and Plan of Reorganization between HyperFeed Technologies, Inc. and Marketscreen.com, Inc. dated April 27, 2001.

10 (b) Asset Purchase Agreement between HyperFeed Technologies, Inc. and Lasdorf Corporate Services, Inc. dated April 27, 2001.

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

Date:	August 14, 2001

By:	/s/ Jim R. Porter

Jim R. Porter
Chairman and Chief Executive Officer

By:	/s/ John E. Juska

John E. Juska
Chief Financial Officer and Principal Accounting Officer