Form 10-Q
period 2001-09-30
HYPERFEED TECHNOLOGIES INC
filed 2001-11-09
CIK 745774

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

Or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________to____________________

Commission file number 0-13093

I.R.S. Employer Identification Number 36-3131704

HYPERFEED TECHNOLOGIES, INC.

(a Delaware Corporation)

300 S. Wacker, Suite 300

Chicago, Illinois 60606

Telephone (312) 913-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,796,336 shares of the Company's common stock ($.001 par value) were outstanding as of October 31, 2001.

HYPERFEED TECHNOLOGIES, INC.

HYPERFEED TECHNOLOGIES, INC.

Consolidated Balance Sheets

September 30, 2001 and December 31, 2000

ASSETS	September 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$743,569	$2,522,593
Restricted cash equivalents	200,000	200,000
Accounts receivable, less allowance for doubtful accounts of: 2001: $179,295; 2000: $89,724	1,844,386	2,848,983
Note receivable	100,000	---
Prepaid license fees, current	1,680,000	1,680,000
Prepaid expenses and other current assets	460,307	235,512

TOTAL CURRENT ASSETS	5,028,262	7,487,088

Property and equipment
Satellite receiving equipment	89,417	282,474
Computer equipment	3,141,891	4,520,991
Communication equipment	1,605,854	1,243,584
Furniture and fixtures	430,996	194,818
Leasehold improvements	954,560	831,348

	6,222,718	7,073,215
Less: Accumulated depreciation and amortization	2,937,508	4,247,134

	3,285,210	2,826,081

Prepaid license fees, net of accumulated amortization of: 2001: $4,130,000; 2000: $2,870,000	70,000	1,330,000

Goodwill and other intangible assets, net of accumulated amortization of: 2001: $204,652	1,366,857	---

Software development costs, net of accumulated amortization of: 2001: $6,625,955; 2000: $7,795,215	2,313,094	2,602,283

Deposits and other assets	133,966	80,808

TOTAL ASSETS	$12,197,389	$14,326,260

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.

Consolidated Balance Sheets

September 30, 2001 and December 31, 2000

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2001 (Unaudited)	December 31, 2000 (Audited)

Current Liabilities
Notes payable	$500,000	$1,199,634
Accrued satellite termination fees	300,000	399,000
Accounts payable	1,858,106	1,744,102
Accrued expenses	627,170	759,818
Accrued compensation	163,197	269,736
Income taxes payable	---	35,000
Unearned revenue	1,775,744	2,559,252

TOTAL CURRENT LIABILITIES	5,224,217	6,966,542

Notes payable, less current portion	---	250,000
Accrued satellite termination fees, less current portion	---	225,000
Accrued expenses, less current portion	81,200	108,264
Unearned revenue, less current portion	46,015	82,090
Minority interests	---	1,829

TOTAL NONCURRENT LIABILITIES	127,215	667,183

TOTAL LIABILITIES	5,351,432	7,633,725

Stockholders’ Equity
Preferred Stock, $.001 par value; authorized 5,000,000 shares; issued and outstanding:
Series A 5% convertible: 0 shares at September 30, 2001 and 19,075 shares at December 31, 2000	---	19
Series B 5% convertible: 0 shares at September 30, 2001 and 28,791 shares at December 31, 2000	---	29
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 23,796,336 shares at September 30, 2001 and 15,756,310 shares at December 31, 2000	23,796	15,756
Additional paid-in capital - Series A 5% convertible preferred stock	---	3,086,013
Additional paid-in capital - Series B 5% convertible preferred stock	---	4,664,891
Additional paid-in capital - common stock	37,292,910	25,555,214
Additional paid-in capital - convertible subordinated debenture and warrants	6,859,097	8,630,491
Accumulated deficit	(37,329,846)	(35,259,878)

TOTAL STOCKHOLDERS’ EQUITY	6,845,957	6,692,535

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,197,389	$14,326,260

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.

Consolidated Statements of Operations (Unaudited)

	For The Nine Months Ended
	September 30, 2001	September 30, 2000
REVENUE
HyperFeed Services	$19,503,229	$16,250,500
PCQuote Services	7,683,365	19,468,098

TOTAL REVENUE	27,186,594	35,718,598

DIRECT COST OF SERVICES
HyperFeed Services	10,206,182	9,231,065
PCQuote Services	6,403,874	14,252,554

TOTAL DIRECT COST OF SERVICES	16,610,056	23,483,619

GROSS MARGIN	10,576,538	12,234,979

OPERATING EXPENSES
Sales	2,865,906	3,072,955
General and administrative	3,533,132	3,822,173
Product and market development	4,095,548	3,231,721
Depreciation and amortization	1,235,898	1,273,185

TOTAL OPERATING EXPENSES	11,730,484	11,400,034

INCOME (LOSS) FROM OPERATIONS	(1,153,946)	834,945

OTHER INCOME (EXPENSE)
Interest income	96,223	47,685
Interest expense	(62,388)	(156,367)

NET OTHER INCOME (EXPENSE)	33,835	(108,682)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(1,120,111)	726,263
INCOME TAXES	24,231	---

INCOME (LOSS) BEFORE MINORITY INTEREST	(1,144,342)	726,263

Minority interest in subsidiary	1,829	(984)

NET INCOME (LOSS)	(1,142,513)	725,279
Preferred dividends	(927,455)	---

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	$(2,069,968)	$725,279

Basic net income (loss) per share available for common stockholders	$(0.13)	$0.05
Diluted net income (loss) per share available for common stockholders	$(0.13)	$0.03

Basic weighted-average common shares outstanding	16,411,456	15,637,322
Diluted weighted-average common shares outstanding	16,411,456	23,963,383

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.

Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended
	September 30, 2001	September 30, 2000
REVENUE
HyperFeed Services	$6,120,165	$5,997,355
PCQuote Services	2,054,998	6,369,630

TOTAL REVENUE	8,175,163	12,366,985

DIRECT COST OF SERVICES
HyperFeed Services	3,496,993	3,007,227
PCQuote Services	1,880,670	4,508,297

TOTAL DIRECT COST OF SERVICES	5,377,663	7,515,524

GROSS MARGIN	2,797,500	4,851,461

OPERATING EXPENSES
Sales	893,305	1,024,662
General and administrative	1,173,092	1,285,905
Product and market development	1,030,170	1,354,001
Depreciation and amortization	474,829	384,165

TOTAL OPERATING EXPENSES	3,571,396	4,048,733

INCOME (LOSS) FROM OPERATIONS	(773,896)	802,728

OTHER INCOME (EXPENSE)
Interest income	19,561	17,549
Interest expense	(12,451)	(48,989)

NET OTHER INCOME (EXPENSE)	7,110	(31,440)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(766,786)	771,288
INCOME TAXES	(769)	---

INCOME (LOSS) BEFORE MINORITY INTEREST	(766,017)	771,288

Minority interest in subsidiary	---	(4,853)

NET INCOME (LOSS)	(766,017)	766,435
Preferred dividends	(927,455)	---

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	$(1,693,472)	$766,435

Basic net income (loss) per share available for common stockholders	$(0.10)	$0.05
Diluted net income (loss) per share available for common stockholders	$(0.10)	$0.03

Basic weighted-average common shares outstanding	17,347,863	15,668,724
Diluted weighted-average common shares outstanding	17,347,863	23,994,785

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30, 2001	September 30, 2000
Cash Flows From Operating Activities:
Net income (loss)	$(1,142,513)	$725,279
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,235,899	1,273,184
Provision for doubtful accounts	245,000	180,000
Amortization of software development costs	1,514,133	1,870,589
Amortization of value assigned to common stock warrant issued in lieu of cash license fees	1,260,000	1,260,000
Minority interest in subsidiary	(1,829)	984
Changes in assets and liabilities:
Accounts receivable	759,597	(1,410,891)
Prepaid expenses and other current assets	(224,795)	(86,166)
Deposits and other assets	(53,158)	8,439
Accounts payable	114,004	1,147,963
Accrued expenses	(266,251)	(1,252,561)
Income taxes payable	(35,000)	(5,000)
Accrued satellite termination expense	(324,000)	(450,000)
Unearned revenue	(819,583)	408,826

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,261,504	3,670,646
Cash Flows From Investing Activities:
Purchase of property and equipment	(1,490,376)	(1,305,232)
Purchase of Marketscreen, net of cash acquired	(424,009)	---
Software development costs capitalized	(1,224,944)	(919,038)
Issuance of note receivable	(100,000)	---

NET CASH USED IN INVESTING ACTIVITIES	(3,239,329)	(2,224,270)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	148,435	310,533
Principal payments on notes payable	(949,634)	(725,000)

NET CASH USED IN FINANCING ACTIVITIES	(801,199)	(414,467)

Net increase (decrease) in cash and cash equivalents	(1,779,024)	1,031,909
Cash and cash equivalents:
Beginning of the period	2,522,593	1,452,186

End of the period	$743,569	$2,484,095

Supplemental disclosure of non-cash transactions:
Value of stock consideration for acquisition of Marketscreen	$1,147,500	$ ---
Preferred stock dividend paid in common stock	$927,455	$ ---

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

(2) NOTES PAYABLE

On September 3, 1999, the Company’s subsidiary, PCQuote.com, Inc., borrowed $2.0 million from Motorola, Inc. The promissory note bears interest at the prime rate from time to time as announced in the Wall Street Journal (6.0% at September 30, 2001). Payments are due in eight equal installments on a quarterly basis commencing June 30, 2000 through March 31, 2002 and are subject to early repayment upon the closing of an initial public offering of PCQuote’s common stock. The balance, as of September 30, 2001, is $0.5 million.

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

(4) SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has identified two segments within which it operates. The parent Company’s services are principally in the business-to-business sector, while its subsidiary, PCQuote, operates in the business-to-consumer marketplace. The Company evaluates performance and allocates resources based on operating profitability and growth potential. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to the segments for the quarters ended September 30, 2001 and September 30, 2000 is as follows:

	September 30, 2001		September 30, 2000
	Amount	%	Amount	%
Sales to unaffiliated customers:
HyperFeed services	$6,120,165	74.9%	$5,997,355	48.5%
PCQuote services	2,054,998	25.1%	6,369,630	51.5%

Total revenue	$8,175,163	100.0%	$12,366,985	100.0%

Operating income (loss):
HyperFeed services	$346,390	*	$479,401	59.7%
PCQuote services	(1,120,286)	*	323,327	40.3%

Total operating income (loss)	$(773,896)	*	$802,728	100.0%

Identifiable assets:
HyperFeed services	$9,230,863	75.7%	$7,073,916	45.8%
PCQuote services	2,966,526	24.3%	8,382,293	54.2%

Total identifiable assets	$12,197,389	100.0%	$15,456,209	100.0%

* not meaningful

Financial information relating to the segments for the nine months ended September 30, 2001 and September 30, 2000 is as follows:

	September 30, 2001		September 30, 2000
	Amount	%	Amount	%
Sales to unaffiliated customers:
HyperFeed services	$19,503,229	71.7%	$16,250,500	45.5%
PCQuote services	7,683,365	28.3%	19,468,098	54.5%

Total revenue	$27,186,594	100.0%	$35,718,598	100.0%

Operating income (loss):
HyperFeed services	$2,669,709	*	$639,583	76.6%
PCQuote services	(3,823,655)	*	195,362	23.4%

Total operating income (loss)	$(1,153,946)	*	$834,945	100.0%

Identifiable assets:
HyperFeed services	$9,230,863	75.7%	$7,073,916	41.5%
PCQuote services	2,966,526	24.3%	8,382,293	58.5%

Total identifiable assets	$12,197,389	100.0%	$15,456,209	100.0%

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

The purchase price allocation of Marketscreen is as follows:

Fair value of common stock issued	$1,147,500
Cash consideration	400,000
Acquisition fees and expenses	60,109

Total purchase price	$1,607,609
Tangible net assets acquired	(36,100)
Technology	(1,327,239)
Noncompete agreements	(132,724)
Customer Lists	(12,800)
Excess purchase price (goodwill)	$98,746

The fair value of identifiable intangible assets acquired was obtained through an independent appraisal. The identifiable intangible assets acquired will be amortized using the straight-line method over their estimated useful lives of three to five years.

Marketscreen commenced operations during 2000. The following unaudited pro forma summary presents the Company’s results of operations as if the acquisition accounted for as a purchase had occurred at the beginning of the respective year. This summary is provided for information purposes only. It does not necessarily reflect the actual results that could have occurred had the acquisition been as of the beginning of the respective years or of results that may occur in the future.

	For the Nine Months Ended
	September 30, 2001	September 30, 2000
Revenues	$27,186,594	$35,723,340
Net income (loss) available for common stockholders	(2,274,120)	334,104
Basic net income (loss) per share available for common stockholders	$(0.14)	$0.02
Diluted net income (loss) per share available for common stockholders	$(0.14)	$0.01

(7) CONVERSION OF PREFERRED STOCK TO COMMON STOCK

On September 17, 2001, PICO Holdings, Inc. and its affiliates, Citation Insurance Company and Sequoia Insurance Company, converted all of their Series A and Series B convertible preferred stock to HyperFeed common stock.

Under the terms on which the Series A and Series B preferred stock was issued on December 18, 1998, PICO converted 19,075 shares of Series A preferred stock into 3,290,717 shares of HyperFeed common stock. PICO and its affiliates converted 28,791 shares of Series B preferred stock into 4,172,139 shares of HyperFeed common stock. The conversion price was $1.03, being the last reported sale price for HyperFeed common shares at the close of regular trading on Monday, September 10, 2001. As part of the conversion formula, the preferred stockholders were entitled to include all accrued and unpaid dividends. At the time of the conversion, the accumulated dividend was $927,455. Although no cash was paid, accounting treatment for the conversion required the recording of a non-cash preferred dividend in the consolidated results of operations. Also as a result of the conversion, there are no preferred shares outstanding.

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

RECENT BUSINESS DEVELOPMENTS

HyperFeed Technologies Restructures for Institutional Push

On September 24, 2001, HyperFeed announced a major step in positioning the Company for long-term growth. In an effort to stay competitive in today's economic slowdown, the Company completed its streamlining process by shifting its focus to better meet the needs of the institutional market. This resulted in the elimination of 47 employees, representing approximately 30 percent of the Company's workforce.

The majority of positions being eliminated supported HyperFeed's consumer services subsidiary, PCQuote. In the future, PCQuote will focus it efforts on providing its Web services to the business community.

HyperFeed is Market Data Provider to Charles Schwab's StreetSmart Pro And Velocity Trading Software

Schwab Expands Contract for HyperFeed Services

On August 22, 2001, HyperFeed announced that it is the primary provider of streaming real-time market data to Charles Schwab & Co. Inc.'s new StreetSmart Pro® and Velocity™ trading software applications. Schwab's first streaming Nasdaq Level II application, StreetSmart Pro is available to qualified Schwab Signature Platinum customers and offers real-time streaming Nasdaq Level II market maker and ECN quotes, news, interactive technical charting, customizable quote watch lists and time and sales. Velocity trading software is available to Schwab Signature Service Clients and provides users with the ability to customize real-time quote watch lists, make equity trades and monitor their portfolios. Both applications, powered by streaming HyperFeed market data, provide users with access to over 650,000 equity, option and commodity issues.

Schwab had previously been using HyperFeed to supplement the provision of market data to its Internet and on-line service offerings. This announcement marks an expansion of Schwab's contract for services with HyperFeed.

HyperFeed Technologies Selected to Supply Stock Quotes to Nasdaq.com

On August 21, 2001, HyperFeed announced that it was selected by The Nasdaq Stock Market as the primary market data supplier to www.nasdaq.com, Nasdaq's official Web site. HyperFeed's delayed market data was launched on the nasdaq.com Web site in July 2001. Nasdaq.com visitors will see a "powered by HyperFeed" logo when searching for quotes.

RESULTS OF OPERATIONS:

FOR THE NINE MONTHS AND QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000

Total revenue decreased $8.5 million, or 23.9%, to $27.2 million for the nine months ended September 30, 2001, and $4.2 million, or 33.9%, to $8.2 million for the quarter ended September 30, 2001 versus the comparable prior year periods. Our HyperFeed services posted increases for the first nine months of 2001 over 2000 and for the quarter ended September 30, 2001; however, our PCQuote services posted decreases for the same periods. For the first nine months of 2001, HyperFeed service revenue increased $3.3 million, or 20.0%, to $19.5 million from $16.3 million in the same period in 2000. For the quarter ended September 30, 2001, HyperFeed service revenue increased $0.1 million, or 2.0%, to $6.1 million from $6.0 million in 2000. Revenue growth was experienced through increases in analytics subscriptions and datafeed license fees. Revenue from our PCQuote services decreased $11.8 million, or 60.5%, to $7.7 million for the first nine months of 2001 from $19.5 million for the same period in 2000. For the third quarter of 2001, revenue from PCQuote services decreased $4.3 million, or 67.7%, from $6.4 million in 2000 to $2.1 million in 2001. This decline is principally due to the transition of AB Watley, formerly our largest client, from a private-label version of third-party software through PCQuote to a HyperFeed datafeed only customer.

Direct costs of services decreased $6.9 million, or 29.3%, to $16.6 million for the nine months ended September 30, 2001 from $23.5 million for the comparable 2000 period, and decreased $2.1 million, or 28.4%, to $5.4 million for the quarter ended September 30, 2001 from $7.5 million for the comparable 2000 period. Principal components of the decrease were royalties and payments to providers of market data, principally attributable to the transition of AB Watley from PCQuote to HyperFeed. Amortization of software development costs remained unchanged quarter-to-quarter at $0.5 million, and decreased for the nine months from $1.9 million in 2000 to $1.5 million in 2001. Gross margin decreased $1.7 million, or 13.6%, to $10.6 million for the first nine months of 2001 from $12.2 million for the same period in 2000, and $2.1 million, or 42.3%, to $2.8 million for the quarter ended September 30, 2001 from $4.9 million for the comparable 2000 period.

Direct costs associated with HyperFeed services increased from $9.2 million for the nine months ended September 30, 2000 to $10.2 million for the first nine months of 2001, a 10.6% increase. For the quarter ended September 30, 2001, direct costs associated with HyperFeed services were $3.5 million, a 16.3% increase from $3.0 million in the same period of 2000. Increases in datafeed operations, directly attributable to the increase in revenue, were offset by decreases in license and exchange fees related to the September 1, 2000 reduction of the fees charged by Nasdaq NMS for professional subscriptions to their data. Amortization of software development was unchanged at $1.1 million for the first nine months of 2001 and 2000 and at $0.4 million for the quarters ended September 30, 2001 and 2000. For the first nine months of 2001, resulting gross margin increased $2.3 million, or 32.4%, to $9.3 million in 2001 from $7.0 million in 2000. For the quarter ended September 30, 2001, the resulting gross margin for HyperFeed services was $2.6 million, a decrease of 12.3%, from $3.0 million in the third quarter of 2000.

Direct costs associated with PCQuote services decreased to $6.4 million for the first nine months of 2001 from $14.3 million in the comparable 2000 period, a 55.1% decrease. For the quarter ended September 30, 2001, direct costs associated with PCQuote services were $1.9 million, a 58.3% decrease from $4.5 million in the same period of 2000. The transfer of AB Watley from PCQuote’s private-labeled third-party software to a HyperFeed datafeed client substantially reduced royalty and exchange fees, the principal component of direct costs. Software amortization decreased to $0.4 million for the first nine months of 2001 from $0.7 million for the 2000 period, and decreased for the third quarter to $0.1 million for 2001 from $0.2 million for 2000. The gross margin on PCQuote services decreased $3.9 million, or 75.5%, to $1.3 million for the first nine months of 2001 from $5.2 million for the same period of 2000. PCQuote services gross margin decreased $1.7 million, or 90.6%, to $0.2 million for the third quarter of 2001 from $1.9 million for the same 2000 period.

Total operating expense increased $0.3 million, or 2.9% to $11.7 million for the nine months ended September 30, 2001 from $11.4 million for the comparable 2000 period, and decreased $0.5 million to $3.6 million for the quarter ended September 30, 2001 from $4.0 million. The increase for the nine months was due to our consumer marketing campaign, offset by reductions in general and administrative and sales expenses. The decrease for the three months was due to a reduction in our advertising expenditures.

Sales costs decreased $0.2 million, or 6.7%, to $2.9 million for the first nine months of 2001 from $3.1 million for the same 2000 period. For the third quarter of 2001, sales costs were $0.9 million, a $0.1 million, or 12.8%, decrease from $1.0 million for the prior year period. The decrease in sales costs was attributable to a reduction in PCQuote sales personnel, effected in 2000, in addition to a change in the compensation structure.

General and administrative expenses decreased $0.3 million, or 7.6%, to $3.5 million for the first nine months of 2001 from $3.8 million for the first nine months of 2000. For the quarter ended September 30, 2001, general and administrative expenses decreased $0.1 million, or 8.8%, to $1.2 million from $1.3 million for the same quarter in 2000. The decreases were principally due to reductions in professional fees and consulting fees.

Product and market development costs increased $0.9 million, or 26.7%, to $4.1 million for the nine months ended September 30, 2001 from $3.2 million for the comparable 2000 period, and decreased 23.9% to $1.0 million for the quarter ended September 30, 2001 as compared to $1.4 million in same period in 2000. The increase for the nine months was due to our consumer marketing campaign to promote our new services, which was primarily in the second quarter of 2001. The decrease for the three months was due to a reduction in our advertising expenditures.

Depreciation and amortization decreased to $1.2 million for the first nine months of 2001 from $1.3 million for the comparable 2000 period, and increased $0.1 million to $0.5 million for the third quarter of 2001 from $0.4 million for the comparable 2000 period.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash and cash equivalents decreased $1.8 million from year-end 2000 to $0.7 million at the end of the third quarter of 2001. Expenditures for new equipment were $1.5 million, an increase of $0.2 million, or 14.2%, from $1.3 million for the same period in 2000. The increase in expenditures was to support the growth in our business, as well as to enhance our communications and market data processing infrastructures. Capitalized software costs of $1.2 million for the nine months ended September 30, 2001 were 33.3%, higher than the $0.9 million recorded for the same period for 2000, principally due to the development of new applications and services to be introduced this year. There were no new direct borrowings during the nine months, and we repaid $0.2 million of the principal balance on our bank term loan and $0.8 million on our note payable to Motorola, Inc. We received approximately $0.1 million in proceeds from the sale of shares of common stock to employees pursuant to our Employee Stock Purchase Plan and the sale of shares of common stock to employees who exercised options previously granted to them under our 1999 Combined Incentive and Non-Statutory Stock Option Plan.

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

In September 2001, we restructured our operations to increase our focus on the institutional marketplace. As part of the restructuring, we eliminated 47 positions, principally related to our consumer services. The workforce and related reductions are expected to result in savings of approximately $300,000 per month beginning in the fourth quarter of 2001.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) decreased to $2.9 million for the first nine months of 2001 from $5.2 million for the comparable 2000 period, and decreased to $0.7 million for the third quarter of 2001 as compared to $2.1 million for the same period in 2000. We believe our existing capital resources, our ability to access external capital, if necessary, and cash generated from continuing operations are sufficient for working capital purposes for at least the next twelve months.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which applies to legal obligations that are associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that an asset retirement liability be recorded at fair value when an enterprise incurs the legal obligation to retire a long-lived asset. The enterprise also would record the carrying amount of the related long-lived asset and depreciate that asset over its useful life. In subsequent periods, the asset retirement liability would be adjusted to reflect (1) the passage of time and (2) changes in the undiscounted estimates of cash flows that were associated with the initial measurement. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management is currently evaluating the impact that adoption of SFAS 143 will have on its consolidated financial statements.

Also in August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment of Long-Lived Assets” (“SFAS 144”). The new standard supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”).Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required by APB 30. The provisions of SFAS 144 are effective for financial statements beginning after December 15, 2001, but allow for early application. The provisions of SFAS 144 generally are to be applied prospectively; therefore, the adoption of this standard will not affect previously reported financial information. Management is currently evaluating the impact that the adoption of SFAS 144 will have on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine-month period ended September 30, 2001. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first, second and third quarters of 2001, we issued 41,849, 34,346, and 40,151 shares of our common stock, respectively, to employees, who purchased the shares under our Employee Stock Purchase Plan.

During the first and second quarters of 2001, 3,991 and 6,833 shares of our common stock, respectively, were purchased by employees who exercised stock options granted to them under our 1999 Combined Incentive and Non-Statutory Stock Option Plan. No employees exercised stock options during the third quarter of 2001.

On September 17, 2001, PICO Holdings, Inc. and its affiliates, Citation Insurance Company and Sequoia Insurance Company, converted all of their Series A and Series B preferred stock to HyperFeed common stock. PICO converted 19,075 shares of Series A preferred stock into 3,290,717 shares of HyperFeed common stock. PICO and its affiliates converted 28,791 shares of Series B preferred stock into 4,172,139 shares of HyperFeed common stock. The conversion price of both Series A and Series B was $1.03, based on HyperFeed’s closing price on Monday, September 10, 2001.As a result of the conversion, there are no preferred shares outstanding.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

REPORTS ON FORM 8-K

A Form 8-K was filed on September 21, 2001 to report the conversion of all Series A and Series B Preferred Stock held by PICO Holdings, Inc. and its affiliates, Citation Insurance Company and Sequoia Insurance Company, into Common Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

Date:	November 9, 2001

By:	/s/ Jim R. Porter

Jim R. Porter
Chairman and Chief Executive Officer

By:	/s/ John E. Juska

John E. Juska
Chief Financial Officer and Principal Accounting Officer