Form 10-K
period 2001-12-31
HYPERFEED TECHNOLOGIES INC
filed 2002-03-21
CIK 745774

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 0-13093

HYPERFEED TECHNOLOGIES, INC.

Incorporated in the State of Delaware FEIN 36-3131704

300 South Wacker Drive, #300, Chicago, Illinois 60606
Principal Executive Offices

(312) 913-2800
Telephone Number

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of March 14, 2002, the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock as reported by the Nasdaq National Market) on such date held by non-affiliates of the Registrant was approximately $7,700,000.

As of March 14, 2002, there were 23,849,605 shares of Common Stock and no shares of Preferred Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  See Page 3

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART OF FORM 10-K		DOCUMENT

PART I		None

PART II		None

PART III

ITEM 10	Directors and Executive Officers, of the Registrant	Company’s Proxy Statement to be filed in connection with its Annual Meeting of Stockholders

ITEM 11	Executive Compensation	Company’s Proxy Statement to be filed in connection with its Annual Meeting of Stockholders

ITEM 12	Security Ownership of Certain Beneficial Owners and Management	Company’s Proxy Statement to be filed in connection with its Annual Meeting of Stockholders

ITEM 13	Certain Relationships and Related Transactions	Company’s Proxy Statement to be filed in connection with its Annual Meeting of Stockholders

PART IV

ITEM 14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	Exhibits as specified in Item 14 of this Report

HYPERFEED TECHNOLOGIES, INC.

PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

HyperFeed® Technologies, Inc. (“HyperFeed” or the “Company”) is a premier financial market source for today’s financial world and a leading provider of market data and financial technology solutions for professional users, individual investors, Internet content aggregators and institutional firms. HyperFeed provides a solid foundation for portfolio managers, financial institutions and millions of online investors. Known as one of North America’s premier equity and options providers—HyperFeed delivers over 800,000 stock, option and commodity listings via satellite, circuit and the Internet. We are one of the only solutions providers able to consistently deliver full options chains in true real-time. Incorporating IP Multicast technology and proprietary compression techniques, HyperFeed offers recipients the speed and capacity to handle rapidly growing volumes of market data. Proprietary compression allows for more data to be delivered over less bandwidth, saving clients bandwidth costs. In addition to delivering one of the fastest, most complete datafeed available, HyperFeed offers a variety of real-time data, software, and e-business solutions for businesses serving investors and traders. HyperFeed focuses on delivering flexible products to support the unique way customers do business.

GENERAL DEVELOPMENT OF BUSINESS

For more than 20 years, HyperFeed has served as a content and solutions provider to the business-to-business and business-to-consumer financial marketplace. HyperFeed was originally incorporated in Illinois on June 23, 1980 as On-Line Response, Inc. The Company changed its name to PCQuote, Inc. in 1983 and incorporated in Delaware on August 12, 1987. In an effort to focus on the Web site and consumer business, the Company incorporated a subsidiary, PCQuote.com, Inc. (“PCQuote”) in March 1999. In June 1999, the Company changed its name to HyperFeed Technologies, Inc.

HyperFeed uses proprietary collection techniques to process financial market information directly from equities, options, futures, and options on futures exchanges, as well as other financial information sources. The Company consolidates the information and updates a data warehouse of last sale, bid/ask, time and sales, and historical prices for more than 800,000 securities and derivatives issues in real-time. The data warehouse includes information on all North American equities, equity options, major stock indices, Level I Nasdaq-quoted stocks, Level II Nasdaq market-maker quotes, mutual funds, money market funds, futures contracts, and options on futures contracts.

HyperFeed uses the compiled financial information, along with proprietary extraction routines and compression algorithms to create “HyperFeed® market data,” the Company’s IP Multicast digital datafeed. HyperFeed market data is processed at the primary processing facility located at executive offices in Chicago, Illinois. The Company also maintains a back up facility at offices in Aurora, Illinois. HyperFeed market data is distributed to businesses via the Internet, satellite, point-to-point, or frame-relay circuits with a variety of optional analytics packages for customers’ internal use across local or wide area networks or for redistribution. The datafeed then populates databases residing on computer servers at customers’ sites that are continuously and instantaneously updated. This process is often referred to as “real-time streaming data.” Software applications installed on customers’ computers access these populated databases to allow the end user to monitor securities activity and financial information in real-time. HyperFeed’s subsidiary, PCQuote, maintains multiple servers for customers’ real-time access to HyperFeed market data through Internet connections or the World Wide Web. This access provides individual consumers with the same institutional quality financial data without the requirement of purchasing their own on-site server.

HyperFeed derives its revenue from license fees charged for access to HyperFeed market data and HyperFeed market data bundled with analytical software services. The Company’s products and services are used primarily for trading analysis and as a price engine for order routing, order matching, order execution, interactive voice response and alternative trading systems. HyperFeed’s customer base is located primarily in the United States and Canada and consists mainly of financial market data redistributors: securities broker-dealers, on-line brokerage firms, portfolio managers, other financial institutions, Internet Web sites and financial portals. PCQuote services individual and professional investors, in addition to selling advertising space on its Web site, www.pcquote.com.

The following is a description of the principal services that HyperFeed provides.

PRODUCTS AND SERVICES

Our market data products enable clients to maintain their edge by providing technology and services to support their unique trading styles. HyperFeed provides market data, analytic software and software development kits designed specifically to help clients focus on growing their business. HyperFeed provides technology solutions that support individual trading methods.

HYPERFEED MARKET DATA SOLUTIONS

HYPERFEED® MARKET DATA

HyperFeed market data consistently delivers over 800,000 issues via dedicated circuit, frame-relay circuit, satellite and Internet. Because we do not edit data, clients receive a complete datafeed - even full option chains - in true real-time. Incorporating IP Multicast technology and proprietary compression techniques, HyperFeed offers recipients the speed and the capacity to handle rapidly growing volumes of market data.

HyperFeed market data contains:

•                  Last sale, bid/ask, time and sales, and historical prices of more than 800,000 securities and derivatives issues;

•                  Complete options chain information;

•                  Equity indices, mutual funds, money market funds;

•                  Dynamic Nasdaq Level II market maker quotes;

•                  Dow Jones Composite News Service (up to 90-day retrieval of nine wires “Broadtape,” Professional Investor Report, Capital Markets Report, International News Wire, World Equities Report, European Corporate Report, Electronic Wall Street Journal, International Petroleum Reports, Federal Filings); and

•                  Multiple levels of fundamental data.

Powered by HyperFeed market data, our other products and services capitalize on the speed and completeness of our data to access, view and utilize the financial content we provide to our clients.

HYPERSERVER®

Our Compaq co-branded HyperServer™ performs all data processing at the client site and makes HyperFeed market data available for use with desktop and Web applications. HyperFeed’s Microsoft® Windows NT® HyperServer works as an independent solution at clients’ sites to manage the massive intake, processing and dissemination of real-time HyperFeed market data. Running proprietary HyperServer software, the HyperServer decompresses and decrypts the HyperFeed broadcast, maintains the database, and makes events/databases available to HyperFeed, third party or a client’s own application. Designed specifically for real-time data management, the HyperServer allows for optimal client workstation performance. Our HyperServer is capable of performing under severe market conditions and designed specifically to handle rapidly rising volumes of real-time data.

HYPERFEED® SDK

HyperFeed’s SDK (Software Development Kit) allows clients to integrate all of HyperFeed’s robust database content into their own financial applications. Our HyperFeed SDK provides developers with the necessary tools for easy integration of HyperFeed market data into proprietary software and Web based applications. HyperFeed SDK is a complete toolkit, including a variety of programming interfaces, documentation, sample code, an API (Application Programming Interface), as well as CGI (Common Gateway Interface) and ActiveX programming tools. Our HyperFeed SDK is compatible with a variety of programming languages and platforms, including:

•                  Microsoft® Windows NT®

•                  LINUX®

•                  UNIX®

•                  JAVA®

•                  COM

HYPERFEED EXCHANGE HANDLER™

As a complete, on-site financial market data processing solution, HyperFeed Exchange Handler provides businesses with the capability to receive and manage real-time data lines directly from an exchange and/or produce a proprietary datafeed with customized local or global content. The Exchange Handler reduces latency associated with traditional market data delivery and most importantly, ensures that labor-intensive exchange messages (cancels, corrections, splits, etc.) are automatically processed. The result is a HyperFeed-quality datafeed that is fast and complete. Essentially a “mini’ version of a full tickerplant, Exchange Handler has all of the data processing capabilities at a fraction of the infrastructure and development costs.

HYPERFEED DATA DISPLAY SOLUTIONS

HyperFeed licenses high-end applications to subscribers for the purpose of viewing, analyzing and manipulating HyperFeed’s robust financial market content.

HYPERVIEWTM

HyperFeed’s proprietary display software, HyperView, is a collection of individual financial analysis components that can be independently opened from the Launcher bar on the user’s desktop. User-friendly, flexible and customizable, HyperView components collectively create a full-scale real-time trading center. HyperView includes quote grids, tickers, alarms, Nasdaq Level II market maker screens, options, charts, analytics, time and sales, name look up and a spreadsheet download feature for use with Microsoft Excel and other spreadsheet programs. Powered by HyperFeed market data, HyperView is available for use by individuals and corporations and can be private-labeled for internal or external redistribution.

HYPERFEED ONLINE BUSINESS SOLUTIONS

HYPERFEED HYPERSCRIPT

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

HYPERFEED WEBTEMPLATES

WebTemplates allows clients to create their own “private label” Web sites with many of the features of our own Web sites. These templates are created, hosted and maintained by HyperFeed. WebTemplates includes a variety of quote tools, both delayed and real-time, as well as a variety of news and research and analytical tools from our third-party vendors. Utilizing standard templates, the actual Web pages that house the data applications are hosted at HyperFeed and accessed by the client through a simple series of links over the Web. WebTemplates features the following tools: Detailed Quote, Multiple Quote, Portfolio, Markets at a Glance, Detailed Indices, Top Ten and Option Strings.

HYPERFEED QUOTEOBJECTS

With QuoteObjects, clients can choose any mix of indices and issues to display on their Web sites. Selections include the Dow, S&P, NASDAQ Composite, or any of the thousands of available indices or publicly traded companies. Based on those selections, HyperFeed creates customized Web objects that run within the client’s site. With QuoteObjects, clients can provide end-users with current financial market data while spending virtually no time or money on development.

HYPERFEED IRXPRESS

HyperFeed’s IRxpress enables publicly traded companies to easily display company stock performance information directly from their own Web site. With Irxpress, clients can give current and prospective investors an informative, up-to-date snapshot of stock performance without spending large sums of time and money on internal development and maintenance.

NEOSPHERE DB™

A turnkey online account management system, Neosphere DB (database) provides businesses with the back office processing capabilities to set up, invoice and maintain Internet clients using applications powered by HyperFeed market data. Neosphere DB was designed to interface with an existing back office system. Features include: complete account administration, reporting and online billing, easy sorting and searching capabilities, database capacity for unlimited records. Neosphere DB allows for access from multiple locations through its browser-based software and makes it easy to configure and customize client data.

MARKETSCREEN ANALYTIC SOLUTIONS

HYPERFEED MARKETSCREEN®

MarketScreen is a powerful online financial analytic engine that provides investors with comprehensive stock screening, market alerts, charts and much more. Clients can choose from over 1,000 different technical, momentum or chart-pattern events to run the screening process. Based on these criteria, MarketScreen generates easy-to-use reports categorized by stock market exchange and market capitalization to indicate possible investment opportunities. Institutional clients can private-label MarketScreen to create their own analytical screening tool.

PCQUOTE INVESTMENT AND BUSINESS SOLUTIONS

Our consumer division, PCQuote, offers investors a variety of software and Web products powered by HyperFeed market data. PCQuote clients may choose from a broad range of display applications, including: PCQuote Orbit®, Mercenary, Portfolio Navigator™ and MarketSmart. PCQuote Orbit gives subscribers real-time access to market quotations delivered via an Internet-enabled desktop service. Mercenary is our real-time technical market software application, designed to track market momentum. Portfolio Navigator, a unique new investment tool, provides expert online guidance for specific individual stock and mutual fund portfolios. MarketSmart, our subscription Web-based application, offers real-time, snapshot market quotations. PCQuote also offers clients many business solutions, including WebTemplates, HyperScript and QuoteObjects, which are branded by HyperFeed as well. In addition, the PCQuote Web site, www.pcquote.com, provides access to delayed quotes, news, research and analytical tools, along with a broad range of in-depth financial information.

PATENTS, TRADEMARKS AND LICENSES

Our proprietary software is protected from unauthorized use by the U.S. Copyright Act and trade secret laws, and all distributed copies of the software and supporting materials bear a copyright notice. We also attempt to protect our rights in proprietary software by entering into license agreements with customers and suppliers and confidentiality and non-disclosure agreements with our employees and other third parties. We use security measures to restrict access to our services to only those with proper password identification. As an additional safeguard, we retain source code and provide only object code bearing a copyright notice to third party users of our proprietary software.

The following are trademarks we use in our business:

•                  HyperFeed® and the HyperFeed logos® are registered trademarks of HyperFeed Technologies, Inc.

•                  HyperServer™ is a trademark of HyperFeed Technologies, Inc.

•                  HyperFeed SmarTicker™ is a trademark of HyperFeed Technologies, Inc.

•                  Apogee™ is a trademark of HyperFeed Technologies, Inc.

•                  It’s All About the Data™ is a trademark of HyperFeed Technologies, Inc.

•                  Neosphere™ is a trademark of HyperFeed Technologies, Inc.

•                  Neosphere DB™ is a trademark of HyperFeed Technologies, Inc.

•                  PCQuote™, PCQuote.com™ and the PCQuote logos™ are trademarks of PCQuote.com, Inc.

•                   PCQuote Orbit™ is a trademark of PCQuote.com, Inc.

•                   PCQuote.com Orbit® is a registered trademark of PCQuote.com, Inc.

COMPETITION

The market for the provision of real-time streaming financial information such as equities, commodities, futures and options quotations, and news through services and software applications similar to those we provide includes a large number of competitors and is subject to rapid change. We believe our primary competitors include Reuters, Bloomberg, the ILX unit of Thomson Corporation, and the Comstock unit of Standard & Poors. These competitors have significantly greater financial, technical and marketing resources and greater name recognition than we do.

HyperFeedbelieves that several factors differentiate us from our better-known competitors. HyperFeed focuses solely on providing market data, while its competition, consisting of primarily large media companies, devotes only a small part of their business to data services. HyperFeed offers technology solutions to allow our clients the flexibility to be vendor neutral, while still providing various levels of consulting and financial technology solutions. HyperFeed also offers customized data delivery solutions and the flexibility to work with each client’s needs.

SEASONALITY

We have not experienced any material seasonal fluctuations in our business. Barring any prolonged period of investor inactivity in trading securities, we do not believe that seasonality is material to our business activities.

RESEARCH AND DEVELOPMENT

Our systems development personnel expend their time and effort developing new software programs and high-speed data delivery systems and expanding or enhancing existing ones. Development efforts are focused on providing a solution to the informational and analytical needs of the institutional marketplace. Our investment in software development consists primarily of:

•                  Enhancements to our existing Windows-based private network and Internet services;

•                  Development of new data analysis software and programmer tools; and

•                  Application of new technology to increase the data volume and delivery speed of our distribution system.

During the fiscal years ended December 31, 2001, 2000 and 1999, we expensed $1,120,124, $1,794,228 and $1,070,346, respectively, for research and development.

ENVIRONMENT

Compliance with Federal, state, and local provisions with respect to the environment has not had a material adverse effect on our capital expenditures, earnings, or competitive position.

EMPLOYEES

As of December 31, 2001, we employed 93 people and PCQuote employed 5 people, none of whom are represented by a collective bargaining unit. We believe we have a satisfactory relationship with our employees. From time to time, we use the services of outside consultants on an hourly basis.

GOVERNMENT CONTRACTS

We have no material contracts with the Government.

BACKLOGS

Due to the nature of our business, backlogs are not a typical occurrence in our industry.

MAJOR CUSTOMERS

We did not have any customers that accounted for 10% or more of consolidated revenue in 2001. Revenues from AB Watley, our largest customer in 2000, represented approximately 21% of the Company’s consolidated revenues for that year. We did not have any customers that accounted for 10% or more of consolidated revenue in 1999.

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

We also lease approximately 9,000 square feet of office space on the 20th floor of 300 South Wacker Drive, Chicago, Illinois through May 2004 and 11,000 square feet of office space at two sites in Aurora, Illinois, through March 2005. The lease for 3,000 square feet of office space in New York City expires in July 2002. (See Note 7 of the Notes to Consolidated Financial Statements.)

ITEM 3.  LEGAL PROCEEDINGS

In November 2001, the Company filed a collection suit to recover approximately $448,000 in unpaid invoices from Andover Brokerage, LLC and Andover Brokerage Corporation. This suit was filed in the Circuit Court of Cook County, Illinois. On February 28, 2002, the defendants filed an answer and counterclaim. The counterclaim seeks an unspecified amount in alleged credits that were not applied to the debt owed or, in the alternative, rescission of the Standard License Agreements entered into with the Company because of alleged fraud by the Company. The defendants also claim $1.0 million in punitive damages. The Company denies the allegations by the defendants, believes the counterclaim is a device intended to avoid payment of amounts owed, and intends to move forward with its collection efforts.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol “HYPR.”

The following tables show for 2001 and 2000 the high and low sales prices of our common stock for the periods indicated, as reported by the Nasdaq National Market.

2001 QUARTERLY INFORMATION	HIGH	LOW
First	$2.969	$1.438
Second	3.220	1.438
Third	2.160	0.800
Fourth	1.050	0.540

2000 QUARTERLY INFORMATION	HIGH	LOW
First	$10-1/4	$4-1/2
Second	6-17/32	2-3/4
Third	4-15/16	2-1/4
Fourth	3-1/8	1-13/32

As of February 28, 2002, we had 432 stockholders of record of our common stock.

DIVIDEND POLICY

We have not paid dividends on our common stock and do not currently plan to do so in the near future.

In December 1998, we issued preferred stock to PICO Holdings, Inc. and its affiliates (“PICO”) that has a dividend rate of 5%. The preferred dividends were cumulative. (See Note 3 of the Notes to Consolidated Financial Statements.)

On September 17, 2001, PICO Holdings, Inc. and its affiliates, Citation Insurance Company and Sequoia Insurance Company, converted all of their Series A and Series B convertible preferred stock to HyperFeed common stock.

Under the terms on which the Series A and Series B preferred stock was issued on December 18, 1998, PICO converted 19,075 shares of Series A preferred stock into 3,290,717 shares of HyperFeed common stock. PICO and its affiliates converted 28,791 shares of Series B preferred stock into 4,172,139 shares of HyperFeed common stock. The conversion price was $1.03, representing the last reported sale price for HyperFeed common shares at the close of regular trading on Monday, September 10, 2001. As part of the conversion formula, the preferred stockholders were entitled to include all accrued and unpaid dividends. At the time of the conversion, the accumulated accrued and unpaid dividends totaled $927,455. Although no cash was paid, the accounting treatment for the conversion required the recording of a non-cash preferred dividend in the consolidated results of operations. Also as a result of the conversion, there are no preferred shares outstanding.

ITEM 6. SELECTED FINANCIAL DATA

	2001	2000	1999	1998	1997
INCOME DATA:
Net revenue	$33,345,717	$46,446,887	$33,128,059	$23,045,533	$17,119,372
Operating income (loss)	$(1,453,280)	$1,875,851	$(9,352,153)	$(4,699,426)	$(8,920,726)
Income (loss) before minority interest and income taxes	$(1,417,765)	$1,756,116	$(9,511,228)	$(6,445,595)	$(11,135,654)
Net income (loss)	$(1,445,167)	$1,723,156	$(9,431,698)	$(6,449,208)	$(11,141,416)
Net income (loss) available for common stockholders	$(2,372,622)	$1,723,156	$(9,431,698)	$(7,468,146)	$(11,141,416)

BALANCE SHEET DATA:

Total assets	$10,374,755	$14,326,260	$15,295,184	$10,053,367	$10,536,448
Long term obligations	$107,163	$667,183	$2,290,511	$921,781	$2,833,734
Stockholders’ equity	$6,570,950	$6,692,535	$4,597,633	$2,915,271	$66,329

PER SHARE DATA:
Basic net income (loss) available for common stockholders	$(0.13)	$0.11	$(0.63)	$(0.57)	$(1.33)
Diluted net income (loss) available for common stockholders	$(0.13)	$0.08	$(0.63)	$(0.57)	$(1.33)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION – SAFE HARBOR DISCLOSURE

The following discussion and analysis contains historical information. It also contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, particularly in reference to statements regarding our expectations, plans and objectives. You can generally identify forward-looking statements by the use of the words “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” or similar language. Forward-looking statements involve substantial risks and uncertainties. You should give careful consideration to cautionary statements made in this discussion and analysis. We base our statements on our current expectations. Forward-looking statements may be impacted by a number of factors, risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Our filings with the Securities and Exchange Commission identify factors that could cause material differences. Among these factors are our ability to:

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

RECENT BUSINESS DEVELOPMENTS

HyperFeed Announces Compatibility with SunGard’s MicroHedge

On February 25, 2002, HyperFeed announced its connectivity with MicroHedge’s real-time options analytics tool used by professional traders and risk managers. MicroHedge is an operating unit of SunGard (NYSE: SDS).

HyperFeed Technologies Selects AT&T as Its Web Hosting Services Provider

On February 26, 2002, HyperFeed announced that it has selected AT&T as its Web hosting services provider. HyperFeed will move the majority of its Internet hosting solutions to AT&T’s facility in Lisle, Illinois. HyperFeed’s monitoring and development will continue to operate from HyperFeed’s headquarters in Chicago, Illinois.  AT&T’s continuum of managed Web hosting services is designed to support a range of hosted infrastructure needs from managing the network to managing the performance of business applications. AT&T’s full suite of managed hosting services includes performance management, applications management, database management, hardware and operating system management, intelligent content distribution service, high availability data and computing services, storage services, managed security and firewall services, and load balancing across multiple data center locations.

HyperFeed Technologies Restructures for Institutional Push

On September 24, 2001, HyperFeed announced a major step in positioning the Company for long-term growth. In an effort to stay competitive in a period of economic slowdown, the Company completed its streamlining process by shifting its focus to better meet the needs of the institutional market. This resulted in the elimination of 47 employees,.

The majority of positions being eliminated supported HyperFeed’s consumer services subsidiary, PCQuote. PCQuote will focus its efforts on providing its Web services to the business community.

RESULTS OF OPERATIONS FOR 2001 COMPARED TO 2000

Total revenue decreased $13.1 million, or 28.2%, to $33.3 million in 2001 from $46.4 million in 2000. Our HyperFeed services posted increases in 2001 over 2000; however, our PCQuote services posted decreases for the same period. HyperFeed services revenue increased $1.9 million, or 8.4%, to $24.6 million in 2001 from $22.7 million in 2000. Revenue growth was achieved through increases in datafeed license fees. Revenue from PCQuote services decreased $15.0 million, or 63.2%, to $8.7 million in 2001 from $23.7 million in 2000. The decrease is principally due to (i) the transition of AB Watley, formerly our largest client, from a private-label version of third-party software through PCQuote to a HyperFeed datafeed only customer and (ii) the transfer at the end of the third quarter 2001 of PCQuote 6.0 RealTick Internet customers to Townsend Analytics, Ltd. (“Townsend”).

On July 31, 2001, PCQuote and Townsend entered into an agreement to terminate their Software License and Distributor Agreement dated May 28, 1999. PCQuote subsequently entered into a new agreement with Townsend to market the Internet version of the software application currently marketed as PCQuote 6.0 RealTick. Under the new agreement, Townsend will provide the services, formerly provided by PCQuote, to our existing subscribers of its software and pay to PCQuote a portion of the license fee collected from those subscribers and new subscribers referred through PCQuote. The new agreement replaced the prior agreement between Townsend Analytics and the Company’s subsidiary, PCQuote.

Direct costs of services decreased $9.3 million, or 31.2%, to $20.4 million in 2001 from $29.7 million in 2000. Principal components of the decrease were royalties and payments to providers of market data, principally attributable to the transition of AB Watley from PCQuote to HyperFeed and to the transfer of PCQuote 6.0 RealTick to Townsend. Amortization of software development costs decreased $0.4 million, or 14.5%, to $2.1 million in 2001 from $2.4 million in 2000. Also included in direct costs is amortization of prepaid license fees as a result of the value assigned to the warrant issued in April 1999 to CNNfn in exchange for the three-and-a-half year license agreement with PCQuote. This amortization was $1.7 million for both 2001 and 2000, and the remaining $1.3 million balance at December 31, 2001 is scheduled to be fully amortized by October 2002.

The resulting gross margin decreased $3.8 million, or 23.0%, to $12.9 million in 2001 from $16.8 million in 2000. As a percentage of revenue, gross margin increased to 38.7% in 2001 from 36.1% in 2000. The increase in percentage gross margin is attributable to (i) the transition of AB Watley from PCQuote to HyperFeed, (ii) the transfer of PCQuote 6.0 RealTick to Townsend, and (iii) an increased sales focus on higher margin datafeed services.

Direct costs associated with HyperFeed services increased $0.7 million, or 6.0%, to $13.1 million in 2001 from $12.3 million in 2000. Increases in datafeed operations, directly attributable to the increase in revenue, were offset to a degree by decreases in license and exchange fees related to the September 1, 2000 reduction of the fees charged by Nasdaq NMS for professional subscriptions to their data. Amortization of software development costs increased to $1.6 million in 2001 from $1.5 million in 2000. The resulting gross margin on HyperFeed services increased 11.2%, to $11.5 million in 2001 from $10.4 million in 2000. HyperFeed services gross margin as a percentage of HyperFeed services revenue increased to 46.9% in 2001 from 45.7% in 2000.

Direct costs associated with PCQuote services decreased $10.0 million, or 57.6%, to $7.4 million in 2001 from $17.4 million in 2000. The transfer of AB Watley from PCQuote’s private-labeled third-party software to a HyperFeed datafeed client and the transfer of PCQuote 6.0 RealTick to Townsend substantially reduced royalty and exchange fees, the principal component of direct costs. Amortization of previously capitalized software development costs decreased to $0.5 million in 2001 from $0.9 in 2000. Previously capitalized software development costs for PCQuote services were fully amortized as of December 31, 2001.

Total operating expenses decreased $0.5 million, or 3.5%, to $14.4 million in 2001 from $14.9 million in 2000. An increase due to our consumer marketing campaign was offset by reductions in general and administrative and sales expenses.

Sales costs decreased 13.0%, to $3.4 million in 2001 from $3.9 million in 2000. The decrease in sales costs was attributable to a change in the compensation structure for institutional sales force and the elimination of our consumer sales force.

General and administrative expenses decreased $0.4 million, or 7.9%, to $4.5 million in 2001 from $4.9 million in 2000. The decrease was principally due to a reduction in incentive compensation.

Product and market development costs increased $0.3 million, or 7.6%, to $4.7 million in 2001 from $4.4 million in 2000. The increase was due to our consumer marketing campaign undertaken primarily in the second quarter of 2001.

Depreciation and amortization remained unchanged at $1.7 million 2001 and 2000.

Interest expense decreased to $0.1 million in 2001 from $0.2 million in 2000. Interest expense consists of interest on our bank term loan, which was repaid in full in the third quarter of 2001, and interest on PCQuote’s $2.0 million borrowing from Motorola, Inc., which has one installment of $250,000 remaining as of December 31, 2001.

RESULTS OF OPERATIONS FOR 2000 COMPARED TO 1999

Total revenue increased $13.3 million, or 40.2%, to $46.4 million in 2000 from $33.1 million in 1999. Our HyperFeed services and PCQuote services both posted increases in 2000 over 1999. HyperFeed services revenue increased $5.0 million, or 28.1%, to $22.7 million in 2000 from $17.7 million in 1999. Revenue growth was achieved through increases in analytics subscriptions and datafeed license fees to existing, as well as new customers, such as Charles Schwab and National Discount Brokers. Revenue from PCQuote services increased $8.3 million, or 54.2%, to $23.7 million in 2000 from $15.4 million in 1999. The increase is principally due to the growth of our then largest customer, AB Watley, who grew from less than 10% of our revenue in 1999 to approximately 21% of our revenue in 2000.

Direct costs of services increased $4.2 million, or 16.6%, to $29.7 million in 2000 from $25.5 million in 1999. Principal components of the increase were royalties and payments to providers of market data, directly attributable to the growth of our then largest customer. Amortization of software development costs remained the same at $2.4 million in 2000 and 1999. Also included in 2000 is a $1.7 million non-cash charge, versus $1.2 million in 1999, for the amortization of prepaid license fees as a result of the value assigned to the warrant issued in April 1999 to CNNfn in exchange for the three-and-a-half year license agreement with PCQuote.

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

Direct costs associated with PCQuote services increased $4.6 million, or 35.9%, to $17.4 million in 2000 from $12.8 million in 1999. Increases in license and exchange fees, directly attributable to the increase in revenue, were the principal components of the increase in direct costs. Amortization of previously capitalized software development costs decreased to $0.9 million in 2000 from $1.1 million in 1999. The gross margin on PCQuote services increased $3.8 million, or 143.5%, to $6.4 million in 2000 from $2.6 million in 1999. PCQuote services gross margin as a percentage of PCQuote services revenue increased to 26.9% in 2000 from 17.0% in 1999.

Total operating expenses decreased $2.1 million, or 12.5%, to $14.9 million in 2000 from $17.0 million in 1999. The two primary factors that contributed to the decrease were (1) the $1.4 million one-time charge in 1999 for the early termination of our old satellite distribution contract, which had the potential to run through August 2006 at a cost of $56,000 per month; and (2) the $1.8 million charge in 1999 for costs related to the PCQuote initial public offering that we decided not to pursue due to market conditions.

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

Interest expense increased to $0.2 million in 2000 from $0.1 million in 1999. Interest expense in 2000 consists of interest on our bank term loan and interest on PCQuote’s $2.0 million borrowing from Motorola, Inc. in September 1999.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilites at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts and intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS:  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for services.  We analyze accounts receivable, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

VALUATION OF INTANGIBLE ASSETS AND SOFTWARE DEVELOPMENT COSTS:  We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends.  The Company assesses the recoverability of its software development costs against estimated future revenue over the estimated remaining economic life of the software.

LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents decreased $1.9 million to $0.6 million at the end of 2001 from the end of 2000. Expenditures for property and equipment were $1.6 million in 2001, a decrease of $0.5 million from 2000. In 2000, we spent approximately $0.4 million to build out new office facilities at our expanded Aurora, Illinois location. Capitalized software development costs of $1.6 million were $0.3 million, or 22.8%, higher for the year ended December 31, 2001, compared to the prior year, principally due to the development of new applications and services to be introduced in 2002. There were no new direct borrowings during 2001, and we repaid $0.2 million of the principal balance on our bank term loan and $1.0 million on our note payable to Motorola, Inc. We received approximately $0.2 million in net proceeds from the sale of shares of common stock to employees pursuant to our Employee Stock Purchase Plan and the sale of shares of common stock to employees who exercised options previously granted to them under our 1999 Combined Incentive and Non-Statutory Stock Option Plan.

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

In the second quarter of 2001, HyperFeed acquired certain assets of Marketscreen.com, Inc. (“Marketscreen”) for $100,000 and 450,000 shares of HyperFeed common stock and, in conjunction with the Marketscreen acquisition, acquired certain assets of Lasdorf Corporate Services, Inc. (“Lasdorf”) for $300,000. The 450,000 shares of HyperFeed common stock are held in escrow. The ultimate payout of such shares is subject to certain restrictions as defined within the asset purchase agreement.

In the second quarter of 2001, HyperFeed loaned $100,000 to Quantitative Science Technologies, LLC (“QST”) in connection with its agreement to develop and provide a Web-based, portfolio management tool to HyperFeed’s PCQuote customers. HyperFeed received a warrant to purchase a 5% interest of QST at an aggregate exercise price of $.01 and an exercise term of ten years. No value was assigned to the warrant.

In September 2001, we restructured our operations to increase our focus on the institutional marketplace. As part of the restructuring, we eliminated 47 positions, principally related to our consumer services. The workforce and related reductions resulted in savings of approximately $300,000 per month beginning in the fourth quarter of 2001.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) was a positive $4.0 million for 2001. We believe our existing capital resources, cash generated from continuing operations, and our ability to access external capital, if necessary, are sufficient for working capital purposes.

As we have previously reported, we have explored multiple alternatives that may be available for the purpose of enhancing stockholder value, including a merger, a spin-off or sale of all or part of our business, a strategic relationship or joint venture with another technology or financial services firm and equity financing. We continue to explore opportunities to enhance stockholder value.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which supersedes APB Opinion No. 17, “Intangible Assets”. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date.

In 2002, SFAS No. 142 became effective and as a result, we will cease to amortize approximately $86,000 of goodwill. We had recorded approximately $12,000 of amortization expense on these amounts during 2001 and would have recorded approximately $20,000 of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment of Long-Lived Assets” (“SFAS 144”). The new standard supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required by APB 30. The provisions of SFAS 144 are effective for financial statements beginning after December 15, 2001, but allow for early application. The provisions of SFAS 144 generally are to be applied prospectively; therefore, the adoption of this standard will not affect previously reported financial information. Management is currently evaluating the impact that the adoption of SFAS 144 will have on its consolidated financial statements.

OTHER

We do not believe general inflation materially impacts our sales and operating results. We do not expect that current tax legislation will significantly affect our future financial position, liquidity or operating results.

At December 31, 2001, we had Federal income tax net operating loss carryforwards of approximately $22,878,000 for Federal income tax purposes and approximately $22,393,000 for the alternative minimum tax. The net operating loss carryforwards will expire, if not previously utilized, as follows: 2002: $560,000; 2003: $79,000; 2004: $576,000; 2005: $1,557,000; 2006: $301,000 and thereafter $19,805,000. (See Note 6 of the Notes to Consolidated Financial Statements.)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PCQuote has a promissory note ($250,000 at December 31, 2001) that has an interest rate equal to the prime rate announced in the Wall Street Journal. We are exposed to market risk as the prime rate is subject to fluctuations in the market. We do not believe the market risk is material to our financial statements. At December 31, 2001, we had excess cash invested in a money market account. We do not expect any material loss, if at all, on this investment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, the information called for by this Item is incorporated herein by reference to the “Table of Contents” that appears elsewhere in this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants that would require disclosure in this Report.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about HyperFeed directors and executive officers will be included in our proxy statement for our 2002 annual meeting of stockholders. This information is incorporated by reference to that proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION

Information about HyperFeed executive compensation will be included in our proxy statement for our 2002 annual meeting of stockholders. This information is incorporated by reference to that proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information about security ownership of certain beneficial owners and management will be included in our proxy statement for our 2002 annual meeting of stockholders. This information is incorporated by reference to that proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and related transactions will be included in our proxy statement for our 2002 annual meeting of stockholders. This information is incorporated by reference to that proxy statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1. Financial Statements

Our consolidated financial statements are included in Item 8 of this report.

2. Financial Statement Schedule

The consolidated financial statement schedule for the valuation and qualifying accounts is included in Item 8 of this report.

(b)   REPORTS ON FORM 8-K:

There were no reports on Form 8-K filed during the fourth quarter of the period covered by this report.

(c)   EXHIBITS

3(a)	Articles of Incorporation of Company, incorporated by reference to Appendix B of Company’s Proxy Statement dated July 2, 1987.

3(b)	By-laws of the Company, as amended and restated, incorporated by reference to Exhibit 3(b) to Company’s Annual Report on Form 10-K for the year ended December 31, 1987.

3(c)

Certificate of Amendment, dated as of October 22, 1997, to Company’s Certificate of Incorporation, incorporated by reference to Exhibit 4.12 of the Company’s Report on Form 10-Q for the quarter ended September 30, 1997.

3(d)

Certificate of Amendment, dated as of December 18, 1998, to Company’s Certificate of Incorporation, incorporated by reference to Exhibit 3(d) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

3(e)

Certificate of Amendment, dated as of June 18, 1999, to Company’s Certificate of Incorporation, incorporated by reference to Exhibit 3(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

4(a)	Specimen Common Share Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-18, Commission File No. 2-90939C.

4(b)

$2,500,000 Convertible Subordinated Debenture due 2001 issued by the Company to Physicians Insurance Company of Ohio, Inc., incorporated by reference to Exhibit 4(b) to Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

4(c)

Form of First Amendment to Convertible Subordinated Debenture and Debenture Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 10-Q for the quarter ended June 30, 1997.

4(d)

Form of Loan and Security Agreement dated as of May 5, 1997 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarter ended June 30, 1997.

4(e)	Form of Promissory Note made by the Company to the order of PICO Holdings, Inc., incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 10-Q for the quarter ended June 30, 1997.

4(f)

Form of Common Stock Purchase Warrant for 640,000 shares of the Company’s Common Stock issued to PICO Holdings, Inc., incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 10-Q for the quarter ended June 30, 1997.

4(g)

Form of First Amendment to Loan and Security Agreement dated as of August 8, 1997 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 10-Q for the quarter ended June 30, 1997.

4(h)

Form of Common Stock Purchase Warrant for 500,000 shares of the Company’s Common Stock issued to PICO Holdings, Inc., incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 10-Q for the quarter ended June 30, 1997.

4(i)

Form of Second Amendment to Loan and Security Agreement dated as of September 22, 1997 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 1997.

4(j)

Form of Common Stock Purchase Warrant for 129,032 shares of the Company’s Common Stock issued to PICO Holdings, Inc., incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 1997.

4(k)

Form of Stock and Warrant Purchase Agreement dated as of October 15, 1997 between the Company and Imprimis Investors LLC and Wexford Spectrum Investors LLC, incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 1997.

4(l)

Form of Common Stock Purchase Warrant for 350,000 shares of the Company’s Common Stock issued to Imprimis Investors LLC, incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 10-Q for the quarter ended September 30, 1997.

4(m)

Form of Common Stock Purchase Warrant for 150,000 shares of the Company’s Common Stock issued to Wexford Spectrum Investors LLC, incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 10-Q for the quarter ended September 30, 1997.

4(n)

Form of Common Stock Purchase Warrant for 101,500 shares of the Company’s Common Stock issued to Imprimis Investors LLC, incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 10-Q for the quarter ended September 30, 1997.

4(o)

Form of Common Stock Purchase Warrant for 43,500 shares of the Company’s Common Stock issued to Wexford Spectrum Investors LLC, incorporated by reference to Exhibit 4.5 of the Company’s Report on Form 10-Q for the quarter ended September 30, 1997.

4(p)

Form of Common Stock Purchase Warrant for 38,500 shares of the Company’s Common Stock issued to Imprimis Investors LLC, incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 10-Q for the quarter ended September 30, 1997.

4(q)

Form of Common Stock Purchase Warrant for 16,500 shares of the Company’s Common Stock issued to Wexford Spectrum Investors LLC, incorporated by reference to Exhibit 4.7 of the Company’s Report on Form 10-Q for the quarter ended September 30, 1997.

4(r)

Form of Common Stock Purchase Warrant for 175,000 shares of the Company’s Common Stock issued to Imprimis Investors LLC, incorporated by reference to Exhibit 4.8 of the Company’s Report on Form 10-Q for the quarter ended September 30, 1997.

4(s)

Form of Common Stock Purchase Warrant for 75,000 shares of the Company’s Common Stock issued to Wexford Spectrum Investors LLC, incorporated by reference to Exhibit 4.9 of the Company’s Report on Form 10-Q for the quarter ended September 30, 1997.

4(t)

Form of Common Stock Purchase Warrant for 35,000 shares of the Company’s Common Stock issued to Imprimis Investors LLC, incorporated by reference to Exhibit 4.10 of the Company’s Report on Form 10-Q for the quarter ended September 30, 1997.

4(u)

Form of Common Stock Purchase Warrant for 15,000 shares of the Company’s Common Stock issued to Wexford Spectrum Investors LLC, incorporated by reference to Exhibit 4.11 of the Company’s Report on Form 10-Q for the quarter ended September 30, 1997.

4(v)

Form of Third Amendment to Loan and Security Agreement dated as of December 30, 1997 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 4(v) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

4(w)

Form of Fourth Amendment to Loan and Security Agreement dated as of February 5, 1998 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 4(w) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

4(x)

Form of Fifth Amendment to Loan and Security Agreement dated as of March 10, 1998 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 4(x) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

4(y)

Form of First Amendment to the Amendment of the Convertible Subordinated Debenture Agreement, dated as of March 30, 1998, incorporated by reference to Exhibit 4(a) of the Company’s Report on Form 10-Q for the quarter ended March 31, 1998.

4(z)

Form of Sixth Amendment to Loan and Security Agreement dated as of May 5, 1998 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 4(b) of the Company’s Report on Form 10-Q for the quarter ended March 31, 1998.

4(aa)

Form of Amendment No. 2 to the Amendment of the Convertible Subordinated Debenture Agreement, dated as of May 11, 1998, incorporated by reference to Exhibit 4(c) of the Company’s Report on Form 10-Q for the quarter ended March 31, 1998.

4(ab)

Form of Seventh Amendment to Loan and Security Agreement dated as of June 1, 1998 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 4(a) of the Company’s Report on Form 10-Q for the quarter ended June 30, 1998.

4(ac)

Form of Amendment No. 3 to the Amendment of the Convertible Subordinated Debenture Agreement, dated as of July 16, 1998, incorporated by reference to Exhibit 4(b) of the Company’s Report on Form 10-Q for the quarter ended June 30, 1998.

4(ad)

Form of Eighth Amendment to Loan and Security Agreement dated as of July 24, 1998 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 4(c) of the Company’s Report on Form 10-Q for the quarter ended June 30, 1998.

4(ae)

Form of Amendment No. 4 to the Amendment of the Convertible Subordinated Debenture Agreement, dated as of July 24, 1998, incorporated by reference to Exhibit 4(d) of the Company’s Report on Form 10-Q for the quarter ended June 30, 1998.

4(af)

Form of Ninth Amendment to Loan and Security Agreement dated as of July 31, 1998 between the Company and PICO Holdings, Inc., incorporated by reference to Exhibit 4(e) of the Company’s Report on Form 10-Q for the quarter ended June 30, 1998.

4(ag)

Securities Purchase Agreement between PC Quote, Inc. and PICO Holdings, Inc. and Physicians Insurance Company of Ohio dated as of September 23, 1998, incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K dated October 6, 1998.

4(ah)

Form of Registration Rights Agreement between PC Quote, Inc. and PICO Holdings, Inc. and Physicians Insurance Company of Ohio, incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K dated October 6, 1998.

4(ai)	Form of Common Stock Purchase Warrant issued to PICO Holdings, Inc., incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-K dated October 6, 1998.

4(aj)	Form of First Amendment to Common Stock Purchase Warrant dated May 5, 1997, incorporated by reference to Exhibit 4.5 of the Company’s Report on Form 8-K dated October 6, 1998.

4(ak)	Form of First Amendment to Common Stock Purchase Warrant dated August 8, 1997, incorporated by reference to Exhibit 4.6 of the Company’s Report on Form 8-K dated October 6, 1998.

4(al)	Form of First Amendment to Common Stock Purchase Warrant dated September 22, 1997, incorporated by reference to Exhibit 4.7 of the Company’s Report on Form 8-K dated October 6, 1998.

4(am)

Form of Second Amendment to Convertible Subordinated Debenture dated as of September 23, 1998, incorporated by reference to Exhibit 4(h) of the Company’s Report on Form 10-Q for the quarter ended September 30, 1998.

4(an)

Form of Stock and Warrant Purchase Agreement between PC Quote, Inc. and Howard Todd Horberg dated December 29, 1998, incorporated by reference to Exhibit 4(an) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4(ao)

Form of Common Stock Purchase Warrant for 120,000 shares issued to Howard Todd Horberg, incorporated by reference to Exhibit 4(ao) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4(ap)

Form of Stock and Warrant Purchase Agreement between PC Quote, Inc. and Steve Levy dated December 29, 1998, incorporated by reference to Exhibit 4(ap) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4(aq)

Form of Common Stock Purchase Warrant for 120,000 shares issued to Steve Levy, incorporated by reference to Exhibit 4(aq) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4(ar)

Form of Stock and Warrant Purchase Agreement between PC Quote, Inc. and Cranshire Capital, LP dated December 29, 1998, incorporated by reference to Exhibit 4(ar) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4(as)

Form of Common Stock Purchase Warrant for 80,000 shares issued to Cranshire Capital, LP, incorporated by reference to Exhibit 4(as) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

4(at)

Form of Stock and Warrant Purchase Agreement between HyperFeed Technologies, Inc. and Howard Todd Horberg dated November 22, 1999, incorporated by reference to Exhibit 4(at) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

4(au)

Form of Stock and Warrant Purchase Agreement between HyperFeed Technologies, Inc. and David Horberg dated November 22, 1999, incorporated by reference to Exhibit 4(au) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

4(av)

Form of Common Stock Purchase Warrant for 125,000 shares issued to Howard Todd Horberg, incorporated by reference to Exhibit 4(av) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

4(aw)

Form of Common Stock Purchase Warrant for 10,000 shares issued to David Horberg, incorporated by reference to Exhibit 4(aw) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

4(ax)

Form of Common Stock Purchase Warrant for 30,000 shares issued to Wildman, Harrold, Allen & Dixon, incorporated by reference to Exhibit 4(ax) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

4(ay)

Statement of Registration Rights between HyperFeed Technologies, Inc. and Marketscreen.com, Inc. dated April 27, 2001, incorporated by reference to Exhibit 4(a) of the Company’s Report on Form 10-Q for the quarter ended June 30, 2001.

10(a)	Vendor Agreement with the Option Price Reporting Authority, incorporated by reference to Exhibit 10.4 of Company’s Registration Statement on Form S-18, Commission File No. 2-90939C.

10(b)	Vendor Agreement with the New York Stock Exchange, Inc., incorporated by reference to Exhibit 10.5 of Company’s Registration Statement on Form S-18, Commission File No. 2-90939C.

10(c)	Vendor Agreements with the National Association of Securities Dealers, Inc. incorporated by reference to Exhibit 10(d) of Company’s Annual Report on Form 10-K for the year ended December 31, 1989.

10(d)	Form of Employee Non-Disclosure Agreement, incorporated by reference to Exhibit 10.10 of Company’s Registration Statement on Form S-18, Commission File No. 2-90939C.

10(e)

Amended and Restated PC Quote, Inc. Employees’ Combined Incentive and Non-Statutory Stock Option Plan, incorporated by reference to Appendix E to Company’s Proxy Statement dated July 2, 1987 and Company’s Proxy Statement dated September 15, 1997.

10(f)

Lease regarding office space at 50 Broadway, New York City, dated January 31, 1987, as amended by First Amendatory Agreement dated May 18, 1987, by and between Company and 50 Broadway Joint Venture, incorporated by reference to Exhibit 10(y) to Company’s Annual Report on Form 10-K for the year ended December 31, 1987.

10(g)

Satellite Service Agreement dated June 12, 1991 between Company and SpaceCom Systems, Inc. incorporated by reference to Exhibit 10(r) to Company’s Annual Report on Form 10-K for the year ended December 31, 1991.

10(h)

Amendment to satellite service agreement dated September 6, 1991 between Company and SpaceCom Systems, Inc. incorporated by reference to Exhibit 10(s) to Company’s Annual Report on Form 10-K for the year ended December 31, 1991.

10(i)

Amendment to point-to-multipoint satellite network service agreement dated November 22, 1989 between Company and GTE SpaceNet Satellite Services Corporation incorporated by reference to Exhibit 10(v) to Company’s Annual Report on Form 10-KSB for the year ended December 31, 1992.

10(j)

Amendment to satellite service agreement  dated October 4, 1993 between Company and SpaceCom Systems, Inc. incorporated by reference to Exhibit 10(z) to Company’s Annual Report on Form 10-KSB for the year ended December 31, 1993.

10(k)

Satellite Service Agreement dated September 15, 1994 between Company and SpaceCom Systems, Inc. incorporated by reference to Exhibit 11(a) to Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10(l)

Satellite Service Agreement dated October 15, 1993 between Company and SpaceCom Systems, Inc. incorporated by reference to Exhibit 11(b) to Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10(m)

Satellite Service Agreement dated June 1, 1993 between Company and SpaceCom Systems, Inc. incorporated by reference to Exhibit 11(b) to Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10(n)	Vendor Agreement with Global Information Systems Inc. incorporated by reference to Exhibit 11(d) of Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10(o)

Lease Agreement regarding office space at 300 South Wacker Drive, Chicago, Illinois dated June 1, 1994, by and between Company and Markborough 300 WJ Limited Partnership, incorporated by reference to Exhibit 11(e) to Company’s Annual Report on Form 10-KSB for the year ended December 31, 1994.

10(p)

Agreement dated November 14, 1996 between the Company and Physicians Insurance Company of Ohio, Inc., incorporated by reference to Exhibit 10(p) to Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10(q)

Employment agreement dated July 16, 1996 between the Company and Howard Meltzer, incorporated by reference to Exhibit 10(q) to Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10(r)

Employment agreement dated December 2, 1996 between the Company and Louis J. Morgan, incorporated by reference to Exhibit 10(r) to Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10(s)

Termination Agreement by and between Townsend Analytics, Ltd and PC Quote, Inc., dated May 28, 1999, incorporated by reference to Exhibit 10(a) of the Company’s Report on Form 10-Q for the quarter ended June 30, 1999.

10(t)

Software Distributor Agreement dated August 9, 1999 by and between Townsend Analytics, Ltd. and HyperFeed Technologies, Inc., incorporated by reference to Exhibit 10(a) of the Company’s Report on Form 10-Q for the quarter ended June 30, 1999.

10(u)	PC Quote, Inc. 1999 Combined Incentive and Non-Statutory Stock Option Plan, incorporated by reference to Exhibit 10(u) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10(v)

Asset Purchase Agreement and Plan of Reorganization between HyperFeed Technologies, Inc. and Marketscreen.com, Inc. dated April 27, 2001, incorporated by reference to Exhibit 10(a) of the Company’s Report on Form 10-Q for the quarter ended June 30, 2001.

10(w)

Asset Purchase Agreement between HyperFeed Technologies, Inc. and Lasdorf Corporate Services, Inc. dated April 27, 2001, incorporated by reference to Exhibit 10(b) of the Company’s Report on Form 10-Q for the quarter ended June 30, 2001.

21	Subsidiaries of Registrant: PCQuote.com, Inc., incorporated in the State of Delaware.

23	Consent of KPMG LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

By:
/s/ JIM R. PORTER
Jim R. Porter, Chairman of the Board and Chief Executive Officer
March 19, 2002

By:
/s/ JOHN E. JUSKA
John E. Juska, Chief Financial Officer and Principal Accounting Officer
March 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIM R. PORTER
Jim R. Porter, Chairman of the Board and Chief Executive Officer
March 19, 2002

/s/ JOHN L. BORLING
John L. Borling, Director
March 19, 2002

/s/ JOHN R. HART
John R. Hart, Director
March 19, 2002

/s/ CHARLES HENRY
Charles Henry, Director
March 19, 2002

/s/ RONALD LANGLEY
Ronald Langley, Director
March 19, 2002

/s/ LOUIS J. MORGAN
Louis J. Morgan, Director
March 19, 2002

/s/ KENNETH J. SLEPICKA
Kenneth J. Slepicka, Director
March 19, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

HyperFeed Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Chicago, Illinois
March 8, 2002

HYPERFEED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

ASSETS	2001	2000
Current Assets
Cash and cash equivalents	$607,263	$2,522,593
Restricted cash equivalents	250,000	200,000
Accounts receivable, less allowance for doubtful accounts of: 2001: $413,554; 2000: $89,724	1,310,936	2,848,983
Note receivable	100,000	—
Prepaid license fees, current	1,330,000	1,680,000
Prepaid expenses and other current assets	312,106	235,512

TOTAL CURRENT ASSETS	3,910,305	7,487,088

Property and equipment
Satellite receiving equipment	89,417	282,474
Computer equipment	3,214,129	4,520,991
Communication equipment	1,631,960	1,243,584
Furniture and fixtures	430,996	194,818
Leasehold improvements	962,288	831,348
	6,328,790	7,073,215
Less: accumulated depreciation and amortization	3,306,865	4,247,134
	3,021,925	2,826,081
Prepaid license fees, net of accumulated amortization of: 2001: $4,550,000; 2000: $2,870,000	—	1,330,000
Goodwill and other intangible assets, net of accumulated amortization of: 2001: $327,895	1,243,614	—
Software development costs, net of accumulated amortization of: 2001: $7,199,318; 2000: $7,795,215	2,069,975	2,602,283
Deposits and other assets	128,936	80,808
TOTAL ASSETS	$10,374,755	$14,326,260

See Accompanying Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	2001	2000
Current Liabilities
Notes payable	$250,000	$1,199,634
Accrued satellite termination fees	225,000	399,000
Accounts payable	1,070,163	1,744,102
Accrued expenses	340,286	759,818
Accrued compensation	240,297	269,736
Income taxes payable	5,000	35,000
Unearned revenue	1,565,446	2,559,252

TOTAL CURRENT LIABILITIES	3,696,192	6,966,542

Notes payable, less current portion	—	250,000
Accrued satellite termination fees, less current portion	—	225,000
Unearned revenue, less current portion	35,435	82,090
Accrued expenses, less current portion	72,178	108,264
Minority interest	—	1,829

TOTAL NONCURRENT LIABILITIES	107,613	667,183

TOTAL LIABILITIES	3,803,805	7,633,725

Stockholders’ Equity
Preferred stock, $.001 par value; authorized 5,000,000 shares; issued and outstanding:
Series A 5% convertible: 0 shares at December 31, 2001 and 19,075 shares at December 31, 2000	—	19
Series B 5% convertible: 0 shares at December 31, 2001 and 28,791 shares at December 31, 2000	—	29
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding: 23,849,605 shares at December 31, 2001 and 15,756,310 shares at December 31, 2000	23,850	15,756
Additional paid-in capital	44,179,600	41,936,609
Accumulated deficit	(37,632,500)	(35,259,878)

TOTAL STOCKHOLDERS’ EQUITY	6,570,950	6,692,535

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,374,755	$14,326,260

See Accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
REVENUE
HyperFeed services	$24,615,570	$22,713,264	$17,733,813
PCQuote services	8,730,147	23,733,623	15,394,246

TOTAL REVENUE	33,345,717	46,446,887	33,128,059

DIRECT COST OF SERVICES
HyperFeed services	13,075,735	12,337,640	12,697,106
PCQuote services	7,365,306	17,356,548	12,774,875

TOTAL DIRECT COST OF SERVICES	20,441,041	29,694,188	25,471,981

GROSS MARGIN	12,904,676	16,752,699	7,656,078

OPERATING EXPENSES
Sales	3,415,397	3,924,601	3,676,887
General and administrative	3,944,780	4,688,007	4,607,617
Provision for doubtful accounts	538,000	180,000	650,000
Product and market development	4,731,280	4,398,116	3,640,457
Depreciation and amortization	1,728,499	1,686,124	1,251,048
Satellite and offering termination expense	—	—	3,182,222

TOTAL OPERATING EXPENSES	14,357,956	14,876,848	17,008,231

INCOME (LOSS) FROM OPERATIONS	(1,453,280)	1,875,851	(9,352,153)

OTHER INCOME (EXPENSE)
Interest income	104,281	77,875	50,062
Interest expense	(68,766)	(197,610)	(120,751)
Loss on sale of minority interest	—	—	(88,386)

NET OTHER INCOME (EXPENSE)	35,515	(119,735)	(159,075)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(1,417,765)	1,756,116	(9,511,228)
INCOME TAX EXPENSE	29,231	35,000	5,000

INCOME (LOSS) BEFORE MINORITY INTEREST	(1,446,996)	1,721,116	(9,516,228)
Minority interest	1,829	2,040	84,530

NET INCOME (LOSS)	(1,445,167)	1,723,156	(9,431,698)
Preferred dividends	(927,455)	—	—

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	$(2,372,622)	$1,723,156	$(9,431,698)

Basic net income (loss) per share available for common stockholders	$(0.13)	$0.11	$(0.63)
Diluted net income (loss) per share available for common stockholders	$(0.13)	$0.08	$(0.63)

Basic weighted-average common shares outstanding	18,272,851	15,655,643	14,878,160
Diluted weighted-average common shares outstanding	18,272,851	21,240,018	14,878,160

See Accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Series A 5% Convertible Preferred Stock Shares	Series B 5% Convertible Preferred Stock Shares	Series A 5% Convertible Preferred Stock Amount	Series B 5% Convertible Preferred Stock Amount

Balance at December 31, 1998	19,075	28,791	$19	$29
Net loss	—	—	—	—
Issuance of common stock	—	—	—	—
Value assigned to PCQuote.com, Inc. warrant issued	—	—	—	—
Balance at December 31, 1999	19,075	28,791	19	29
Net income	—	—	—	—
Issuance of common stock	—	—	—	—
Balance at December 31, 2000	19,075	28,791	19	29
Net loss	—	—	—	—
Issuance of common stock	—	—	—	—
Issuance of common stock for Marketscreen.com acquisition	—	—	—	—
Conversion of preferred stock to common stock	(19,075)	(28,791)	(19)	(29)
Issuance of common stock as preferred dividend	—	—	—	—
Balance at December 31, 2001	—	—	$—	$—

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 1998	14,183,183	$14,183	$30,452,376	$(27,551,336)	$2,915,271
Net loss	—	—	—	(9,431,698)	(9,431,698)
Issuance of common stock	1,409,507	1,410	5,232,650	—	5,234,060
Value assigned to PCQuote.com, Inc. warrant issued	—	—	5,880,000	—	5,880,000
Balance at December 31, 1999	15,592,690	15,593	41,565,026	(36,983,034)	4,597,633
Net income	—	—	—	1,723,156	1,723,156
Issuance of common stock	163,620	163	371,583	—	371,746
Balance at December 31, 2000	15,756,310	15,756	41,936,609	(35,259,878)	6,692,535
Net loss	—	—	—	(1,445,167)	(1,445,167)
Issuance of common stock	180,439	181	175,901	—	176,082
Issuance of common stock for Marketscreen.com acquisition	450,000	450	1,147,050		1,147,500
Conversion of preferred stock to common stock	6,562,414	6,563	(6,515)	—	—
Issuance of common stock as preferred dividend	900,442	900	926,555	(927,455)	—
Balance at December 31, 2001	23,849,605	$23,850	$44,179,600	$(37,632,500)	$6,570,950

See Accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
Cash Flows From Operating Activities:
Net income (loss)	$(1,445,167)	$1,723,156	$(9,431,698)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,728,499	1,686,122	1,251,048
Provision for doubtful accounts	538,000	180,000	650,000
Amortization of software development costs	2,087,497	2,440,131	2,447,854
Amortization of value assigned to warrant issued in lieu of license fees	1,680,000	1,680,000	1,190,000
Common stock issued in lieu of cash compensation	—	—	70,204
Common stock issued in lieu of cash payments for professional fees	—	—	300,000
Loss on sale of minority interest	—	—	88,399
Minority interest in loss	(1,829)	(2,040)	(84,530)
Changes in assets and liabilities:
Accounts receivable	1,000,047	(376,633)	(1,812,211)
Restricted cash equivalents	(50,000)	(200,000)	—
Prepaid expenses and other current assets	(76,594)	8,965	(130,466)
Deposits and other assets	(48,128)	(11,270)	145,378
Accounts payable	(673,939)	34,780	(2,429,195)
Accrued expenses	(485,057)	(1,777,523)	2,221,517
Accrued satellite termination fees	(399,000)	(558,000)	1,182,000
Unearned revenue	(1,040,461)	258,957	879,425
Income taxes payable	(30,000)	30,000.	1,839
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,783,868	5,116,645	(3,460,436)
Cash Flows From Investing Activities:
Purchase of property and equipment	(1,596,448)	(2,101,061)	(1,580,645)
Purchase of Marketscreen, net of cash acquired	(424,009)	—	—
Software development costs capitalized	(1,555,189)	(1,266,923)	(1,210,374)
Issuance of note receivable	(100,000)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(3,675,646)	(3,367,984)	(2,791,019)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	176,082	371,746	4,863,856
Proceeds from issuance of notes payable	—	—	3,500,000
Principal payments on notes payable	(1,199,634)	(1,050,000)	(1,800,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,023,552)	(678,254)	6,563,856

Net increase (decrease) in cash and cash equivalents	(1,915,330)	1,070,407	312,401
Cash and cash equivalents:
Beginning of year	2,522,593	1,452,186	1,139,785

End of year	$607,263	$2,522,593	$1,452,186

See Accompanying Notes to Consolidated Financial Statements.

	2001	2000	1999
Supplemental Disclosures of Cash Flow Information:
Interest paid	$68,766	$251,194	$67,167
Income taxes paid	$65,458	$4,378	$3,161

Supplemental Disclosures of Noncash Investing and Financing Activities:

Value of stock consideration for acquisition of Marketscreen	$1,147,500	—	—

Additional paid-in capital - value assigned to PCQuote.com, Inc. warrant issued in lieu of license fees	—	—	$5,880,000

Common stock issued in lieu of cash compensation	—	—	$70,204

Common stock issued in lieu of cash payments for professional fees	—	—	$300,000

See Accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

HyperFeed Technologies, Inc. (“HyperFeed” or the “Company”) is a financial markets content and solutions provider servicing the business-to-business and business-to-consumer financial marketplace. We collect financial content directly from stock, options and commodities exchanges and other news and financial information sources. We provide this content with a variety of optional analytics packages to businesses for their internal use and redistribution to their customers over the Internet, virtual private networks, and local or wide area networks.

We use proprietary collection techniques to process financial market activity reported to us directly from equities, options, and futures and options on futures exchanges. We consolidate the information and update in real-time our data warehouse of last sale, bid/ask, time and sales, and historical prices of more than 800,000 securities and derivatives issues. The data warehouse includes information on all North American equities, equity options, major stock indices, Level 1 Nasdaq-quoted stocks, Level 2 Nasdaq market-maker quotes, mutual funds, money market funds, futures contracts and options on futures contracts. We use proprietary extraction routines and compression algorithms to create “HyperFeed”, our IP Multicast digital data stream.

We disseminate HyperFeed to our customers over the Internet, as well as by satellite and digital data landlines. HyperFeed populates databases residing on computer servers at our customers’ sites that are continuously and instantaneously updated. This is often referred to as “real-time streaming data” within the industry. Software applications on our customers’ and their customers’ computers access the HyperFeed populated databases to allow the end user to monitor securities activity and financial information on an on-going real-time basis. PCQuote.com, Inc. (“PCQuote”), our majority owned subsidiary, maintains multiple servers for customers’ real-time access, through Internet connections or through the World Wide Web, to equivalent institutional quality financial data without the requirement of having their own server.

We derive our revenue from license fees charged for access to HyperFeed and from license fees charged for a packaged HyperFeed plus analytical software service. Our services are used primarily for trading analysis and as a price engine for order routing, order matching, order execution, interactive voice response, and alternative trading systems. Our customer base consists primarily of financial market data redistributors: securities broker-dealers, on-line brokerage firms, portfolio managers, other financial institutions, Internet Web sites and financial portals. PCQuote services individual and professional investors, in addition to selling advertising space on its Web site, www.pcquote.com.

Significant accounting policies are as follows:

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of HyperFeed and its subsidiary, PCQuote, and have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include all adjustments, including the elimination of all significant intercompany transactions in consolidation, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

SOFTWARE DEVELOPMENT COSTS:  The Company’s continuing investment in software development consists primarily of enhancements to its existing Windows-based private network and Internet services, development of new data analysis software and programmer tools designed to afford easy access to its data-feed for data retrieval and analysis purposes and application of new technology to increase the data volume and delivery speed of its distribution system and network.

Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility of computer software products to be licensed or otherwise marketed, are expensed as research and development costs as incurred. Once technological feasibility has been determined, costs incurred in the construction phase of software development including coding, testing, and product quality assurance are capitalized.

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

The Company’s policy is to amortize capitalized software costs by the greater of (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight line method over the remaining estimated economic life of the product including the period being reported on, principally three years. The Company assesses the recoverability of its software development costs against estimated future undiscounted cash flows. Given the highly competitive environment and technological changes, it is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both may be reduced significantly.

FINANCIAL INSTRUMENTS:  The Company has no financial instruments for which the carrying value materially differs from fair value.

INCOME TAXES:  Deferred taxes are accounted for under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

REVENUE RECOGNITION:  The Company principally derives its revenue from service contracts for the provision of market data only (“HyperFeed® license fees”), service contracts for the provision of market data together with analytical software (“Analytics license fees”), and the sale of advertising on its Web site, www.pcquote.com. Revenue from service contracts is recognized ratably over the contract term as the contracted services are rendered. Revenue from the sale of advertising is recognized as the advertising is displayed on the Web site. HyperFeed license fees and Analytics license fees for satellite and landline services are generally billed one month in advance with 30-day payment terms. License fees for Analytics on the Internet are generally paid by credit card within five days prior to the month of service. These and other payments received prior to services being rendered are classified as unearned revenue on the balance sheet. Revenue and the related receivable for advance billings are not reflected in the financial statements. Customers’ deposits on service contracts are classified as either current unearned revenue, if the contract expires in one year or less, or non-current unearned revenue, if the contract expiration date is greater than one year.

HyperFeed services primarily consist of the provision of HyperFeed market data and HyperFeed market data with analytics to the business-to-business marketplace, while PCQuote services primarily consist of analytics service, powered by the HyperFeed datafeed, to the consumer marketplace.

The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition”, as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement, (2) delivery, (3) fixed or determinable fee, and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. Revenue allocated to the Company’s software products (including specified upgrades/enhancements) is recognized upon delivery of the products. When applicable, revenue allocated to post contract customer support is recognized ratably over the term of the support and revenue allocated to service elements (such as training) is recognized as the services are performed.

GOODWILL AND OTHER INTANGIBLE ASSETS:  Intangible assets consist principally of developed technology, noncompete agreements, customer lists, and the excess of acquisition costs over the estimated fair value of net assets acquired (goodwill). The fair value of intangible assets acquired is determined primarily through the use of independent appraisals. Amortization is calculated using the straight-line method over the respective estimated useful lives, three years for technology and customer lists and five years for noncompete agreements and goodwill.

COMPUTATION OF NET INCOME (LOSS) PER SHARE:Basic earnings per share (“EPS”) is based on the weighted-average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share includes the dilutive effect of unexercised common stock equivalents. The Company had equity securities that, if exercised, would have had a dilutive effect on EPS had the Company generated income in all quarterly periods during 2001, 2000 and 1999. The dilutive effect of such securities would have been an additional 3,125,977, 2,240,720 and 9,118,000 weighted-average shares outstanding during the years ended December 31, 2001, 2000 and 1999, respectively. As described in Note 4, CNNfn has the right to convert the value of its interest in PCQuote into an equivalent interest in HyperFeed in the form of HyperFeed common stock. CNNfn had not exercised its right as of December 31, 2001. For the year ended December 31, 2001, weighted-average equity securities totaling 5,242,002 were excluded from the calculations as their effect was anti-dilutive due to such securities having exercise prices in excess of the weighted-average fair value of the Company’s common stock during the quarterly periods.

RECLASSIFICATIONS:  Prior year additional paid-in capital items have been consolidated into one item and provision for doubtful accounts has been separated from general and administrative expense in the consolidated financial statements to conform to the 2001 presentation.

NOTE 2.  NOTES PAYABLE

On September 3, 1999, our subsidiary, PCQuote, borrowed $2.0 million from Motorola, Inc. The promissory note bears interest at the prime rate from time to time as announced in the Wall Street Journal (4.75% on December 31, 2001). Payments are due in eight equal installments on a quarterly basis commencing June 30, 2000 through March 31, 2002, subject to early repayment upon the closing of an initial public offering of PCQuote’s common stock. At December 31, 2001, the outstanding principal balance was $250,000.

NOTE 3. TRANSACTIONS WITH AFFILIATES

On November 14, 1996, the Company entered into an agreement (the “Debenture Agreement”) with Physicians Insurance Company of Ohio, (“Physicians”), a wholly-owned subsidiary of PICO Holdings, Inc. (“PICO”), which then owned approximately 30% of the Company’s outstanding shares of common stock. Pursuant to the Debenture Agreement, Physicians invested $2.5 million in the Company in exchange for a Subordinated Convertible Debenture (the “Debenture”) in the principal amount of $2.5 million with interest at 1% over prime. Interest was payable semiannually, beginning January 1, 1998. Physicians made the investment and the Debenture was issued on December 2, 1996. The Debenture was to mature on December 31, 2001.

On May 5, 1997, the Company and PICO entered into a Loan and Security Agreement (the “Loan Agreement”), under which PICO agreed to make a secured loan to the Company in an aggregate principal amount of up to $1.0 million at a fixed rate equal to 14% per annum. PICO was also entitled to be paid a “facility fee” of $40,000 on the maturity date of the loan contemplated by the Loan Agreement. The principal amount was subsequently increased to $2.0 million in August 1997, $2.25 million in September 1997, and $3.25 million in July 1998.

On September 23, 1998, the Company entered into a Securities Purchase Agreement (the “Securities Agreement”), subject to shareholder approval, with PICO and Physicians. Under the terms of the Securities Agreement, the Company and Physicians, as the holder of the Debenture in the principal amount of $2,500,000, plus accrued interest in the amount of $423,123 as of September 23, 1998, plus interest accruing at the rate of $651 per day thereafter (such principal and all accrued interest through the Closing Date, the “Debenture Balance”), and PICO, to whom the Company was indebted in the principal amount of $3,290,000, plus accrued interest in the amount of $377,742 as of September 23, 1998, plus interest accruing at the rate of $1,262 per day thereafter (such principal and all accrued interest through the Closing Date, the “PICO Indebtedness”) provided for the purchase of Series A 5% Convertible Preferred Stock by Physicians through the conversion of the Debenture Balance and for the purchase of Series B 5% Convertible Preferred Stock by PICO in consideration for the cancellation of the PICO Indebtedness.

Shareholder approval of the terms and conditions of the Securities Agreement for the debt conversion and the transactions contemplated by the Securities Agreement was obtained on December 17, 1998. The closing date for the Securities Agreement transactions was December 18, 1998.

Subject to the terms and conditions of the Securities Agreement, Physicians purchased and the Company issued to Physicians 19,075 shares of Series A 5% Convertible Preferred Stock determined by dividing the Debenture Balance by one hundred times $1.5625 (the Debenture conversion rate on the date of the Securities Agreement). The Series A 5% Convertible Preferred Stock was deemed to have a beneficial conversion feature because the fair market value of the Company’s common stock was in excess of its per share conversion price at the date of issuance. The value of the beneficial conversion feature of $119,219 was recorded in 1998 as an increase in additional paid-in capital and an increase to accumulated deficit (preferred dividend).

Subject to the terms and conditions of the Securities Agreement, PICO purchased and the Company issued to PICO on December 18, 1998, 28,791 shares of Series B 5% Convertible Preferred Stock determined by dividing the PICO Indebtedness by one hundred times $1.3125 (the market price of the Company’s Common Stock on September 21,

1998, the date the Securities Agreement was approved by the Company’s Board of Directors). The Series B 5% Convertible Preferred Stock was deemed to have a beneficial conversion feature because the fair market value of the Company’s common stock was in excess of its per share conversion price at the date of issuance. The value of the beneficial conversion feature of $899,719 was recorded in 1998 as an increase in additional paid-in capital and an increase in accumulated deficit (preferred dividend).

A holder of Series A Preferred is entitled to receive cash dividends, when and as declared by the Board out of funds legally available for such purpose, in the annual amount of 5% of the per share purchase price, payable quarterly on the 15th day of September, December, March and June, in each year. A holder of Series B Preferred is entitled to receive cash dividends, when and as declared by the Board out of funds legally available for such purpose, in the annual amount of 5% of the per share purchase price, payable quarterly on the 15th day of September, December, March and June, in each year. Dividends payable for any period less than a full quarter shall be computed on and paid for the actual number of days elapsed. Dividends shall accrue on each share of Preferred Stock from the date of issue of such share of stock (the “Issuance Date”).

No dividends shall be declared on any other series or class or classes of stock unless there shall be or have been declared on all shares of Preferred Stock then outstanding the dividends for all quarter-yearly periods coinciding with or ending before such quarter-yearly period. Dividends shall be cumulative. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment which is in arrears. If in any quarter-yearly dividend period, dividends in the annual amount have not been declared and paid or set apart for payment for such quarter-yearly dividend period and all preceding such periods from the first day from which dividends are cumulative, then, until the aggregate deficiency is declared and fully paid or set apart for payment, the Company shall not (i) declare or pay or set apart for payment any dividends or make any other distribution on any other capital stock or securities having an equity interest in the Company ranking junior to or on a parity with the Preferred Stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Company (the “Secondary Stock”) (other than dividends or distributions paid in shares of, or options, warrants or rights to subscribe for or purchase Secondary Stock) or (ii) make any payment on account of the purchase, redemption, other retirement or acquisition of any Secondary Stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Company.

At any time or times on or after the Issuance Date, any holder of Preferred Stock shall be entitled to convert any whole number of shares of Preferred Stock into fully paid and nonassessable shares (rounded to the nearest whole share). The number of shares of common stock issuable upon conversion of the Preferred Stock shall be determined by multiplying the product of one hundred (100) and the number of shares of Preferred Stock to be converted into common stock by:

(i)            in the case of Series A Preferred, $1.5625 and then adding the amount of any accrued but unpaid dividends attributable to such Preferred Stock, and then dividing by the lower of (X) $1.5625, (Y) the average Closing Sale Price of the common stock over the twenty-day period immediately prior to the day the Series A Preferred is to be converted into common stock; or (Z) the Closing Sale Price one day prior to the day the Series A Preferred is to be converted into common stock (the “Series A Conversion Rate”).

(ii)           in the case of Series B Preferred, $1.3125 and then adding the amount of any accrued but unpaid dividends attributable to such Preferred Stock, and then dividing by the lower of (X) $1.3125, (Y) the average Closing Sale Price of the common stock over the twenty-day period immediately prior to the day the Series B Preferred is to be converted into common stock; or (Z) the Closing Sale Price one day prior to the day the Series B Preferred is to be converted into common stock (the “Series B Conversion Rate”).

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

The holders of Series A or Series B Preferred Stock shall be entitled to notice of any shareholders’ meeting and to vote upon any matter submitted to the shareholders for a vote on the following basis. Each Holder of Preferred Stock shall have the number of votes equal to the number of shares of common stock into which the Preferred Stock then held by such holder is convertible, as adjusted from time to time.

Subject to the terms and conditions of the Securities Agreement, the Company issued to PICO a warrant to purchase 3,106,163 shares of common stock of the Company at an exercise price of $1.575 per share (120% of the Series B Closing Price), and an expiration date of April 30, 2005. In lieu of exercising the warrant for cash, the holder may elect to receive shares of the Company’s common stock equal to the “value” of the warrant determined in accordance with a formula specified in the warrant (the “Conversion Value”).  The number of shares of the Company’s common stock subject to the warrant and the exercise price will be adjusted to reflect stock dividends; reclassifications or changes of outstanding securities of the Company; any consolidation, merger or reorganization of the Company; stock splits; issuances of rights, options or warrants to all holders of shares of the Company’s common stock exercisable at less than the current market price per share; and other distributions to all holders of shares of the Company’s common stock.  In the event of any sale, license or other disposition of all or substantially all of the assets of the Company or any reorganization, consolidation or merger involving the Company in which the holders of the Company’s securities before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity (an “Acquisition”), if the successor entity does not assume the obligations of the warrant and the holder has not fully exercised the warrant, the unexercised portion of the warrant will be deemed automatically converted into shares of the Company’s common stock at the Conversion Value.  Alternatively, the holder may elect to cause the Company to purchase the unexercised portion of the warrant for cash upon the closing of any Acquisition for an amount equal to (a) the fair market value of any consideration that would have been received had the holder exercised the unexercised portion of the warrant immediately before the record date for determining stockholders entitled to participate in the proceeds of the Acquisition, less (b) the aggregate exercise price.

Subject to the terms and conditions of the Securities Agreement, the Company and PICO, as the holder of three Common Stock Purchase Warrants, previously issued in consideration of the Loan Agreement financings, to purchase an aggregate of 949,032 shares of common stock of the Company (the “Existing Warrants”), each of which was to expire on April 30, 2000, entered into Amendments of the Existing Warrants to extend the term of the Existing Warrants until April 30, 2005.

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

NOTE 4. FINANCING AND EQUITY TRANSACTIONS

In February 1999, a third-party investor exercised its warrant, acquired in connection with a 1997 financing transaction, and acquired 267,200 shares of the Company’s common stock in exchange for $534,400.

On April 19, 1999, a third-party investor exercised its warrant, acquired in connection with a December 1998 private placement, and acquired 80,000 shares of the Company’s common stock in exchange for $150,000.

On April 22, 1999, the Company entered into Stock Purchase Agreements with four third-party investors. On April 23, 1999, the investors purchased 190,476 shares of common stock in exchange for $1,999,998. The investors acquired the common stock for investment purposes.

On June 11, 1999, a third-party investor exercised its warrant, acquired in connection with a December 1998 private placement, and acquired 120,000 shares of the Company’s common stock in exchange for $225,000.

On April 12, 1999, PCQuote entered into a 3 1/2 year agreement with CNNfn. Under the limited exclusive licensing agreement, CNNfn granted PCQuote a license to display on PCQuote’s Web sites certain headlines from CNNfn original stories published on the CNNfn Web site at www.cnnfn.com. In connection with the agreement, PCQuote issued to CNNfn a warrant to acquire 515,790 shares (after giving effect to the 9,800-for-one stock split approved by PCQuote’s Board of Directors) of common stock, representing a five percent interest in the common stock of PCQuote outstanding prior to its planned initial public offering. On June 9, 1999, PCQuote filed a registration statement with the Securities and Exchange Commission relating to a planned initial public offering of 7,750,000 shares of its common stock. The Company estimated that the warrant had a fair value of $5.88 million. The fair value was recorded as additional paid-in capital and current and non-current prepaid license fees, which will be amortized over the term of the agreement. The warrant vested 25% upon execution of the agreement with an additional 25% vested on each of the three succeeding anniversary dates after execution, and has an aggregate exercise price of $0.52. Since PCQuote did not complete an initial public offering by October 12, 2000, under certain circumstances, CNNfn has the right, which it did not exercise as of December 31, 2001, to convert the then value of its interest in PCQuote into an equivalent interest in HyperFeed in the form of HyperFeed common stock.

On April 29, 1999, CNNfn exercised its then vested portion of its warrant and acquired 128,948 shares of PCQuote common stock.  The minority interest owned by CNNfn has been included in the accompanying consolidated financial statements.

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

As a result of the foregoing, in connection with the Company’s financing, equity, and related party transactions, the Company has the following warrants (excluding the CNNfn warrant discussed above) for purchase of shares of common stock, issued and outstanding at December 31, 2001:

Number of Shares	Expiration Date	Exercise Price		Remaining Life in Years at December 31, 2001
320,000	04/30/2005		(1)	3.33
500,000	04/30/2005		(2)	3.33
129,032	04/30/2005		(3)	3.33
3,106,163	04/30/2005	$1.575		3.33

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

NOTE 5.  EMPLOYEE STOCK OPTIONS

The Company has an Employees’ Combined Incentive and Non-Statutory Stock Option Plan (the “Plan”). The Plan provides that at all times optional shares outstanding plus shares available for grant equal 5,000,000 shares. Generally, these options may be granted to key employees of the Company at a purchase price equal to the fair value of the Company’s common stock at date of grant and are generally exercisable for a period of up to five years from the date of grant.

Other information with respect to the Plan is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share
Balance, December 31, 1998	1,794,299	$1.78
Granted	1,277,340	5.89
Exercised	(210,514)	(1.36)
Canceled	(10,669)	(4.66)

Balance, December 31, 1999	2,850,456	3.64
Granted	1,425,168	6.01
Exercised	(27,848)	(1.32)
Canceled	(142,935)	(5.85)

Balance, December 31, 2000	4,104,841	4.40
Granted	260,000	2.44
Exercised	(10,824)	(1.01)
Canceled	(329,555)	(5.73)

Balance, December 31, 2001	4,024,462	$4.17

	Exercisable Shares	Shares Available For Grant
December 31, 2001	2,637,381	975,538
December 31, 2000	1,940,135	859,159
December 31, 1999	1,445,772	1,149,544

Options granted under the Plan generally become exercisable at an annual cumulative rate of one-third of the total number of options granted. The exercise prices for options outstanding at December 31, 2001 ranged from $0.9375 to $8.875 per share.

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and provide pro forma net income and pro forma net income per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Had the Company determined compensation cost based on the fair value at the grant date for its stock-based compensation plans under SFAS No. 123, the Company’s net loss and net loss per share available for common stockholders would have been, for the years ended December 31, 2001, 2000, and 1999, the pro forma amounts indicated below:

	2001	Basic and Diluted Loss per Share	2000	Basic Income (Loss) per Share	Diluted Income (Loss) per Share	1999	Basic and Diluted Loss per Share
Net income (loss) available for common stockholders	$(2,372,622)	$(0.13)	$1,753,156	$0.11	$0.08	$(9,431,698)	$(0.63)

Compensation expense related to stock options granted	(3,875,596)		(3,844,283)			(1,504,536)

Pro forma net loss available for common stockholders	$(6,248,218)	$(0.34)	$(2,091,127)	$(0.13)	$(0.13)	$(10,936,234)	$(0.73)

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2000	1999
Expected life	5.00 years	5.00 years	5.00 years
Dividend rate	0%	0%	0%
Risk-free interest rate	4.90%	6.70%	5.45%
Volatility factors	123%	125%	117%

The weighted-average exercise price and weighted-average fair value of options granted during 2001, 2000 and 1999 where the market price equals, exceeds, or is less than the exercise price at the time of grant is as follows:

	Stock Price — Exercise Price
	2001			2000			1999

	Equals

		Exceeds

			Is Less Than

				Equals

					Exceeds

						Is Less Than

							Equals

								Exceeds

									Is Less Than

Exercise price	$2.44	—	$2.42	$5.99	—	$6.07	$5.89	—	—

Fair value of option	$2.08	—	$1.64	$5.17	—	$2.47	$4.91	—	—

No compensation expense from stock-based compensation awards was recognized in the Consolidated Statements of Operations for 2001, 2000 or 1999.

A further summary about options outstanding at December 31, 2001, is as follows:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Number Exercisable
$0.9375	8,334	1.11	8,334
$1.1250	105,000	1.67	105,000
$1.3750	567,902	4.75	567,902
$1.4375	238,333	1.30	238,333
$1.5000	24,000	1.08	24,000
$1.9000	10,000	4.56	—
$2.0000	507,901	5.40	487,901
$2.1900	40,000	4.38	—
$2.2000	15,000	4.37	—
$2.4800	20,000	4.39	20,000
$2.5000	140,000	4.33	—
$2.9375	3,334	1.38	3,334
$5.2500	77,000	2.63	54,665
$5.7500	10,000	3.16	3,333
$5.8125	138,500	2.96	92,334
$5.9375	912,590	2.21	615,057
$6.0000	1,201,568	3.21	412,188
$8.8750	5,000	2.72	5,000
	4,024,462	3.35	2,637,381

NOTE 6.  INCOME TAXES

The deferred tax assets and liabilities consist of the following components as of December 31, 2001 and 2000:

	2001	2000
Deferred tax assets:
Unearned revenue	$560,309	$924,470
Receivable allowances	144,744	31,404
Property and equipment	448,315	331,629
Accrued expenses	69,549	92,713
Prepaid license fees	1,078,451	490,451
Other	152,353	241,493
Net operating loss carryforwards	8,007,549	9,502,529
Research and development credit carryforward	106,000	106,000
	10,567,270	11,720,689
Valuation allowance	(9,509,390)	(10,779,652)
	1,057,880	941,037
Deferred tax liabilities:
Software capitalization	(722,225)	(910,737)
Intangible assets	(304,715)	—
Other	(30,940)	(30,300)
	(1,057,880)	(941,037)
Net deferred tax asset	—	—.

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

Income tax expense for the years ended December 31, 2001, 2000 and 1999, consists of the following:

	2001	2000	1999
Current:
Federal	$24,099	$30,000	$—
State and local	5,132	5,000	5,000
Deferred	—	—	—

Total income tax expense	$29,231	$35,000	$5,000

Reconciliations of income tax expense computed at the statutory Federal income tax rate to the Company’s income tax expense for the years ended December 31, 2001, 2000 and 1999, are as follows:

	2001	2000	1999
Statutory rate provision	$(496,218)	$613,605	$(3,299,344)
Increase (decrease) resulting from:
Nondeductible expenses	17,782	(14,300)	12,303
State income taxes (net of Federal benefit)	3,336	3,250	3,250
Change in valuation allowance	462,262	(597,555)	3,116,185
Other	42,069	30,000	172,606

	$29,231	$35,000	$5,000

At December 31, 2001, the Company had Federal income tax net operating loss carryforwards of approximately $22,878,000 for Federal income tax purposes and approximately $22,393,000 for the alternative minimum tax. Approximately $1,058,000 of these net operating losses relates to exercise of incentive employee stock options and will be credited directly to stockholders’ equity when realized.  The Company also had research and development credits of $106,000 which will expire in years 2010 and 2011 if not previously utilized. The future utilization of these net operating losses and research and development credits will be limited due to changes in Company ownership. The net operating loss carryforwards will expire, if not previously utilized, as follows: 2002: $560,000; 2003: $79,000; 2004: $576,000; 2005: $1,557,000; 2006: $301,000; and thereafter $19,805,000.

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

Future minimum lease payments for the Company as lessee as of December 31, 2001 are as follows:

Operating Leases
Years ending December 31:
2002	$513,218
2003	407,297
2004	307,025
2005	36,261
Total minimum lease payments	$1,263,801

Rental expense for operating leases was $782,993, $720,549 and $1,806,350 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 8.  OTHER COMMITMENTS

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

NOTE 9. SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has identified two segments within which it operates. The parent Company’s services are principally in the business-to-business sector, while its subsidiary, PCQuote, operates in the business-to-consumer marketplace. The Company evaluates performance and allocates resources based on operating profitability and growth potential. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments for the years ended December 31, 2001, 2000 and 1999 is as follows:

	2001		2000		1999
	Amount	%	Amount	%	Amount	%
Sales to unaffiliated customers:
HyperFeed services	$24,615,570	73.8%	$22,713,264	48.9%	$17,733,813	53.5%
PCQuote services	8,730,147	26.2%	23,733,623	51.1%	15,394,246	46.5%

Total revenue	$33,345,717	100.0%	$46,446,887	100.0%	$33,128,059	100.0%

Operating income (loss):
HyperFeed services	$2,925,183	*	$1,895,108	*	$(2,425,796)	25.9%
PCQuote services	(4,378,463)	*	(19,257)	*	(6,931,357)	74.1%

Total operating income (loss)	$(1,453,280)	*	$1,875,851	*	$(9,357,153)	100.0%

Identifiable assets:
HyperFeed services	$8,328,155	80.3%	$7,858,460	54.9%	$7,057,029	46.1%
PCQuote services	2,046,600	19.7%	6,467,800	45.1%	8,238,155	53.9%

Total identifiable assets	$10,374,755	100.0%	$14,326,260	100.0%	$15,295,184	100.0%

* not meaningful

NOTE 10.  DEFINED CONTRIBUTION PLAN

In 1993, the Company established a 401(k) retirement savings plan for employees meeting certain eligibility requirements. Under the plan, the Company matches employee contributions at 100% of the first 3% of annual salary contributed by an employee. The Company recorded expenses related to its matching of contributions of $130,046, $179,041 and $58,356 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 11.  EMPLOYEE STOCK PURCHASE PLAN

In 1995, the Company established an employee stock purchase plan. The plan allows employees to have up to 10% of their annual salary withheld to purchase common stock of HyperFeed Technologies, Inc. on the final day of each quarter at 85% of the market price on either the first or last day of the quarter, whichever is lower. The Company has reserved 1,000,000 shares of common stock for issuance pursuant to the terms of the plan. Shares sold to employees totaled 169,615, 135,772 and 79,874 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 12. LITIGATION

In November 2001, the Company filed a collection suit to recover approximately $448,000 in unpaid invoices from Andover Brokerage, LLC and Andover Brokerage Corporation. This suit was filed in the Circuit Court of Cook County, Illinois. On February 28, 2002, the defendants filed an answer and counterclaim. The counterclaim seeks an unspecified amount in alleged credits that were not applied to the debt owed or, in the alternative, rescission of the Standard License Agreements entered into with the Company because of alleged fraud by the Company. The defendants also claim $1.0 million in punitive damages. The Company denies the allegations by the defendants, believes the counterclaim is a device intended to avoid payment of amounts owed, and intends to move forward with its collection efforts.

The Company is a party to various other legal proceedings incidental to its business operations, none of which is expected to have a material effect on the financial condition or results of operations of the Company.

NOTE 13. OFFERING TERMINATION

On October 18, 1999, PCQuote announced that it postponed its initial public offering of common stock due to market conditions. Management believes that the shift in market sentiment from PCQuote’s Internet business-to-consumer model to HyperFeed’s business-to-business model significantly reduces the likelihood of a PCQuote offering occurring in the near future. Given this uncertainty, and to avoid the added cost of maintaining the registration statement, the Company filed an application to withdraw the S-1 Registration Statement for the initial public offering of PCQuote.com, Inc. on March 8, 2000. The Company recorded approximately $1.8 million of costs associated with the preparation and filing of the S-1 Registration Statement and the initial public offering as a charge against operations in the fourth quarter of its year ended December 31, 1999.

NOTE 14. RESEARCH AND DEVELOPMENT

During the fiscal years ended December 31, 2001, 2000 and 1999, the Company expensed $1,120,124, $1,794,228 and $1,070,346, respectively, for research and development. These expenses are included in product and market development costs in the consolidated statements of operations.

NOTE 15. MAJOR CUSTOMERS

No customer accounted for 10% or more of the consolidated revenue in 2001. One customer accounted for approximately 21% of the Company’s consolidated revenue in 2000. No customer accounted for 10% or more of the consolidated revenue in 1999.

NOTE 16. PURCHASE OF MARKETSCREEN.COM, INC. ASSETS

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

	2001	2000
Revenue	$33,342,243	$46,453,210
Net income (loss) available for common stockholders	(2,376,516)	1,692,754
Basic net income (loss) per share available for common stockholders	$(0.13)	$0.11
Diluted net income (loss) per share available for common stockholders	$(0.13)	$0.08

NOTE 17. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$9,756,317	$9,255,114	$8,175,163	$6,159,123
Direct cost of services	5,513,068	5,719,325	5,377,663	3,830,985
Gross margin	4,243,249	3,535,789	2,797,500	2,328,138
Operating expenses	3,580,684	4,578,404	3,571,396	2,627,472
Income (loss) from operations	662,565	(1,042,615)	(773,896)	(299,334)
Net income (loss)	645,861	(1,022,357)	(766,017)	(302,654)
Preferred dividends	—	—	927,455	—
Net income loss available for common stockholders	645,861	(1,022,357)	(1,693,472)	(302,654)

Basic net income (loss) per share available for common stockholders	$0.04	$(0.06)	$(0.10)	$(0.01)
Diluted net income (loss) per share available for common stockholders	$0.03	$(0.06)	$(0.10)	$(0.01)

2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$10,851,777	$12,499,836	$12,366,985	$10,728,289
Direct cost of services	7,484,316	8,483,779	7,515,524	6,210,569
Gross margin	3,367,461	4,016,057	4,851,461	4,517,720
Operating expenses	3,481,755	3,869,546	4,048,733	3,476,814
Income (loss) from operations	(114,294)	146,511	802,728	1,040,906
Net income (loss)	(149,071)	107,915	766,435	997,877
Preferred dividends	—	—	—	—
Net income loss available for common stockholders	(149,071)	107,915	766,435	$997,877
Basic net income (loss) per share available for common stockholders	$(0.01)	$0.01	$0.05	$0.06
Diluted net income (loss) per share available for common stockholders	$(0.01)	$0.00	$0.03	$0.05

HYPERFEED TECHNOLOGIES, INC.

SUPPLEMENTAL SCHEDULE II OF CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT ON SUPPLEMENTAL SCHEDULE II

The Board of Directors

HyperFeed Technologies, Inc.:

Under date of March 8, 2002, we reported on the consolidated balance sheets of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
March 8, 2002

HYPERFEED TECHNOLOGIES, INC.

SUPPLEMENTAL SCHEDULE II TO THE CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2001, 2000 and 1999

Description	Balance at Beginning of Year	Charged to Operations	Write-offs of Uncollectible Accounts	Balance at End of Year

Allowance for doubtful accounts
2001	$89,724	$538,000	$(214,170)	$413,554
2000	$442,276	$180,000	$(532,552)	$89,724
1999	$443,037	$650,000	$(650,761)	$442,276

See accompanying Independent Auditors’ Report on Supplemental Schedule II.