Form 10-Q
period 2002-03-31
HYPERFEED TECHNOLOGIES INC
filed 2002-05-09
CIK 745774

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the transition period from

              to              .

Commission file number 0-13093

I.R.S. Employer Identification Number 36-3131704

HYPERFEED TECHNOLOGIES, INC.

(a Delaware Corporation)

300 S. Wacker, Suite 300

Chicago, Illinois 60606

Telephone (312) 913-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,891,141 shares of the registrant’s common stock ($.001 par value) were outstanding as of April 30, 2002.

HYPERFEED TECHNOLOGIES, INC.

HYPERFEED TECHNOLOGIES, INC.

Consolidated Balance Sheets

March 31, 2002 and December 31, 2001

ASSETS	March 31, 2002 (Unaudited)	December 31, 2001 (Audited)
Current Assets
Cash and cash equivalents	$690,097	$607,263
Restricted cash equivalents	250,000	250,000
Accounts receivable, less allowance for doubtful accounts of: 2002: $333,197; 2001: $413,554	1,151,640	1,310,936
Note receivable	100,000	100,000
Prepaid license fees, current	910,000	1,330,000
Prepaid expenses and other current assets	418,005	312,106

TOTAL CURRENT ASSETS	3,519,742	3,910,305

Property and equipment
Satellite receiving equipment	89,417	89,417
Computer equipment	2,979,103	3,214,129
Communication equipment	1,427,646	1,631,960
Furniture and fixtures	394,016	430,996
Leasehold improvements	972,481	962,288

	5,862,663	6,328,790
Less: Accumulated depreciation and amortization	3,136,697	3,306,865

	2,725,966	3,021,925

Goodwill and other intangible assets, net of accumulated amortization of: 2002: $446,201; 2001: $327,895	1,125,308	1,243,614

Software development costs, net of accumulated amortization of: 2002: $2,173,758; 2001: $7,199,318	2,075,562	2,069,975
Deposits and other assets	129,288	128,936

TOTAL ASSETS	$9,575,866	$10,374,755

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2002 (Unaudited)	December 31, 2001 (Audited)

Current Liabilities
Notes payable	$--	$250,000
Accrued satellite termination fees	150,000	225,000
Accounts payable	988,924	1,070,163
Accrued expenses	455,647	340,286
Accrued compensation	291,424	240,297
Income taxes payable	--	5,000
Unearned revenue	1,269,155	1,565,446

TOTAL CURRENT LIABILITIES	3,155,150	3,696,192

Unearned revenue, less current portion	6,990	35,435
Accrued expenses, less current portion	63,156	72,178

TOTAL NONCURRENT LIABILITIES	70,146	107,613

TOTAL LIABILITIES	3,225,296	3,803,805

Stockholders’ Equity
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 23,891,141 shares at March 31, 2002 and 23,849,605 shares at December 31, 2001	23,891	23,850
Additional paid-in capital	44,199,704	44,179,600
Accumulated deficit	(37,873,025)	(37,632,500)
TOTAL STOCKHOLDERS’ EQUITY	6,350,570	6,570,950

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,575,866	$10,374,755

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For The Three Months Ended
	March 31, 2002 (Unaudited)	March 31, 2001 (Unaudited)
REVENUE
HyperFeed Services	$4,747,077	$6,866,395
PCQuote Services	899,163	2,889,922

TOTAL REVENUE	5,646,240	9,756,317

DIRECT COST OF SERVICES
HyperFeed Services	2,619,255	3,275,977
PCQuote Services	800,987	2,237,091

TOTAL DIRECT COST OF SERVICES	3,420,242	5,513,068

GROSS MARGIN	2,225,998	4,243,249

OPERATING EXPENSES
Sales	569,284	918,025
General and administrative	816,816	1,231,046
Product and market development	595,689	1,103,786
Depreciation and amortization	488,437	327,827

TOTAL OPERATING EXPENSES	2,470,226	3,580,684

INCOME (LOSS) FROM OPERATIONS	(244,228)	662,565

INTEREST INCOME (EXPENSE)
Interest income	6,475	36,478
Interest expense	(2,772)	(30,011)

NET INTEREST INCOME	3,703	6,467

INCOME (LOSS) BEFORE INCOME TAXES	(240,525)	669,032
INCOME TAXES	—	25,000

INCOME (LOSS) BEFORE MINORITY INTEREST	(240,525)	644,032
Minority interest	—	1,829

NET INCOME (LOSS)	$(240,525)	$645,861

Basic net income (loss) per share	$(0.01)	$0.04
Diluted net income (loss) per share	$(0.01)	$0.03

Basic weighted-average common shares outstanding	23,849,605	15,759,281
Diluted weighted-average common shares outstanding	23,849,605	21,749,619

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For The Three Months Ended
	March 31, 2002 (Unaudited)	March 31, 2001 (Unaudited)

Cash Flows From Operating Activities:	$(240,525)	$645,861
Net income (loss)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:	488,437	327,827
Depreciation and amortization
Provision for doubtful accounts	—	66,000
Amortization of software development costs	330,347	469,047
Amortization of value assigned to warrant issued in lieu of license fees	420,000	420,000
Minority interest in loss	—	(1,829)
Changes in assets and liabilities:
Accounts receivable	159,296	625,134
Prepaid expenses and other current assets	(105,899)	(860,288)
Deposits and other assets	(352)	(43,730)
Accounts payable	(81,239)	633,687
Accrued expenses	157,466	(173,398)
Accrued satellite termination fees	(75,000)	(108,000)
Income taxes payable	(5,000)	25,000
Unearned revenue	(324,736)	97,979

NET CASH PROVIDED BY OPERATING ACTIVITIES	722,795	2,123,290
Cash Flows From Investing Activities:
Purchase of property and equipment	(74,172)	(709,504)
Software development costs capitalized	(335,934)	(395,759)

NET CASH USED IN INVESTING ACTIVITIES	(410,106)	(1,105,263)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	20,145	57,349
Principal payments on notes payable	(250,000)	(325,000)

NET CASH USED IN FINANCING ACTIVITIES	(229,855)	(267,651)

Net increase in cash and cash equivalents	82,834	750,376
Cash and cash equivalents:
Beginning of the period	607,263	2,522,593
End of the period	$690,097	$3,272,969

See Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION:  The accompanying interim consolidated financial statements include the accounts of HyperFeed Technologies, Inc. (“HyperFeed” or the “Company”) and its subsidiary, PCQuote.com, Inc. (“PCQuote”), and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated interim financial statements include all adjustments, including the elimination of all significant intercompany transactions in consolidation, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The amounts indicated as “audited” have been extracted from the Company’s December 31, 2001 annual report. For further information, refer to the financial statements and footnotes included in HyperFeed’s annual report on Form 10-K for the year ended December 31, 2001.

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

The Company’s policy is to amortize capitalized software costs by the greater of (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight line method over three years, the remaining estimated economic life of the product including the period being reported. The Company assesses the recoverability of its software development costs against estimated future undiscounted cash flows. Given the highly competitive environment and technological changes, it is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both may be reduced significantly.

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

GOODWILL AND OTHER INTANGIBLE ASSETS:  Intangible assets consist principally of developed technology, noncompete agreements, customer lists, and the excess of acquisition costs over the estimated fair value of net assets acquired (goodwill). The fair value of intangible assets acquired is determined primarily through the use of independent appraisals. Amortization is calculated using the straight-line method over the respective estimated useful lives, three years for developed technology and customer lists and five years for noncompete agreements. During the first quarter of 2002, the Company implemented SFAS 142, “Goodwill and Other Intangible Assets,” which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test.

(2) INCOME TAXES

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

(3) SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has identified two segments within which it operates. The parent Company’s services are principally in the business-to-business sector, while its subsidiary, PCQuote, operates in the business-to-consumer marketplace. The Company evaluates performance and allocates resources based on operating profitability and growth potential. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments for the quarters ended March 31, 2002 and March 31, 2001 is as follows:

	March 31, 2002

			March 31, 2001

	Amount	%	Amount	%
Sales to unaffiliated customers:
HyperFeed services	$4,747,077	84.1%	$6,866,395	70.4%
PCQuote services	899,163	15.9%	2,889,922	29.6%

Total revenue	$5,646,240	100.0%	$9,756,317	100.0%

Operating income (loss):
HyperFeed services	$140,686	*	$1,562,387	*
PCQuote services	(384,914)	*	(899,822)	*

Total operating income (loss)	($244,228)	*	$662,565	*

Identifiable assets:
HyperFeed services	$8,027,796	83.8%	$9,295,038	61.2%
PCQuote services	1,548,070	16.2%	5,882,871	38.8%

Total identifiable assets	$9,575,866	100.0%	$15,177,909	100.0%

* not meaningful

(4) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

Also on January 1, 2002, the Company adopted SFAS No. 144, "Accounting for Impairment of Long-Lived Assets" ("SFAS 144").  Management has determined that the adoption of SFAS 144 will not have a material impact on its consolidated financial statements.

Intangible asset data as of March 31, 2002 is as follows:

	As of March 31, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Developed technology	$1,327,239	$(405,545)
Noncompete agreements	132,724	(24,333)
Customer lists	12,800	(3,911)

Unamortized intangible assets
Goodwill	$86,334

Aggregate amortization expense
For the quarter ended March 31, 2002	$118,306

Estimated amortization
For the year ended December 31, 2002	$473,225
For the year ended December 31, 2003	473,225
For the year ended December 31, 2004	175,438
For the year ended December 31, 2005	26,545

The Company’s operating results for the first quarter of 2001 do not include any amortization of goodwill and other intangible assets as such assets arose from business combinations consumated subsequent to March 31, 2001.

PART I. ITEM 2

Management’s Discussion and Analysis of

Results of Operations and Financial Condition

INTRODUCTION — SAFE HARBOR DISCLOSURE

The following discussion and analysis contains historical information. It also contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, particularly in reference to statements regarding our expectations, plans and objectives. You can generally identify forward-looking statements by the use of the words “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” or similar language. Forward-looking statements involve substantial risks and uncertainties. You should give careful consideration to cautionary statements made in this discussion and analysis. We base our statements on our current expectations. Forward-looking statements may be impacted by a number of factors, risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Our filings with the Securities and Exchange Commission identify factors that could cause material differences. Among these factors are our ability to:

                                 i.            fund our current and future business strategies either through continuing operations or external financing;

                                ii.            attract and retain key employees;

                              iii.            compete successfully against competitive products and services;

                              iv.            maintain relationships with key suppliers and providers of market data; and

                               v.            respond to the effect of economic and business conditions generally.

RECENT BUSINESS DEVELOPMENTS

HyperFeed Retains Trimedia and the Tolan Company

On April 12, 2002, HyperFeed announced that it has retained New York-based Trimedia for public relations services, and the Chicago-based Tolan Company for investor relations services.  Trimedia will develop and implement a media relations program to help communicate to the public HyperFeed’s commitment to providing top-notch data delivery systems. The Tolan Company will be relied upon to execute and strategically expand HyperFeed’s existing investor relations programs.

RESULTS OF OPERATIONS:

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Total revenue decreased 42.1% for the first three months of 2002 to $5.6 million from $9.8 million for the comparable period in 2001. Both our HyperFeed services and our PCQuote services posted decreases in the first quarter of 2002 from 2001. HyperFeed service revenue decreased $2.1 million, or 30.9%, from $6.9 million in 2001 to $4.7 million in 2002. Decreases in the number of end users and related services associated with the provision of the RealTick analytics application accounted for $1.4 million of the decline in HyperFeed service revenue. Revenue from our PCQuote services decreased $2.0 million, or 68.9%, to $0.9 million for the first three months of 2002 from $2.9 million for the same period in 2001. This decline is principally due to the transfer at the end of the third quarter 2001 of PCQuote 6.0 RealTick Internet customers to Townsend Analytics, Ltd. (“Townsend”).

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

Direct costs of services decreased 38.0% to $3.4 million for the first quarter of 2002 from $5.5 million in 2001. Principal components of the decrease were royalties and payments to providers of market data, principally attributable to the transfer at the end of the third quarter 2001 of PCQuote 6.0 RealTick Internet customers to Townsend and the decline in analytics subscriptions. Amortization of software development costs decreased 29.6% for the quarter from $469,000 in 2001 to $330,000 in 2002. Gross margin decreased 47.5% to $2.2 million for the quarter from $4.2 million for the prior year quarter.

Direct costs associated with HyperFeed services decreased from $3.3 million for the quarter ended March 31, 2001 to $2.6 million for the March 31, 2002 quarter, a 20.0% decrease. The principal components of the decrease were costs related to license and exchange fees, directly attributable to the decrease in analytics subscription revenue. Amortization of software development costs decreased 5.0% to $330,000 for the 2002 quarter from $348,000 for the 2001 quarter. The resulting gross margin for the first quarter decreased to $2.1 million in 2002 from $3.6 million in 2001.

Direct costs associated with PCQuote services decreased to $0.8 million for the 2002 quarter from $2.2 million in the comparable 2001 quarter, a 64.2% decrease. The transfer at the end of the third quarter 2001 of PCQuote 6.0 RealTick Internet customers to Townsend substantially reduced royalty and exchange fees, the principal component of direct costs. There were no software amortization costs for the 2002 quarter versus $121,000 for the 2001 quarter.

Total operating expenses decreased to $2.5 million for the first quarter of 2002 from $3.6 million for the comparable 2001 period, a 31.0% decrease. Decreases, principally due to cost saving measures implemented in the third quarter of 2001, were experienced in all categories except for depreciation and amortization.

Sales costs decreased 38.0% to $0.6 million for the first quarter of 2002 as compared to $0.9 million for the same 2001 period, as a result of the elimination of our consumer sales force in the third quarter of 2001 and lower commission expense commensurate with the decrease in revenue.

General and administrative expenses decreased 33.6% to $0.8 million for the first quarter of 2002 from $1.2 million for the same 2001 period due to a reduction in personnel at the end of the third quarter of 2001.

Product and market development costs decreased 46.0% to $0.6 million for the 2002 quarter from $1.1 million for the 2001 quarter, principally due to lower advertising expenditures.

Depreciation and amortization increased to $0.5 million for the first quarter of 2002 from $0.3 million for the comparable 2001 period as a result of the amortization of intangible assets acquired from Marketscreen.com, Inc. and Lasdorf Corporate Services, Inc. in the second quarter of 2001.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

LIQUIDITY AND CAPITAL RESOURCES:

Net cash and cash equivalents increased $83,000 from year-end 2001 to $690,000 at the end of the first quarter of 2002. Expenditures for new equipment were $74,000 for the first three months of 2002 versus $710,000 for the same period in 2001. Capitalized software costs of $336,000 for the quarter ended March 31, 2002 were $60,000, or 15.2%, lower than the $396,000 recorded for the same period in 2001. There were no new direct borrowings during the period, and we made the last $250,000 installment payment on our note payable to Motorola. As of March 31, 2002, we retired the note payable to Motorola, making all scheduled payments on time when due, and, as a result, we have no notes payable outstanding. We received approximately $20,000 in net proceeds from the sale of shares of common stock to employees pursuant to our Employee Stock Purchase Plan.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) was a positive $1.0 million for the first quarter of 2002. We believe our existing capital resources, cash generated from continuing operations, and our ability to access external capital, if necessary, are sufficient for working capital purposes.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which applies to legal obligations that are associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that an asset retirement liability be recorded at fair value when an enterprise incurs the legal obligation to retire a long-lived asset. The enterprise also would record the carrying amount of the related long-lived asset and depreciate that asset over its useful life. In subsequent periods, the asset retirement liability would be adjusted to reflect (1) the passage of time and (2) changes in the undiscounted estimates of cash flows that were associated with the initial measurement. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management is currently evaluating the impact that adoption of SFAS 143 will have on its consolidated financial statements.

PART II. OTHER INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three-month period ended March 31, 2002. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter of 2002, we issued 41,536 shares of our common stock to employees who purchased the shares under our Employee Stock Purchase Plan.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

Date:	May 9, 2002

By:	/s/ Jim R. Porter

Jim R. Porter
Chairman and Chief Executive Officer

By:	/s/ John E. Juska

John E. Juska
Chief Financial Officer and Principal Accounting Officer