Form 10-Q
period 2002-06-30
HYPERFEED TECHNOLOGIES INC
filed 2002-08-12
CIK 745774

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number 0-13093

I.R.S. Employer Identification Number 36-3131704

HYPERFEED TECHNOLOGIES, INC.

(a Delaware Corporation)

300 S. Wacker, Suite 300

Chicago, Illinois 60606

Telephone (312) 913-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,964,393 shares of the Company’s common stock ($.001 par value) were outstanding as of July 31, 2002.

HYPERFEED TECHNOLOGIES, INC.

HYPERFEED TECHNOLOGIES, INC.

Consolidated Balance Sheets

June 30, 2002 and December 31, 2001

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$689,000	$607,263
Restricted cash equivalents	250,000	250,000
Accounts receivable, less allowance for doubtful accounts of: 2002: $310,830; 2001: $413,554	958,041	1,310,936
Note receivable	99,142	100,000
Prepaid license fees	490,000	1,330,000
Prepaid expenses and other current assets	424,694	312,106

TOTAL CURRENT ASSETS	2,910,877	3,910,305

Property and equipment
Satellite receiving equipment	89,417	89,417
Computer equipment	3,088,592	3,214,129
Communication equipment	1,459,217	1,631,960
Furniture and fixtures	394,016	430,996
Leasehold improvements	972,481	962,288

	6,003,723	6,328,790
Less: Accumulated depreciation and amortization	3,474,161	3,306,865

	2,529,562	3,021,925

Goodwill and other intangible assets, net of accumulated amortization of: 2002: $552,095; 2001: $327,895	1,007,002	1,243,614

Software development costs, net of accumulated amortization of: 2002: $2,515,051; 2001: $7,199,318	2,081,749	2,069,975

Deposits and other assets	129,288	128,936

TOTAL ASSETS	$8,658,478	$10,374,755

See Notes to Unaudited Interim Consolidated Financial Statements.

	June 30,2002	December 31, 2001
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$—	$250,000
Accrued satellite termination fees	75,000	225,000
Accounts payable	959,705	1,070,163
Accrued expenses	475,731	340,286
Accrued compensation	218,252	240,297
Income taxes payable	—	5,000
Unearned revenue	1,082,363	1,565,446

TOTAL CURRENT LIABILITIES	2,811,051	3,696,192

Accrued expenses, less current portion	73,368	35,435
Unearned revenue, less current portion	54,134	72,178

TOTAL NONCURRENT LIABILITIES	127,502	107,613

TOTAL LIABILITIES	2,938,553	3,803,805

Stockholders’ Equity
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 23,964,393 shares at June 30, 2002 and 23,849,605 shares at December 31, 2001	23,964	23,850
Additional paid-in capital	44,225,195	44,179,600
Accumulated deficit	(38,529,234)	(37,632,500)

TOTAL STOCKHOLDERS’ EQUITY	5,719,925	6,570,950

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,658,478	$10,374,755

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For The Six Months Ended
	June 30, 2002	June 30, 2001
	(Unaudited)	(Unaudited)
REVENUE
HyperFeed Services	$8,946,388	$13,383,064
PCQuote Services	1,670,928	5,628,367

TOTAL REVENUE	10,617,316	19,011,431

DIRECT COST OF SERVICES
HyperFeed Services	5,014,910	6,709,189
PCQuote Services	1,536,590	4,523,204

TOTAL DIRECT COST OF SERVICES	6,551,500	11,232,393

GROSS MARGIN	4,065,816	7,779,038

OPERATING EXPENSES
Sales	1,026,880	1,972,601
General and administrative	1,769,675	2,360,040
Product and market development	1,231,207	3,065,378
Depreciation and amortization	944,205	761,069

TOTAL OPERATING EXPENSES	4,971,967	8,159,088

LOSS FROM OPERATIONS	(906,151)	(380,050)

OTHER INCOME (EXPENSE)
Interest income	12,526	76,662
Interest expense	(2,772)	(49,937)

NET OTHER INCOME (EXPENSE)	9,754	26,725

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(896,397)	(353,325)
INCOME TAXES	337	25,000

LOSS BEFORE MINORITY INTEREST	(896,734)	(378,325)

Minority interest in loss	—	1,829

NET LOSS	$(896,734)	$(376,496)

Basic net loss per share	$(0.04)	$(0.02)
Diluted net loss per share	$(0.04)	$(0.02)

Basic weighted-average common shares outstanding	23,870,488	15,935,492
Diluted weighted-average common shares outstanding	23,870,488	15,935,492

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For The Three Months Ended
	June 30, 2002	June 30, 2001
	(Unaudited)	(Unaudited)
REVENUE
HyperFeed Services	$4,199,311	$6,516,669
PCQuote Services	771,765	2,738,445

TOTAL REVENUE	4,971,076	9,255,114

DIRECT COST OF SERVICES
HyperFeed Services	2,395,655	3,433,212
PCQuote Services	735,603	2,286,113

TOTAL DIRECT COST OF SERVICES	3,131,258	5,719,325

GROSS MARGIN	1,839,818	3,535,789

OPERATING EXPENSES
Sales	457,596	1,054,576
General and administrative	952,859	1,128,994
Product and market development	635,518	1,961,592
Depreciation and amortization	455,768	433,242

TOTAL OPERATING EXPENSES	2,501,741	4,578,404

LOSS FROM OPERATIONS	(661,923)	(1,042,615)

OTHER INCOME (EXPENSE)
Interest income	6,051	40,184
Interest expense	—	(19,926)

NET OTHER INCOME (EXPENSE)	6,051	20,258

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(655,872)	(1,022,357)
INCOME TAXES	337	—

LOSS BEFORE MINORITY INTEREST	(656,209)	(1,022,357)

Minority interest in loss	—	—

NET LOSS	$(656,209)	$(1,022,357)

Basic net loss per share	$(0.03)	$(0.06)
Diluted net loss per share	$(0.03)	$(0.06)

Basic weighted-average common shares outstanding	23,891,141	16,109,767
Diluted weighted-average common shares outstanding	23,891,141	16,109,767

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For The Six Months Ended
	June 30, 2002	June 30, 2001
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(896,734)	$(376,496)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	944,205	761,069
Provision for doubtful accounts	17,000	95,000
Amortization of software development costs	671,640	974,088
Amortization of value assigned to common stock warrant issued in lieu of cash license fees	840,000	840,000
Minority interest in loss	—	(1,829)
Changes in assets and liabilities:
Accounts receivable	335,895	1,060,996
Prepaid expenses and other current assets	(112,588)	(394,515)
Deposits and other assets	(352)	(48,378)
Accounts payable	(110,458)	683,501
Accrued expenses	95,356	(144,609)
Accrued satellite termination fees	(150,000)	(216,000)
Income taxes payable	(5,000)	25,000
Unearned revenue	(445,150)	(94,895)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,183,814	3,162,932
Cash Flows From Investing Activities:
Purchase of property and equipment	(215,230)	(1,138,974)
Purchase of Marketscreen, net of cash acquired	—	(449,963)
Software development costs capitalized	(683,414)	(831,154)
Repayment (issuance) of note receivable	858	(100,000)

NET CASH USED IN INVESTING ACTIVITIES	(897,786)	(2,520,091)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	45,709	113,503
Principal payments on notes payable	(250,000)	(650,000)

NET CASH USED IN FINANCING ACTIVITIES	(204,291)	(536,497)

Net increase in cash and cash equivalents	81,737	106,344
Cash and cash equivalents:
Beginning of the period	607,263	2,522,593

End of the period	$689,000	$2,628,937

Supplemental disclosure of non-cash transactions:
Value of stock consideration for acquisition of Marketscreen	$—	$1,147,500

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION:  The accompanying unaudited interim consolidated financial statements include the accounts of HyperFeed Technologies, Inc. (“HyperFeed” or the “Company”) and its subsidiary, PCQuote.com, Inc. (“PCQuote”), and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated interim financial statements include all adjustments, including the elimination of all significant intercompany transactions in consolidation, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The amounts indicated as “audited” have been extracted from the Company’s December 31, 2001 annual report. For further information, refer to the consolidated financial statements and footnotes included in HyperFeed’s annual report on Form 10-K for the year ended December 31, 2001.

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

GOODWILL AND OTHER INTANGIBLE ASSETS:  Intangible assets consist principally of developed technology, noncompete agreements, customer lists, and the excess of acquisition costs over the estimated fair value of net assets acquired (goodwill). The fair value of intangible assets acquired is determined primarily through the use of independent appraisals. Amortization is calculated using the straight-line method over the respective estimated useful lives, three years for developed technology and customer lists and five years for noncompete agreements. During the first quarter of 2002, the Company implemented SFAS 142, “Goodwill and Other Intangible Assets,” which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. See Note 4.

(2) INCOME TAXES

At December 31, 2001, the Company had Federal income tax net operating loss carryforwards of approximately $22,878,000 for Federal income tax purposes and approximately $22,393,000 for the alternative minimum tax. Approximately $1,058,000 of these net operating losses relates to exercise of incentive employee stock options and will be credited directly to stockholders’ equity when realized. The future utilization of these net operating losses will be limited due to changes in Company ownership. The net operating loss carryforwards will expire, if not previously utilized, as follows: 2002: $560,000; 2003: $79,000; 2004: $576,000; 2005: $1,557,000; 2006: $301,000; and thereafter: $19,805,000.

(3) SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has identified two segments within which it operates. The parent Company’s services are principally in the business-to-business sector, while its subsidiary, PCQuote, operates in the business-to-consumer marketplace. The Company evaluates performance and allocates resources based on operating profitability and growth potential. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments for the quarters ended June 30, 2002 and June 30, 2001 is as follows:

	June 30, 2002		June 30, 2001
	Amount	%	Amount	%
Sales to unaffiliated customers:
HyperFeed services	$4,199,311	84.5%	$6,516,669	70.4%
PCQuote services	771,765	15.5%	2,738,445	29.6%

Total revenue	$4,971,076	100.0%	$9,255,114	100.0%

Operating income (loss):
HyperFeed services	$(225,028)	34.0%	$760,932	*
PCQuote services	(436,895)	66.0%	(1,803,547)	*

Total operating loss	$(661,923)	100.0%	$(1,042,615)	*

Identifiable assets:
HyperFeed services	$7,714,427	89.1%	$10,812,140	73.0%
PCQuote services	944,051	10.9%	3,999,795	27.0%

Total identifiable assets	$8,658,478	100.0%	$14,811,935	100.0%

* not meaningful

Financial information relating to the segments for the six months ended June 30, 2002 and June 30, 2001 is as follows:

	June 30, 2002		June 30, 2001
	Amount	%	Amount	%
Sales to unaffiliated customers:
HyperFeed services	$8,946,388	84.3%	$13,383,064	70.4%
PCQuote services	1,670,928	15.7%	5,628,367	29.6%

Total revenue	$10,617,316	100.0%	$19,011,431	100.0%

Operating income (loss):
HyperFeed services	$(84,342)	9.3%	$2,323,319	*
PCQuote services	(821,809)	90.7%	(2,703,369)	*

Total operating loss	$(906,151)	100.0%	$(380,050)	*

Identifiable assets:
HyperFeed services	$7,714,427	89.1%	$10,812,140	73.0%
PCQuote services	944,051	10.9%	3,999,795	27.0%

Total identifiable assets	$8,658,478	100.0%	$14,811,935	100.0%

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

Intangible asset data as of June 30, 2002 is as follows:

	As of June 30, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Developed technology	$1,327,239	$(516,148)
Noncompete agreements	132,724	(30,969)
Customer lists	12,800	(4,978)

Unamortized intangible assets
Goodwill	$86,334

Aggregate amortization expense
For the quarter ended June 30, 2002	$118,307
For the six months ended June 30, 2002	$236,613

Estimated amortization
For the year ended December 31, 2002	$473,225
For the year ended December 31, 2003	473,225
For the year ended December 31, 2004	175,438
For the year ended December 31, 2005	26,545

The Company’s net loss for the three and six month periods ended June 30, 2001 would have been $1,019,367 and $373,506, respectively, if the Company had initially applied SFAS 142 on January 1, 2001. The Company’s basic and diluted net loss per share for the three and six month periods ended June 30, 2001 would have been $0.06 and $0.02, respectively, if the Company had initially applied SFAS 142 on January 1, 2001.

(5) SUBSEQUENT EVENTS

In November 2001, the Company filed a collection suit against Andover Brokerage, LLC and Andover Brokerage Corporation (collectively “Andover”). On February 28, 2002, Andover filed an answer and counterclaim. As of July 26, 2002, the Company and Andover entered into a settlement agreement. The settlement will not have a material impact on the consolidated financial statements.

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

RECENT BUSINESS DEVELOPMENTS

HyperFeed Products and Services Upgraded for Compatibility with SuperMontage Data

On July 29, 2002, HyperFeed announced upgrades to its products and services for compatibility with Nasdaq’s SuperMontage. When SuperMontage is released over the next several weeks, HyperFeed customers using HyperServer Six, HyperFeed(R) Market Data, HyperFeed SDKs, and HyperView will be able to receive, process, analyze and view Nasdaq Level 1 as well as all SuperMontage entitlements, which include QuoteView, DepthView, PowerView, and TotalView.

HyperFeed Chooses AT&T For Distribution of Market Data

On May 31, 2002, HyperFeed selected AT&T Managed Router Solution to distribute its compressed HyperFeed IP Multicast market data to its customers. The Company believes that the agreement, consistent with HyperFeed’s aggressive expansion into the institutional market, gives HyperFeed customers an easy-to-access, cost-effective, fully secure, managed and redundant service that capitalizes on AT&T’s extensive global frame relay network.

The agreement is designed to optimize cost efficiency in New York and Chicago, two of HyperFeed’s major install base concentrations. HyperFeed’s data monitoring and control centers will continue to operate from its headquarters in Chicago and its development center in Aurora, Illinois.

AT&T Managed Router Solution integrates multiple protocols and supports multiple interfaces, as well as provides 24 x 7 proactive monitoring, a fully managed dial backup option for key sites and maintenance of a router database. The service also includes monthly performance reports on network availability and router utilization, as well as a Web tool that provides access to customer network reports.

This relationship builds on an earlier agreement where HyperFeed chose AT&T as its web hosting services provider. Under terms of the agreement, Hyperfeed moved the majority of its Internet hosting solutions to AT&T’s Internet Data Center in Lisle, Illinois.

HyperFeed Technologies Transfers to Nasdaq SmallCap Market

On May 30, 2002, HyperFeed announced that its application to transfer its securities to The Nasdaq SmallCap Market was approved effective at the opening of business on May 31, 2002. Its symbol will continue as HYPR. HyperFeed applied to list on the Nasdaq SmallCap market as an interim move that provides additional listing flexibility while enabling it to focus on its primary objective of generating long-term stockholder value. This transfer will not affect the method by which HyperFeed’s shares are bought and sold.

HyperFeed Technologies Launches Java Software Development Kit

On May 7, 2002, HyperFeed announced the release of its Java Software Development Kit (SDK), enabling financial institutions and others who program with Java to directly integrate HyperFeed market data into their Java environments.

This user-friendly application programming interface (API) is designed specifically to complement HyperFeed’s COM SDK, which uses Microsoft’s Component Object Model to create customized market data modules. The Java SDK is part of HyperFeed’s offering of development tools that also includes Windows and UNIX/Linux versions.

HyperFeed’s Java SDK helps to create seamless data charts and graphs within a company’s existing web page interface. The simple Java code application helps companies to save programming time and allows access to all available HyperFeed data, including options, security profiles, and historic charting

RESULTS OF OPERATIONS:

FOR THE SIX MONTHS AND QUARTERS ENDED JUNE 30, 2002 AND 2001

Total revenue decreased $8.4 million, or 44.2%, to $10.6 million for the six months ended June 30, 2002, and decreased $4.3 million, or 46.3%, to $5.0 million for the quarter ended June 30, 2002 versus the comparable prior year periods. Both our HyperFeed services and our PCQuote services posted decreases for the first six months of 2002 from 2001 and for the quarter ended June 30, 2002. For the first six months of 2002, HyperFeed service revenue decreased $4.4 million, or 33.2%, to $8.9 million in 2002 as compared to the same period in 2001. For the quarter ended June 30, 2002, HyperFeed service revenue decreased $2.3 million, or 35.6%, from $6.5 million in 2001 to $4.2 million in 2002. Decreases in the number of end users and related services associated with the provision of the RealTick analytics application accounted for $3.1 million of the decline in HyperFeed service revenue for the six months ended June 30, 2002 and $1.7 million for the quarter. Revenue from our PCQuote services decreased $4.0 million, or 70.3%, for the first six months of 2002 from $5.6 million for the same period in 2001. For the second quarter in 2002, revenue from PCQuote services decreased $2.0 million, or 71.8%, from $2.7 million in 2001. The declines in PCQuote services are principally due to the transfer at the end of the third quarter 2001 of PCQuote 6.0 RealTick Internet customers to Townsend Analytics, Ltd. (“Townsend”).

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

Direct costs of services decreased $4.7 million, or 41.7%, to $6.6 million for the six months ended June 30, 2002 from the comparable 2001 period, and decreased $2.6 million, or 45.3%, to $3.1 million for the quarter ended June 30, 2002 as compared to $5.7 million for the comparable 2001 period. Principal components of the decrease were royalties and payments to providers of market data, principally attributable to the transfer at the end of the third quarter 2001 of PCQuote 6.0 RealTick Internet customers to Townsend and the decline in analytics subscriptions. Amortization of software development costs decreased for the six months from $974,000 in 2001 to $672,000 in 2002. Gross margin decreased $3.7 million, or 47.7%, to $4.1 million for the first six months of 2002 from $7.8 million for the same period in 2001 and decreased $1.7 million, or 48.0%, to $1.8 million for the quarter ended June 30, 2002 from $3.5 million for the comparable 2001 period.

Direct costs associated with HyperFeed services decreased from $6.7 million for the six months ended June 30, 2001 to $5.0 million for the first six months of 2002, a 25.3% decrease. For the quarter ended June 30, 2002, direct costs associated with HyperFeed services were $2.4 million, a 30.2% decrease from $3.4 million in the same period of 2001. The principal components of the decrease were costs related to license and exchange fees, directly attributable to the decrease in analytics subscription revenue. Amortization of software development costs decreased 8.2% to $672,000 for the first six months of 2002 from $731,000 for the same period in 2001. For the quarter ended June 30, 2002, amortization of software development costs decreased 11.1% to $341,000, from $384,000 in the second quarter of 2001. For the first six months of 2002, resulting gross margin for HyperFeed services decreased $2.7 million, or 41.1%, to $3.9 million in 2002 from $6.7 million in 2001. For the quarter ended June 30, 2002, the resulting gross margin for HyperFeed services was $1.8 million, a decrease of $1.3 million, or 41.5%, from the $3.1 million recognized in the second quarter of 2001.

Direct costs associated with PCQuote services decreased to $1.5 million for the first six months of 2002 from $4.5 million in the comparable 2001 period, a 66.0% decrease. For the quarter ended June 30, 2002, direct costs associated with PCQuote services were $736,000, a 67.8% decrease from $2.3 million in the same period of 2001. The transfer at the end of the third quarter 2001 of PCQuote 6.0 RealTick Internet customers to Townsend substantially reduced royalty and exchange fees, the principal component of direct costs. There were no software amortization costs for 2002 versus $243,000 for the first six months in 2001 and $121,000 for the second quarter 2001. The gross margin on PCQuote services decreased 87.8% to $134,000 for the first six months of 2002 from $1.1 million in the comparable 2001 period. PCQuote services gross margin decreased 92.0% from $452,000 in the second quarter of 2001 to $36,000 for the same period in 2002.

Total operating expenses decreased 39.1% to $5.0 million for the six months ended June 30, 2002 from $8.2 million for the comparable 2001 period, and decreased 45.4% to $2.5 million for the quarter ended June 30, 2002 as compared to $4.6 million for the comparable 2001 period. Decreases, principally due to cost saving measures implemented in the third quarter of 2001, were experienced in all categories except for depreciation and amortization.

Sales costs decreased to $1.0 million for the first six months of 2002 as compared to $2.0 for the same 2001 period. For the second quarter of 2002, sales costs were $458,000, a 56.6% decrease from the prior year period of $1.1 million. The decrease in sales costs result from the elimination of our consumer sales force in the third quarter of 2001 and lower commission expense commensurate with the decrease in revenue.

General and administrative expenses decreased 25.0% to $1.8 million in the first six months of 2002 from $2.4 million for the first six months of 2001. For the quarter ended June 30, 2002, general and administrative expenses decreased 15.6% to $1.0 million from $1.1 million in same period in 2001. The decreases were principally due to a reduction in personnel at the end of the third quarter of 2001.

Product and market development costs decreased 59.8% to $1.2 million for the six months ended June 30, 2002 from $3.1 million for the comparable 2001 period, and decreased 67.6% to $636,000 for the quarter ended June 30, 2002 as compared to $2.0 million for the comparable 2001 period. The decreases were due to lower advertising expenditures.

Depreciation and amortization increased 24.1% to $944,000 for the first six months of 2002 from $761,000 for the comparable 2001 period, and increased 5.2% to $456,000 in the second quarter of 2002 from $433,000 for the comparable 2001 period as a result of the amortization of intangible assets acquired from Marketscreen.com, Inc. and Lasdorf Corporate Services, Inc. in the second quarter of 2001.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents increased $82,000 from year-end 2001 to $689,000 at the end of the second quarter of 2002. Expenditures for new equipment were $215,000, an 81.1% decrease from the $1,139,000 for the same period in 2001. The decrease is the result of improved tickerplant hardware acquisitions made in 2001, coupled with infrastructure expenditures in 2001 for expanded facilities, and the generally lower prices for computer and communications equipment in 2002. Capitalized software costs of $683,000 for the six months ended June 30, 2002 were 17.8% lower than the $831,000 recorded for the same period for 2001. There were no new direct borrowings during the six months ended June 30, 2002. We received approximately $46,000 in net proceeds from the sale of shares of common stock to employees pursuant to our Employee Stock Purchase Plan.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) decreased to $1.5 million for the first six months of 2002 from $2.2 million for the comparable 2001 period, but increased to $555,000 for the second quarter of 2002 as compared to $316,000 for the same period in 2001. We believe our existing capital resources, our ability to access external capital, if necessary, and cash generated from continuing operations are sufficient for working capital purposes for at least the next twelve months.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, or other exit or disposal activity. This standard will be applied prospectively to exit or disposal activities initiated after December 15, 2002. Management does not believe the adoption of SFAS 146 will have a significant impact on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three and six month periods ended June 30, 2002. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2001, the Company filed a collection suit against Andover Brokerage, LLC and Andover Brokerage Corporation (collectively “Andover”). On February 28, 2002, Andover filed an answer and counterclaim. As of July 26, 2002, the Company and Andover entered into a settlement agreement. The settlement will not have a material impact on the consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first and second quarters of 2002, we issued 41,536 and 73,252 shares of our common stock, respectively, to employees, who purchased the shares under our Employee Stock Purchase Plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of HyperFeed Technologies, Inc. was held on May 16, 2002. The following proposals were submitted, considered and voted upon, as indicated below, by the stockholders.

1. To elect seven members to our Board of Directors to serve until the 2003 Annual Meeting, or until their successors are elected and shall have qualified.

Director	Shares For	Shares Withheld
Jim R. Porter	14,722,336	71,719
John R. Hart	14,622,136	171,919
Charles J. Henry	14,722,336	71,719
Ronald Langley	14,533,686	260,369
Louis J. Morgan	14,722,336	71,719
Kenneth J. Slepicka	14,722,336	71,719
John L. Borling	14,722,336	71,719

2. To approve and ratify the appointment of KPMG LLP as our independent auditors for 2002.

Shares For	Shares Against	Abstentions
14,723,657	29,299	41,099

No other matters were submitted for vote.

ITEM 5. OTHER INFORMATION

On May 30, 2002, HyperFeed announced that its application to transfer its securities to The Nasdaq SmallCap Market was approved effective at the opening of business on May 31, 2002. Its symbol will continue as HYPR. HyperFeed applied to list on the Nasdaq SmallCap market as an interim move that provides additional listing flexibility while enabling it to focus on its primary objective of generating long-term stockholder value. This transfer will not affect the method by which HyperFeed’s shares are bought and sold.

On August 8, 2002, the Board of Directors appointed Mr. Kenneth Slepicka, Mr. Charles Henry and General John Borling as independent directors to serve on the Audit Committee. General John Borling replaces Mr. Ronald Langley.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

Date:	August 12, 2002

By:	/s/ Jim R. Porter

Jim R. Porter
Chairman and Chief Executive Officer

By:	/s/ John E. Juska

John E. Juska
Chief Financial Officer and Principal Accounting Officer