Form 10-Q
period 2002-09-30
HYPERFEED TECHNOLOGIES INC
filed 2002-11-14
CIK 745774

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-13093

I.R.S. Employer Identification Number 36-3131704

HYPERFEED TECHNOLOGIES, INC.
(a Delaware Corporation)

300 S. Wacker, Suite 300 Chicago, Illinois 60606
Telephone (312) 913-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,955,077 shares of the Company’s common stock ($.001 par value) were outstanding as of October 31, 2002.

HYPERFEED TECHNOLOGIES, INC.

HYPERFEED TECHNOLOGIES, INC.

Consolidated Balance Sheets

September 30, 2002 and December 31, 2001

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$1,261,156	$607,263
Restricted cash equivalents	—	250,000
Accounts receivable, less allowance for doubtful accounts of: 2002: $271,992; 2001: $413,554	786,713	1,310,936
Notes receivable	350,000	100,000
Prepaid license fees	70,000	1,330,000
Prepaid expenses and other current assets	286,194	312,106

TOTAL CURRENT ASSETS	2,754,063	3,910,305

Property and equipment
Satellite receiving equipment	89,417	89,417
Computer equipment	3,274,463	3,214,129
Communication equipment	1,459,217	1,631,960
Furniture and fixtures	394,016	430,996
Leasehold improvements	979,181	962,288

	6,196,294	6,328,790
Less: Accumulated depreciation and amortization	(3,816,420)	(3,306,865)

	2,379,874	3,021,925

Goodwill and other intangible assets, net of accumulated amortization of: 2002: $670,401; 2001: $327,895	888,696	1,243,614

Software development costs, net of accumulated amortization of: 2002: $2,860,963; 2001: $7,199,318	2,090,260	2,069,975

Deposits and other assets	99,428	128,936

TOTAL ASSETS	$8,212,321	$10,374,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Notes payable	$—	$250,000
Accrued satellite termination fees	—	225,000
Accounts payable	986,496	1,070,163
Accrued expenses	539,772	340,286
Accrued compensation	197,654	240,297
Income taxes payable	—	5,000
Unearned revenue	1,263,394	1,565,446

TOTAL CURRENT LIABILITIES	2,987,316	3,696,192

Accrued expenses, less current portion	45,112	72,178
Unearned revenue, less current portion	40,735	35,435

TOTAL NONCURRENT LIABILITIES	85,847	107,613

TOTAL LIABILITIES	3,073,163	3,803,805

Stockholders’ Equity
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 24,955,077 shares at September 30, 2002 and 23,849,605 shares at December 31, 2001	24,955	23,850
Additional paid-in capital	44,543,855	44,179,600
Accumulated deficit	(39,429,652)	(37,632,500)

TOTAL STOCKHOLDERS’ EQUITY	5,139,158	6,570,950

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,212,321	$10,374,755

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For The Nine Months Ended
	September 30, 2002	September 30, 2001
	(Unaudited)	(Unaudited)
REVENUE
HyperFeed Services	$12,928,875	$19,503,229
PCQuote Services	2,371,078	7,683,365

TOTAL REVENUE	15,299,953	27,186,594

DIRECT COST OF SERVICES
HyperFeed Services	7,466,307	10,206,182
PCQuote Services	2,300,366	6,403,874

TOTAL DIRECT COST OF SERVICES	9,766,673	16,610,056

GROSS MARGIN	5,533,280	10,576,538

OPERATING EXPENSES
Sales	1,497,867	2,865,906
General and administrative	2,640,190	3,533,132
Product and market development	1,801,713	4,095,548
Depreciation and amortization	1,404,769	1,235,898

TOTAL OPERATING EXPENSES	7,344,539	11,730,484

LOSS FROM OPERATIONS	(1,811,259)	(1,153,946)

OTHER INCOME (EXPENSE)
Interest income	17,215	96,223
Interest expense	(2,772)	(62,388)

NET OTHER INCOME	14,443	33,835

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(1,796,816)	(1,120,111)
Income taxes	337	24,231

LOSS BEFORE MINORITY INTEREST	(1,797,153)	(1,144,342)

Minority interest in subsidiary	—	1,829

NET LOSS	(1,797,153)	(1,142,513)
Preferred dividends	—	(927,455)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,797,153)	$(2,069,968)

Basic net loss per share applicable to common stockholders	$(0.07)	$(0.13)
Diluted net loss per share applicable to common stockholders	$(0.07)	$(0.13)

Basic weighted-average common shares outstanding	24,048,139	16,411,456
Diluted weighted-average common shares outstanding	24,048,139	16,411,456

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For The Three Months Ended
	September 30, 2002	September 30, 2001
	(Unaudited)	(Unaudited)
REVENUE
HyperFeed Services	$3,982,487	$6,120,165
PCQuote Services	700,150	2,054,998

TOTAL REVENUE	4,682,637	8,175,163

DIRECT COST OF SERVICES
HyperFeed Services	2,451,397	3,496,993
PCQuote Services	763,776	1,880,670

TOTAL DIRECT COST OF SERVICES	3,215,173	5,377,663

GROSS MARGIN	1,467,464	2,797,500

OPERATING EXPENSES
Sales	470,987	893,305
General and administrative	870,515	1,173,092
Product and market development	570,506	1,030,170
Depreciation and amortization	460,564	474,829

TOTAL OPERATING EXPENSES	2,372,572	3,571,396

LOSS FROM OPERATIONS	(905,108)	(773,896)

OTHER INCOME (EXPENSE)
Interest income	4,689	19,561
Interest expense	—	(12,451)

NET OTHER INCOME	4,689	7,110

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(900,419)	(766,786)
Income taxes	—	(769)

LOSS BEFORE MINORITY INTEREST	(900,419)	(766,017)

Minority interest in subsidiary	—	—

NET LOSS	(900,419)	(766,017)
Preferred dividends	—	(927,455)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(900,419)	$(1,693,472)

Basic net loss per share applicable to common stockholders	$(0.04)	$(0.10)
Diluted net loss per share applicable to common stockholders	$(0.04)	$(0.10)

Basic weighted-average common shares outstanding	24,397,647	17,347,863
Diluted weighted-average common shares outstanding	24,397,647	17,347,863

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For The Nine Months Ended
	September 30, 2002	September 30, 2001
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(1,797,153)	$(1,142,513)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,404,769	1,235,898
Provision for doubtful accounts	17,000	245,000
Amortization of software development costs	1,017,552	1,514,133
Amortization of value assigned to common stock warrant issued in lieu of cash license fees	1,260,000	1,260,000
Minority interest in subsidiary	—	(1,829)
Changes in assets and liabilities:
Accounts receivable	507,223	759,597
Prepaid expenses and other current assets	25,912	(224,795)
Deposits and other assets	29,508	(53,158)
Accounts payable	(83,667)	114,004
Accrued expenses	129,777	(266,251)
Income taxes payable	(5,000)	(35,000)
Accrued satellite termination expense	(225,000)	(324,000)
Unearned revenue	(296,752)	(819,583)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,984,169	2,261,503
Cash Flows From Investing Activities:
Purchase of property and equipment	(407,799)	(1,490,375)
Purchase of Marketscreen.com, net of cash acquired	—	(424,009)
Software development costs capitalized	(1,037,837)	(1,224,944)
Issuance of note receivable	—	(100,000)

NET CASH USED IN INVESTING ACTIVITIES	(1,445,636)	(3,239,328)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	365,360	148,435
Proceeds from sale of restricted cash equivalents	250,000	—
Payment to bank for assignment of note receivable	(250,000)	—
Principal payments on notes payable	(250,000)	(949,634)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	115,360	(801,199)

Net increase (decrease) in cash and cash equivalents	653,893	(1,779,024)
Cash and cash equivalents:
Beginning of the period	607,263	2,522,593

End of the period	$1,261,156	$743,569

Supplemental disclosure of non-cash transactions:
Value of stock consideration for acquisition of Marketscreen.com	$—	$1,147,500
Preferred stock dividend paid in common stock	$—	$927,455

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

(2) INCOME TAXES

At December 31, 2001, the Company had Federal income tax net operating loss carryforwards of approximately $22,878,000 for Federal income tax purposes and approximately $22,393,000 for the alternative minimum tax. Approximately $1,058,000 of these net operating losses relates to exercise of incentive employee stock options and will be credited directly to stockholders’ equity when realized. The future utilization of these net operating losses will be limited due to changes in Company ownership. The net operating loss carryforwards will expire, if not previously utilized, as follows: 2002: $560,000; 2003: $79,000; 2004: $576,000; 2005: $1,557,000; 2006: $301,000; and thereafter: $19,805,000. The Company has not recorded any tax benefits related to these net operating loss carryforwards.

(3) SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has identified two segments within which it operates. The parent Company’s services are principally in the business-to-business sector, while its subsidiary, PCQuote, operates in the business-to-consumer marketplace. The Company evaluates performance and allocates resources based on operating profitability and growth potential. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to the segments for the quarters ended September 30, 2002 and September 30, 2001 is as follows:

	September 30, 2002		September 30, 2001
	Amount	%	Amount	%
Sales to unaffiliated customers:
HyperFeed services	$3,982,487	85.0%	$6,120,165	74.9%
PCQuote services	700,150	15.0%	2,054,998	25.1%

Total revenue	$4,682,637	100.0%	$8,175,163	100.0%

Operating loss:
HyperFeed services	$(381,045)	42.1%	$346,390	*
PCQuote services	(524,063)	57.9%	(1,120,286)	*

Total operating loss	$(905,108)	100.0%	$(773,896)	*

Identifiable assets:
HyperFeed services	$7,625,117	92.8%	$9,230,863	75.7%
PCQuote services	587,204	7.2%	2,966,526	24.3%

Total identifiable assets	$8,212,321	100.0%	$12,197,389	100.0%

* not meaningful

Financial information relating to the segments for the nine months ended September 30, 2002 and September 30, 2001 is as follows:

	September 30, 2002		September 30, 2001
	Amount	%	Amount	%
Sales to unaffiliated customers:
HyperFeed services	$12,928,875	84.5%	$19,503,229	71.7%
PCQuote services	2,371,078	15.5%	7,683,365	28.3%

Total revenue	$15,299,953	100.0%	$27,186,594	100.0%

Operating loss:
HyperFeed services	$(465,387)	25.7%	$2,669,709	*
PCQuote services	(1,345,872)	74.3%	(3,823,655)	*

Total operating loss	$(1,811,259)	100.0%	$(1,153,946)	*

Identifiable assets:
HyperFeed services	$7,625,117	92.8%	$9,230,863	75.7%
PCQuote services	587,204	7.2%	2,966,526	24.3%

Total identifiable assets	$8,212,321	100.0%	$12,197,389	100.0%

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

Intangible asset data as of September 30, 2002 is as follows:

	As of September 30, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Developed technology	$1,327,239	$(626,752)
Noncompete agreements	132,724	(37,605)
Customer lists	12,800	(6,044)

Unamortized intangible assets
Goodwill	$86,334

Aggregate amortization expense
For the quarter ended September 30, 2002	$118,306
For the nine months ended September 30, 2002	$354,919

Estimated amortization
For the year ended December 31, 2002	$473,225
For the year ended December 31, 2003	473,225
For the year ended December 31, 2004	175,438
For the year ended December 31, 2005	26,545

The Company’s net loss for the three and nine month periods ended September 30, 2001 would have been $1,688,987 and $2,062,493, respectively, if the Company had initially applied SFAS 142 on January 1, 2001. The Company’s basic and diluted net loss per share for the three and nine month periods ended September 30, 2001 would have been $0.10 and $0.13, respectively, if the Company had initially applied SFAS 142 on January 1, 2001.

In October 2002, the Company restructured to streamline operations and ceased development of MarketScreen. As a result, management is currently assessing the net realizable value of certain tangible and intangible assets.

(5) SUBSEQUENT EVENTS

In October 2002, HyperFeed restructured its operations to position itself for long-term growth and to remain competitive in meeting the changing needs of its customers.  Specifically, HyperFeed reduced its workforce by 20 employees, representing 21% of the Company’s workforce, and streamlined operations with reductions in the following departments: operations, customer and technical support, sales, administration, and product and market development. HyperFeed also ceased development and marketing of its MarketScreen product, but will continue to service customers using the product. In addition, the Company will eliminate certain facilities. During the fourth quarter of 2002, the Company will record a restructuring expense related to these actions.

PART I. ITEM 2

Management’s Discussion and Analysis of
Results of Operations and Financial Condition

INTRODUCTION – SAFE HARBOR DISCLOSURE

The following discussion and analysis contains historical information. It also contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, particularly in reference to statements regarding our expectations, plans and objectives. You can generally identify forward-looking statements by the use of the words “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” or similar language. Forward-looking statements involve substantial risks and uncertainties. You should give careful consideration to cautionary statements made in this discussion and analysis. We base our statements on our current expectations.  HyperFeed undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events.  Forward-looking statements may be impacted by a number of factors, risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Among these factors are:

(i)                                     that the information is of a preliminary nature and may be subject to further adjustment;

(ii)                                  variability in HyperFeed’s quarterly operating results;

(iii)                               our ability to fund our current and future business strategies either through continuing operations or external financing;

(iv)                              our ability to attract and retain qualified management and key employees;

(v)                                 our ability to successfully compete against competitive products and services;

(vi)                              our ability to maintain relationships with key suppliers and providers of market data;

(vii)                           our ability to maintain our existing customer base while increasing the Company’s presence in the financial institutional marketplace;

(viii)                        our ability to develop and introduce new product and service initiatives in a timely manner and at competitive price and performance levels;

(ix)                                the effect of economic and business conditions generally;

(x)                                   risks related to pending or future legal proceedings; and

(xi)                                other risks identified from time to time in HyperFeed’s reports and registration statements filed with the Securities and Exchange Commission.

RECENT BUSINESS DEVELOPMENTS

New Management Team and Product Strategy

In September 2002, the Company hired new management team members. Jim Porter remains as HyperFeed’s Chairman and CEO and Mike Kreutzjans now serves as Executive Vice President of Technology Business Development. Management team additions consist of Paul Pluschkell, President and COO; Randall Frapart, Senior Vice President and CFO; Frank Guerrera, Senior Vice President and CTO and Tom Wojciechowski, Senior Vice President of Sales.

HyperFeed is implementing a new business plan, fiscal framework, product strategy and sales methodology focused on serving the financial institutional marketplace. The Company intends to market high performance, managed, exchange services that would free HyperFeed’s customers from proprietary platforms, restrictive rules and high costs. The strategy leverages HyperFeed’s tickerplant and Zero Loss Compression (ZLC) technologies and offers them to financial institutions in a managed services model. The Company anticipates that the new product and service line will be available by year-end.

HyperFeed to Deliver Data Over Reuters Market Data System (RMDS)

On October 11, 2002, HyperFeed announced an agreement with Reuters that allows the Company to deliver HyperFeed Market Data over the Reuters Market Data System (RMDS). This agreement provides new opportunities for the Company as any financial institution using the RMDS middleware platform can access HyperFeed as a primary or secondary market data source.

HyperFeed Restructures by Reducing its Workforce and Streamlining Operations

In October 2002, HyperFeed positioned the Company for long-term growth by reducing its workforce, streamlining operating expenses, and consolidating excess facilities. This resulted in the elimination of 20 employees, or 21% of the Company’s workforce, the cessation of MarketScreen development and marketing, and the consolidation of excess facilities. This restructuring is an important step in HyperFeed’s transition to a financial services provider serving institutional customers. The Company is focusing on its tickerplant technology and HyperFeed® Market Data, while pursuing new product and service initiatives better suited to the structure of the modern financial institution. The Company believes that these steps will result in a reduction in annual expense of approximately $2.5 to $3.0 million per year. During the fourth quarter of 2002, the Company will record a restructuring expense related to these actions.

HyperFeed Revenue

HyperFeed was notified that a large customer is evaluating its vendor relations for 2003. As a result, certain services could be reduced. HyperFeed believes it will remain the key vendor and primary partner for this customer’s tickerplant technology. While still under negotiation, HyperFeed believes that it will continue providing services at a reduced level in 2003.

RESULTS OF OPERATIONS:

FOR THE NINE MONTHS AND QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

Total revenue decreased $11.9 million, or 43.7%, to $15.3 million for the nine months ended September 30, 2002, and $3.5 million, or 42.7%, to $4.7 million for the quarter ended September 30, 2002 versus the comparable prior year periods. Both our HyperFeed services and PCQuote services posted decreases for the first nine months of 2002 and for the quarter ended September 30, 2002 from the same periods of 2001. For the first nine months of 2002, HyperFeed service revenue decreased $6.6 million, or 33.7%, to $12.9 million from $19.5 million in the same period in 2001. For the quarter ended September 30, 2002, HyperFeed service revenue decreased $2.1 million, or 34.9%, to $4.0 million from $6.1 million in 2001. Decreases in the number of end users and related services associated with the provision of the RealTick analytics application accounted for $3.9 million of the decline in HyperFeed service revenue for the nine months ended September 30, 2002 and $0.8 million for the quarter. Revenue from our PCQuote services decreased $5.3 million, or 69.1%, to $2.4 million for the first nine months of 2002 from $7.7 million for the same period in 2001. For the third quarter of 2002, revenue from PCQuote services decreased $1.4 million, or 65.9%, from $2.1 million in 2001 to $0.7 million in 2002. The declines in PCQuote services are principally due to the transfer at the end of the third quarter 2001 of PCQuote 6.0 RealTick Internet customers to Townsend Analytics, Ltd. (“Townsend”).

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

Direct costs of services decreased $6.8 million, or 41.2%, to $9.8 million for the nine months ended September 30, 2002 from $16.6 million for the comparable 2001 period, and decreased $2.2 million, or 40.2%, to $3.2 million for the quarter ended September 30, 2002 from $5.4 million for the comparable 2001 period. Direct costs, as a percentage of revenue, increased to 63.8% from 61.1% for the nine months ended September 30, 2002. For the quarter ended September 30, 2002 gross margin decreased to 31.3% from 34.2%. Principal components of the decrease were royalties and payments to providers of market data, principally attributable to the transfer at the end of the third quarter 2001 of PCQuote 6.0 RealTick Internet customers to Townsend and the decline in analytics subscriptions. Amortization of software development costs decreased for the nine months from $1.5 million in 2001 to $1.0 million in 2002 and decreased for the quarter ended September 30, 2002 to $0.4 million from $0.5 million. Gross margin decreased $5.0 million, or 47.7%, to $5.5 million for the first nine months of 2002 from $10.6 million for the same period in 2001, and $1.3 million, or 47.5%, to $1.5 million for the quarter ended September 30, 2002 from $2.8 million for the comparable 2001 period.

For the first nine months of 2002, the gross margin for HyperFeed services decreased $3.8 million, or 41.2%, to $5.5 million in 2002 from $9.3 million in 2001, or to 42.3% from 47.7%, respectively. For the quarter ended September 30, 2002, the gross margin for HyperFeed services was $1.5 million, or 38.4%, a decrease of 41.6%, from $2.6 million, or 42.9%, in the third quarter of 2001. The gross margin on PCQuote services decreased $1.2 million, or 94.5%, to $0.1 million for the first nine months of 2002 from $1.3 million for the same period of 2001, or to 3.0% from 16.7%, respectively. PCQuote services gross margin decreased to $(0.1) million, or (9.1)%, for the third quarter of 2002 from $0.2 million, or 8.5%, for the same 2001 period.

Total operating expense decreased $4.4 million, or 37.4%, to $7.3 million for the nine months ended September 30, 2002 from $11.7 million for the comparable 2001 period, and decreased $1.2 million, or 33.6%, to $2.4 million for the quarter ended September 30, 2002 from $3.6 million. Decreases, principally due to cost saving measures implemented in the third quarter of 2001, were experienced in all categories except for depreciation and amortization. As a percentage of revenue, total operating expenses increased for the nine months ended September 30, 2002 to 48.0% from 43.1% for the same period in 2001, and increased to 50.7% for the quarter ended September 30, 2002 from 43.7% for the comparable 2001 period. Increases in operating margins as a percentage of revenue for general and administrative expenses and in depreciation and amortization were offset by decreases in sales and in product and market development.

Sales costs decreased $1.4 million, or 47.7%, to $1.5 million for the first nine months of 2002 from $2.9 million for the same 2001 period. For the third quarter of 2002, sales costs were $0.5 million, a 47.3%, decrease from $0.9 million for the prior year period. The decrease in sales costs result from the elimination of our consumer sales force in the third quarter of 2001 and lower commission expense commensurate with the decrease in revenue. Sales costs as a percentage of revenue decreased for the nine months ended September 30, 2002 to 9.8% from 10.5% for the same period in 2001, and to 10.1% for the quarter ended September 30, 2002 from 10.9% for the comparable 2001 period.

General and administrative expenses decreased $0.9 million, or 25.3%, to $2.6 million for the first nine months of 2002 from $3.5 million for the first nine months of 2001. For the quarter ended September 30, 2002, general and administrative expenses decreased $0.3 million, or 25.8%, to $0.9 million from $1.2 million for the same quarter in 2001. The decreases were principally due to a reduction in personnel at the end of the third quarter of 2001. General and administrative expenses as a percentage of revenue increased for the nine months ended September 30, 2002 to 17.3% from 13.0% for the same period in 2001, and to 18.6% for the quarter ended September 30, 2002 from 14.3% for the comparable 2001 period.

Product and market development costs decreased $2.3 million, or 56.0%, to $1.8 million for the nine months ended September 30, 2002 from $4.1 million for the comparable 2001 period, and decreased 44.6% to $0.6 million for the quarter ended September 30, 2002 as compared to $1.0 million the in same period in 2001. The decreases were due to lower advertising expenditures and reduction in personnel at the end of the third quarter of 2001. Product and market development costs as a percentage of revenue decreased for the nine months ended September 30, 2002 to 11.8% from 15.1% for the same period in 2001, and to 12.2% for the quarter ended September 30, 2002 from 12.6% for the comparable 2001 period.

Depreciation and amortization expense increased to $1.4 million for the first nine months of 2002 from $1.2 million for the comparable 2001 period as a result of the amortization of intangible assets acquired from Marketscreen.com, Inc. and Lasdorf Corporate Services, Inc. in the second quarter of 2001, and remained unchanged at $0.5 million for the third quarter of 2002 compared to the same 2001 period. Depreciation and amortization expense as a percentage of revenue increased for the nine months ended September 30, 2002 to 9.2% from 4.5% for the same period in 2001, and to 9.8% for the quarter ended September 30, 2002 from 5.8% for the comparable 2001 period.

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

VALUATION OF INTANGIBLE ASSETS AND SOFTWARE DEVELOPMENT COSTS:  We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. The Company assesses the recoverability of its software development costs against estimated future revenue over the estimated remaining economic life of the software. As discussed in Note 4 of the unaudited interim consolidated financial statements, the Company is assessing the valuation of certain tangible and intangible assets during the fourth quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash and cash equivalents increased $0.7 million from year-end 2001 to $1.3 million at the end of the third quarter of 2002. Despite a net loss of $1.8 million, operating activities provided $2.0 million of cash. Investing activities used $1.4 million of cash, including expenditures for new equipment of $0.4 million, a decrease of 72.6%, from $1.5 million for the same period in 2001. The decrease is the result of improved tickerplant hardware acquisitions made in 2001, coupled with infrastructure expenditures in 2001 for expanded facilities, and the generally lower prices for computer and communications equipment in 2002. Also, capitalized software development costs of $1.0 million for the nine months ended September 30, 2002 were 15.3% lower than the $1.2 million recorded for the same period for 2001. Financing activities provided $0.1 million for the nine months ended September 30 ,2002. There were no new direct borrowings during the nine months ended September 30, 2002. We received approximately $60,000 in proceeds from the sale of shares of common stock to employees pursuant to our Employee Stock Purchase Plan. We also received $305,000 from PICO Holdings, Inc., our principal shareholder, for the exercise of three previously issued Common Stock Purchase Warrants.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) decreased to $1.9 million for the first nine months of 2002 from $2.9 million for the comparable 2001 period, and decreased to $0.3 million for the third quarter of 2002 as compared to $0.7 million for the same period in 2001. We believe our existing capital resources, our ability to access external capital, if necessary, and cash generated from continuing operations are sufficient for working capital purposes for at least the next twelve months.

In September 2002, restricted cash of $250,000 was used to purchase a note guaranteed by the Company to a former officer. The note carries interest at the prime rate and matures in November 2002.

As previously reported, we have explored multiple alternatives that may be available for the purpose of enhancing stockholder value, including a merger, a spin-off or sale of part of our business, a strategic relationship or joint venture with another technology or financial services firm and equity financing. We continue to explore opportunities to enhance stockholder value.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, or other exit or disposal activity. This standard will be applied prospectively to exit or disposal activities initiated after December 15, 2002. Management does not believe the adoption of SFAS 146 will have a significant impact on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three and nine month periods ended September 30, 2002. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 24, 2002, the Company filed an action against Quantitative Science Technologies, Inc to recover payment under a Promissory Note, plus interest, costs and attorneys fees. Defendant filed an answer, affirmative defenses and counterclaim for declaratory judgment and breach of a separate, License Agreement, requesting damages. The Company denies the allegations of the Defendant, believes the counterclaim is a device intended to avoid payment of amounts owed, and intends to move forward with its collection efforts.

On July 3, 2002, the Company filed a two-count action against PC Quote Canada asserting breach of Agency License Agreement, fraud and unjust enrichment and requesting damages, plus interest, costs and attorneys fees. Defendant filed an answer, affirmative defenses and counterclaim asserting that oral agreement modified the Agency License Agreement and requesting damages. The Company denies the allegations by the defendant, believes the counterclaim is a device intended to avoid payment of amounts owed, and intends to move forward with its collection efforts.

On October 1, 2001, the Company filed a collection action against AB Watley Group (“AB Watley”), Inc. seeking damages. While the parties entered into a settlement agreement in which AB Watley agreed to pay the Company in three installments, Defendant failed to make the third installment payment on September 26, 2002. Accordingly, pursuant to the terms of the settlement agreement, HyperFeed is seeking to have a consent judgment entered against Defendant plus fees.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first, second and third quarters of 2002, we issued 41,536, 73,252, and 41,652 shares of our common stock, respectively, to employees, who purchased the shares under our Employee Stock Purchase Plan.

On August 19, 2002, PICO Holdings, Inc., our principal shareholder, exercised three previously issued Common Stock Purchase Warrants. In accordance with the terms of the Warrants, PICO acquired 949,032 shares of HyperFeed Technologies, Inc. common stock for $305,114 or $0.3215 per share, the average closing bid price for the twenty trading days preceding the date of exercise.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

REPORTS ON FORM 8-K

A Form 8-K was filed on August 23, 2002 to report the exercise of Common Stock Purchase Warrants held by PICO Holdings, Inc.

A Form 8-K was filed on August 13, 2002 to certify the Form 10-Q for the period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

Date:	November 13, 2002

By:	/s/ Jim R. Porter

Jim R. Porter
Chairman and Chief Executive Officer

By:	/s/ Randall J. Frapart

Randall J. Frapart
Chief Financial Officer and Principal Accounting Officer

CERTIFICATIONS

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jim R. Porter, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Hyperfeed Technologies, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the  effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Jim R. Porter
Jim R. Porter
Chairman of the Board of Directors, and Chief Executive Officer

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Randall J. Frapart, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Hyperfeed Technologies, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Randall J. Frapart
Randall J. Frapart
Chief Financial Officer

Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q (the “Report”) of  Hyperfeed Technologies, Inc. (the “Company”), I, Jim R. Porter, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.             The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.             The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 13, 2002

/s/ Jim R. Porter
Jim R. Porter
Chairman of the Board of Directors, and Chief Executive Officer

Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q (the “Report”) of Hyperfeed Technologies, Inc. (the “Company”), I, Randall J. Frapart, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.             The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.             The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 13, 2002

/s/ Randall J. Frapart
Randall J. Frapart
Chief Financial Officer