Form 10-K
period 2002-12-31
HYPERFEED TECHNOLOGIES INC
filed 2003-03-31
CIK 745774

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerate filer (as defined in Rule 12b-2 of the Act) Yes  ☐    No  ☒

As of June 28, 2002 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was approximately $5,474,207 (based upon the last reported sales price of the Common Stock as reported by the Nasdaq National Market).

As of March 21, 2003, there were 25,030,689 shares of Common Stock and no shares of Preferred Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  See Page 2

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART OF FORM 10-K		DOCUMENT

PART I		None

PART II		None

PART III

ITEM 10	Directors and Executive Officers	Company’s Proxy Statement
	of the Registrant	to be filed in connection with
its Annual Meeting of
Stockholders

ITEM 11	Executive Compensation	Company’s Proxy Statement
to be filed in connection with
its Annual Meeting of
Stockholders

ITEM 12	Security Ownership of	Company’s Proxy Statement
	Certain Beneficial Owners	to be filed in connection with
	and Management and Related	its Annual Meeting of
	Stockholder Matters	Stockholders

ITEM 13	Certain Relationships and	Company’s Proxy Statement
	Related Transactions	to be filed in connection with
its Annual Meeting of
Stockholders

ITEM 14	Controls And Procedures	None

PART IV

ITEM 15	Exhibits, Financial Statement	Exhibits as specified in Item
	Schedules, and Reports on	15 of this Report
Form 8-K

Signatures

Certifications

HYPERFEED TECHNOLOGIES, INC.

PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

HyperFeed Technologies, Inc. (“HyperFeed” or the “Company”) offers its Managed Exchange Platform Services (“MEPS”) and derived data feed products to financial institutions, exchanges, value added distributors and trading professionals in a managed services model. Its proprietary technologies are designed specifically to support real-time market data, data management, data reporting, and value added services for use in delivering and receiving financial content with a competitive edge. The Company applies its advanced ticker plant technologies to the processing, distribution and access of financial market data. HyperFeed offers some of the fastest, most complete, flexible and reliable MEPS that can be used with industry-leading APIs, third-party applications or online desktop solutions.

GENERAL DEVELOPMENT OF BUSINESS

Background

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

From its inception over 20 years ago, HyperFeed’s core concentration has been and continues to be its development of ticker plant technologies to facilitate the trading of securities.

Current Market Conditions

For over 20 years, HyperFeed’s ticker plant technologies were proprietary and used behind-the-scenes to process its consolidated market data feed, HyperFeed® Market Data, for its customers. In response to market trends demanding direct exchange connectivity, the current model allows the same advanced and robust ticker plant technologies to be used by its customers in the MEPS model. This opens new markets for HyperFeed to serve exchanges and content providers as well as financial institutions and redistributors.

HyperFeed’s MEPS model evolved due to trends in the $6 billion (Risk Waters 2002) securities industry. Rampant data vendor consolidation, the proliferation of program trading, the advent of new exchange depth products, and the effect of current economic conditions are influencing financial institutions to take market data feeds directly from each exchange. These trends translate to bottom line issues of performance management and redundancy, bandwidth requirements and latency reduction.

A key market condition that spurred the shift toward direct exchange connections is the merger and acquisition (“M&A”) activity marking consolidated data vendors. Reuters acquired Bridge and Multex and, most recently, IDC acquired S&P Comstock. Financial institutions are now considering direct connectivity for primary and secondary data sources.

A second trend persuading financial institutions to “go-direct” is program trading. As more active and complex black box program trading proliferates, faster access to exchanges is necessary to maintain the competitive edge. Direct exchange access minimizes latency while providing the large volume of data required to support the trading applications.

NASDAQ’s SuperMontage, NYSE’s OpenBook, and the arrival of ECN’s to the trading community increased already high data volumes. These depth-of-book products magnify the number of updates requiring even higher amounts of bandwidth. High update rates also require more ticker plant processing power, which in turn can result in data processing latency. In efforts to ensure performance and reliability, financial institutions began to seriously investigate eliminating the consolidated data vendor and obtaining their market data directly from each exchange.

Current Market Opportunity

“Going-direct” is not a simple plug-and-play solution. Exchanges broadcast market data in different formats, and have very granular and detailed user reporting and permissioning requirements. End-users rely on complex algorithms and calculations to make split-second trading decisions. In addition, true latency reduction requires more than just a direct connection and a source server. Each exchange feed must be developed to and supported for systems and data management. These problems can be solved by utilizing HyperFeed’s MEPS, which have been continually developed for over 20 years and is now offered to HyperFeed’s customers. The MEPS allows users to pick and choose any configuration of a direct exchange feed with consolidated data in a managed services platform.

Capturing direct data feeds from many different exchanges requires financial institutions to write code and develop separate Front End Processors (“FEPs”) for each exchange. The FEPs must be able to process trade corrections, perform data integrity checks, and read complex symbology. Once the FEPs receive the data, it must be consolidated and normalized into a single format for output so it can be processed by applications or viewed on a desktop by an end-user. HyperFeed has FEPs that currently process all North American exchange data, in addition to a FEP for Telekurs that delivers international data. HyperFeed’s FEP toolkits have also been used by third parties to access international markets directly.

Each exchanges has specific detailed reporting and user-management requirements. A robust back-end database must be built for administration of this function. HyperFeed’s exchange-compliant Neosphere DB ™ is an extensible system built to manage HyperFeed’s administrative Vendor of Record functions and is now offered for use as part of the MEPS.

In addition, many traders rely on special ratios and calculations like Volume Weighted Average Price (“VWAP”), time/sales, best bid or money flow to make split second trading decisions. These are complex algorithms only handled by robust and flexible ticker plant technologies. They need to be calculated in real-time, simultaneously as the data is received or they have little value. HyperFeed’s ticker plant technologies have these calculations already built in and can offer this solution to financial institutions taking direct exchange feeds as a component of its MEPS.

HyperFeed’s consolidated data feed, HyperFeed® Market Data, is known in the industry for its speed and ability to deliver every trade. But it is the technology behind it – Zero Loss Compaction (“ZLC”) that powers this. HyperFeed’s ZLC technology, another component of its MEPS, can alleviate the latency problems and reduce the bandwidth costs financial institutions face with direct-to-exchange data feeds.

Large financial institutions often create proprietary calculations and data feeds that give them a competitive edge in trading and analysis. HyperFeed’s Software Development Kits (“SDKs”) allow companies to seamlessly integrate the proprietary information with the rest of the market data.

In addition, HyperFeed offers its services as a technical solution for consolidated data vendors and exchanges looking for efficient ways to deliver new products and services to their customers. These services can now be licensed from HyperFeed by the exchanges directly or by the feed vendors themselves. As more institutions opt for direct exchange feeds, HyperFeed has positioned itself to license its technology for market disintermediation and to capture market share with its MEPS offerings. MEPS is an enabling technology platform that delivers a suite of market data feeds and ticker plant technologies in a managed services model. HyperFeed delivers market data from every North American exchange, but more importantly, it licenses the complex ticker plant technologies that read, formulate and normalize the data, process great volumes of market data, make calculations needed for trading decisions, and manage relationships with exchanges and customers.

Customers

HyperFeed’s target customers fall into four categories: Exchanges, Financial Institutions, Content Providers, and Redistributors. HyperFeed’s MEPS allows for the aggregation and delivery of exchange based data and services via channel and alliance partners that utilize HyperFeed’s technology to enhance the direct delivery of data from exchanges to financial institutions.

PRODUCTS AND SERVICES

Managed Exchange Platform Services (MEPS)

All HyperFeed products are components of its MEPS, a complete turnkey solution for the normalization, data-basing, integration and transmission of high performance, real-time data sources from exchanges, content providers and proprietary in-house sources. It provides direct access to all North American exchanges and offers a complete set of data cleansing and management tools for remote or on-site use. It provides adaptors to a number of widely used middleware platforms and can be used collectively as a complete solution or individually to augment the functionality of other vendor system products.

•                  Front End Processors (FEP)

Different types of data received directly from multiple sources (exchanges, fundamental data providers, historical data providers and customers’ proprietary data) can be transformed into a normalized protocol that eliminates the need for a consolidated data vendor feed. HyperFeed’s FEPs also offer line arbitration, a service that selects the best feed from redundant sources.

•                  Value Added Services

HyperFeed’s Value Added Services include a Calculation Engine (VWAP, Time/Sales), Fundamental Data, Historical Data, Indices and News.

•                  Data Management

•                  Neosphere DB™

HyperFeed’s Neosphere DB is an exchange-compliant enterprise level user management system and complete back-office entitlement system. It expertly monitors and manages enterprise data set permissions and automatically records and accurately reports this information to the exchanges.

•                  Control Room

HyperFeed’s Control Room is a set of over 200 monitoring tools that manage and audit incoming lines and alert for problems. It allows viewing of incoming lines and indicates sequence number, baud rate, and sensitivity. It also has completely customizable alarms, task management capabilities, and remote accessibility.

•                  Technologies

•                  ZLC (Zero Loss Compaction)

HyperFeed’s proprietary technology provides up to a 10:1 ratio, allowing clients to receive complete data sets over less bandwidth.

•                  Tools and Adaptors

•                  SDKs (Software Development Kits)

HyperFeed’s SDKs allow customers to quickly and easily integrate all HyperFeed’s database content into their own financial applications without enduring long development cycles or incurring high development costs. Available development tools are: COM, JAVA, C/C++ (for UNIX/LINUX and Windows), Visual Basic and CGI.

•                  RMDS Adaptor (Reuters Market Data System)

RMDS Adaptor is an adaptor that allows financial institutions with the RMDS infrastructure to access, publish, manipulate and display HyperFeed Market Data.

•                  HyperFeed Box (“H!BOX”)

H!BOX is a delivery service platform that puts HyperFeed’s advanced ticker plant technology at the clients’ site, offering connectivity to a consolidated data feed through HyperServer, Telekurs, and/or any other data stream a customer desires to receive. Other key features and benefits include latency minimization, Data Maintenance Line (DML), data integrity maintenance, and scalability.

•                  HyperServer FEP

HyperServer 6.0 powers HyperFeed’s consolidated data feed, which consists of price and volume data on over 800,000 equity, option, commodity and OTC issues principally covering all North American exchanges, and delivers it directly to the customer in record time. In addition to quotes, it also supplies news, historical data, fundamental information, and data on fixed income securities.

•                  Telekurs FEP

Telekurs FEP is the first true joint product between HyperFeed and Telekurs USA that gives customers access to the contents of the Telekurs MDF (Market Data Feed). HyperFeed’s Telekurs FEP is available in native HyperFeed format and through HyperFeed’s ticker plant technologies.

PATENTS, TRADEMARKS AND LICENSES

Our proprietary software is protected from unauthorized use by the U.S. Copyright Act and trade secret laws and all distributed copies of the software and supporting materials bear a copyright notice. We also attempt to protect our rights in proprietary software by entering into license agreements with customers and suppliers and confidentiality and non-disclosure agreements with our employees and other third parties. We use security measures to restrict access to our services to only those with proper password identification. As an additional safeguard, we retain source code and provide only object code bearing a copyright notice to third party users of our proprietary software.

The following are trademarks we use in our business:

•                  HyperFeed® and the HyperFeed® logos are registered trademarks of HyperFeed Technologies, Inc.

•                  HyperServer™ is a trademark of HyperFeed Technologies, Inc.

•                  HyperFeed SmarTicker™ is a trademark of HyperFeed Technologies, Inc.

•                  Neosphere™ is a trademark of HyperFeed Technologies, Inc.

•                  Neosphere DB™ is a trademark of HyperFeed Technologies, Inc.

COMPETITION

The market for ticker plant technologies used to facilitate and manage the direct exchange feeds of financial institutions in a MEPS model is opportune and recently developed due to key previously identified trends in the financial services industry. Direct competitors on this front include small consulting shops that sell data feed servers and in-house development teams, but they only compete with HyperFeed on the first level of service involving FEPs. They do not offer Value Added Services like time/sales, money flow and bid/ask, Data Management Tools like Neosphere and Control Room, ZLC technologies or SDKs and Adaptors. HyperFeed’s service strategy is based on a one-to-many delivery model that may potentially increase a customer’s return on investment.

The market for the provision of a domestic consolidated data feed containing real-time streaming financial information such as equities, commodities, futures and options quotations, and news through services and software applications similar to those we provide includes a large amount of competitors and is subject to rapid change. The industry has also seen unprecedented M&A activity. We believe our primary competitors today include Reuters, the ILX unit of Thomson Corporation and the Comstock unit of Standard and Poor’s, which was recently acquired by IDC. Although our new strategy is to license our technology to these current competitors, they have significantly greater financial, technical and marketing resources and greater name recognition than we do to compete for the provision of market data.

SEASONALITY

We have not experienced any material seasonal fluctuations in our business. Barring any prolonged period of investor inactivity in trading securities, we do not believe that seasonality is material to our business activities.

RESEARCH AND DEVELOPMENT

Our research and development personnel expend their time and effort enhancing HyperFeed’s ticker plant technologies. This includes upgrades to HyperServer 6.0, developing new SDKs, and creating software that allows our technologies and data to be read by and integrated with our partners and third party products. Our investment in software development consists primarily of:

•                  Development of new FEPs for receipt of data from exchanges, consolidated sources, and news and fundamental data sources.

•                  Leveraging existing ticker plant technologies by packaging it into our new MEPS model for use at customer sites.

•                  Enhancing the efficiency of our compression technology and channels for the internal ticker plant which makes up part of a consolidated ticker plant.

During the fiscal years ended December 31, 2002, 2001 and 2000, we expensed $1,307,740, $1,120,124 and $1,794,228, respectively, for research and development.

ENVIRONMENT

Compliance with Federal, state and local provisions with respect to the environment has not had a material adverse effect on our capital expenditures, earnings, or competitive position.

EMPLOYEES

As of December 31, 2002, we employed 71 people and PCQuote employed 2 people, none of whom are represented by a collective bargaining unit. We believe we have a satisfactory relationship with our employees. From time to time, we use the services of outside consultants on an hourly basis.

GOVERNMENT CONTRACTS

We have no material contracts with the Government.

BACKLOGS

Due to the nature of our business, backlogs are not a typical occurrence in our industry.

MAJOR CUSTOMERS

Revenues from Charles Schwab & Co., Inc., our largest customer in 2002, represented approximately 16% of the Company’s consolidated revenues for that year. We did not have any customers that accounted for 10% or more of consolidated revenue in 2001. Revenues from AB Watley Group, Inc. (“AB Watley”), our largest customer in 2000, represented approximately 21% of the Company’s consolidated revenues for that year.

ITEM 2.  PROPERTIES

Our executive offices and primary data center are located in approximately 15,000 square feet of leased space on the 3rd floor of 300 South Wacker Drive, Chicago, Illinois. The lease for the premises expires on December 31, 2009. Lease payments are subject to escalating base rent as well as adjustment for changes in real estate taxes and other operating expenses. (See Note 7 of the Notes to Consolidated Financial Statements.)

We lease approximately 11,000 square feet of office space at two sites in Aurora, Illinois, through March 2005. The lease for 3,000 square feet of office space in New York City expires in July 2003. We also leased 9,000 square feet of office space on the 20th floor of 300 South Wacker Drive, Chicago, Illinois through February 2003. (See Note 7 of the Notes to Consolidated Financial Statements.)

ITEM 3.  LEGAL PROCEEDINGS

On July 24, 2002, the Company filed an action against Quantitative Science Technologies, Inc. to recover payment under a Promissory Note of approximately $100,000, plus interest, costs and attorneys fees. Defendant filed an answer, affirmative defenses and counterclaim for declaratory judgment and breach of a separate License Agreement, requesting damages. The Company denies the allegations of the Defendant, believes the counterclaim is a device intended to avoid payment of amounts owed, and intends to move forward with its collection efforts.

On July 3, 2002, the Company filed a two-count action against PC Quote Canada asserting breach of Agency License Agreement, fraud and unjust enrichment and requesting damages, plus interest, costs and attorneys fees. Defendant filed an answer, affirmative defenses and counterclaim asserting that oral agreement modified the Agency License Agreement, requesting damages. Defendant filed a motion for preliminary injunction to enjoin HyperFeed from terminating services provided under the Agreement and, pending a complete, court-ordered audit of Defendant’s records, the Company has agreed not to terminate such services. Furthermore, the Company denies the allegations by the defendant, believes the counterclaim is a device intended to avoid payment of amounts owed, and intends to move forward with its collection efforts.

On October 1, 2001, the Company filed a collection action against AB Watley seeking damages. While the parties entered into a settlement agreement in which AB Watley agreed to pay the Company in three installments, Defendant failed to make the third installment payment on September 26, 2002. Accordingly, pursuant to the terms of the settlement agreement, a consent judgment was entered in the total amount of $180,503 on January 10, 2003. HyperFeed is taking steps necessary to enforce and collect on this judgment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol “HYPR.”

The following tables show for 2002 and 2001 the high and low sales prices of our common stock for the periods indicated, as reported by the Nasdaq National Market.

2002 QUARTERLY INFORMATION	HIGH	LOW
First	$0.890	$0.470
Second	0.800	0.040
Third	0.660	0.254
Fourth	0.590	0.240

2001 QUARTERLY INFORMATION	HIGH	LOW
First	$2.969	$1.438
Second	3.220	1.438
Third	2.160	0.800
Fourth	1.050	0.540

As of February 28, 2003, we had 557 stockholders of record of our common stock.

DIVIDEND POLICY

We have not paid dividends on our common stock and do not currently plan to do so in the near future.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ending December 31,
	2002	2001	2000	1999	1998
INCOME DATA:
Net revenue	$19,825,071	$33,345,717	$46,446,887	$33,128,059	$23,045,533
Operating income (loss)	$(4,426,336)	$(1,453,280)	$1,875,851	$(9,352,153)	$(4,699,426)
Income (loss) before minority interest and income taxes	$(4,407,073)	$(1,417,765)	$1,756,116	$(9,511,228)	$(6,445,595)
Net income (loss)	$(4,360,774)	$(1,445,167)	$1,723,156	$(9,431,698)	$(6,449,208)
Net income (loss) available for common stockholders	$(4,360,774)	$(2,372,622)	$1,723,156	$(9,431,698)	$(7,468,146)

PER SHARE DATA:
Basic net income (loss) available for common stockholders	$(0.18)	$(0.13)	$0.11	$(0.63)	$(0.57)
Diluted net income (loss) available for common stockholders	$(0.18)	$(0.13)	$0.08	$(0.63)	$(0.57)

BALANCE SHEET DATA:
Total assets	$6,295,590	$10,374,755	$14,326,260	$15,295,184	$10,053,367
Long term obligations	$48,625	$107,163	$667,183	$2,290,511	$921,781
Stockholders’ equity	$2,594,817	$6,570,950	$6,692,535	$4,597,633	$2,915,271

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

OVERVIEW

During 2002, the Company experienced a loss of customers due to economic conditions and a shift in customer needs. In addition to a significant slow-down experienced by the day-trading industry, many of HyperFeed’s largest institutional customers were retail brokerages affected by the same financial market downturn. These conditions prompted the Company’s focus on products and services that produce the most revenue from its ticker plant technologies.

In August and September 2002, HyperFeed hired a new senior management team, which subsequently restructured the Company’s staff, product initiatives, and facilities. In October 2002, HyperFeed reduced its workforce by 21%. The current employee complement is more focused on research and development of its ticker plant technologies. In addition, facilities were consolidated to garner additional cost savings.

The new senior management team’s product restructuring was driven by the financial market industry’s need to get data feed connections directly from exchanges. The Company realized that the anticipated market for a consolidated data feed would be coupled with the market’s need for ticker plant technologies. Accordingly, management constructed a new sales strategy for packaging and selling the Company’s services. The sales model includes direct sales, alliance partner sales, and business development, which are expected to reflect revenue growth during 2003.

RECENT BUSINESS DEVELOPMENTS

HyperFeed Announces $1,423,000 Private Placement

On March 17, 2003, HyperFeed announced a planned private placement of $1,423,000 from its executive officers, individual board members, and its largest investor, PICO Holdings, Inc. (“PICO”), whose officers are also HyperFeed board members. The transaction is expected to close in May after HyperFeed’s annual meeting, pending the approval of NASDAQ and HyperFeed’s shareholders. PICO has notified HyperFeed of its intent to approve the private placement.

In accordance with the terms of the private placement, HyperFeed will issue 5,260,628 shares of its common stock at $0.2705 per share to the participants. The price per share was determined using the average closing price of the common stock for the twenty trading days prior to and including the date the stock was priced, March 13, 2003.

The securities to be issued in the private placement have not been registered under the Securities Act of 1933 (the “Securities Act”) or other applicable securities laws and may not be sold or transferred except pursuant to an effective registration statement under the Securities Act and other applicable securities laws or an appropriate exemption from any applicable registration requirements.

HyperFeed Partners with Telekurs USA to Deliver Global Data

On February 11, 2003, HyperFeed announced an expanded relationship with Telekurs USA to deliver global data to its customers. The partnership offers HyperFeed’s customers global content combined with distributed ticker plant technologies and managed exchange services. Telekurs USA is a subsidiary of the Telekurs Group, a global company active in the fields of cashless payment instruments, electronic payment systems, international financial information, and information technology services.

This new feed offering will be distributed by HyperFeed and Telekurs in HyperFeed’s format and through HyperFeed proprietary technology. The new Telekurs feed delivery format will be available as a stand-alone feed or as a channel on HyperFeed’s managed exchange services platform. All existing and future HyperFeed customers will be able to receive global exchange data while benefiting from the speed and performance of HyperFeed’s ticker plant including its IP Multicast and ZLC technologies. The companies are working to make the first set of global data available to customers by the end of the first quarter of 2003.

The agreement also gives Telekurs USA the use of HyperFeed’s Neosphere DB to control user-level access and for exchange-required reporting, or Vendor Automated Reporting System (“VARS”). Neosphere DB is an exchange compliant enterprise-level user management system and complete data source entitlement system. It monitors and manages enterprise data set permissions and automatically records and reports this to the exchanges.

HyperFeed’s SDKs Approved by North American Exchanges

On February 4, 2003, HyperFeed announced that its Software Development Kits (SDKs) had been “Exchange Approved” by all North American stock exchanges, including the New York Stock Exchange (NYSE), American Stock Exchange (AMEX) and the National Association of Securities Dealers Automated Quotation (NASDAQ). Exchange Approval status allows HyperFeed to offer its SDK customers more comprehensive managed exchange services like user authentication and exchange reporting. HyperFeed’s “Exchange Approved” SDKs include: COM, JAVA, C/C++ (for UNIX/LINUX and Windows), Visual Basic and CGI.

HyperFeed Selected to Provide Real Time Streaming Stock Quotes to Money.net

On January 27, 2003, HyperFeed announced that Money.net, Inc. is using HyperFeed Market Data in conjunction with HyperFeed’s JAVA SDK to provide professional grade, streaming, real-time quotes to its subscriber base of retail and institutional investors, including corporate clients like Legg Mason, TheStreet.com, and others.

HyperFeed Market Data is compatible with and populates Money.net applications, including its flagship product Screamer, Level II Viewer, ChartStream, and Wireless/Email. Money.net subscribers can monitor the markets and make investment decisions on data provided by HyperFeed. Specifically, Money.net customers have access to complete options chains, equities, indices, and NASDAQ’s SuperMontage.

RESULTS OF OPERATIONS FOR 2002 COMPARED TO 2001

Total revenue decreased $13.5 million, or 40.5%, to $19.8 million in 2002 from $33.3 million in 2001. Both our HyperFeed services and PCQuote services posted decreases in 2002 from 2001. HyperFeed services revenue decreased $7.8 million, or 31.8%, to $16.8 million in 2002 from $24.6 million in 2001. The decline in HyperFeed services are due to both decreases in the number of end users and related services associated with the provision of the RealTick analytics application and decreases in data feed license fees. Revenue from PCQuote services decreased $5.7 million, or 65.2%, to $3.0 million in 2002 from $8.7 million in 2001. The decline in PCQuote services is principally due to the transfer at the end of the third quarter 2001 of PCQuote 6.0 RealTick Internet customers to Townsend Analytics, Ltd. (“Townsend”) and to a decrease in consumer end users.

On July 31, 2001, PCQuote and Townsend entered into an agreement to terminate their Software License and Distributor Agreement dated May 28, 1999. PCQuote subsequently entered into a new agreement with Townsend to market the Internet version of the software application currently marketed as PCQuote 6.0 RealTick. Under the new agreement, Townsend provides the services, formerly provided by PCQuote, to our existing subscribers of its software and pays to PCQuote a portion of the license fee collected from those subscribers and new subscribers referred through PCQuote. The new agreement replaced the prior agreement between Townsend and the Company’s subsidiary, PCQuote. Townsend did not renew the agreement, which expired in December 2002. Townsend remains obligated under the agreement to pay PCQuote a portion of the license fees collected from existing subscribers referred through PCQuote until the earlier of (i) the third anniversary of the expiration, termination, or non-renewal of the agreement or (ii) the date on which the aggregate monthly payments under the agreement become less than $10,000.

Direct costs of services decreased $7.7 million, or 37.9%, to $12.7 million in 2002 from $20.4 million in 2001. Direct costs, as a percentage of revenue, increased to 64.1% in 2002 from 61.3% in 2001. Principal components of the decrease were royalties and payments to providers of market data, attributable to the transfer of PCQuote 6.0 RealTick to Townsend and the decline in end users. Amortization of software development costs decreased $0.7 million, or 34.7%, to $1.4 million in 2002 from $2.1 million in 2001. Also included in direct costs is amortization of prepaid license fees as a result of the value assigned to the warrant issued in April 1999 to CNNfn in exchange for the three-and-a-half year license agreement with PCQuote. This amortization was $1.7 million for 2001 and the remaining $1.3 million balance at December 31, 2001 was fully amortized by October 2002. The resulting gross margin decreased $5.8 million, or 44.8%, to $7.1 million in 2002 from $12.9 million in 2001. As a percentage of revenue, gross margin decreased to 35.9% in 2002 from 38.7% in 2001.

Direct costs associated with HyperFeed services decreased $3.0 million, or 23.2%, to $10.0 million in 2002 from $13.1 million in 2001. Amortization of software development costs decreased to $1.4 million in 2002 from $1.6 million in 2001. The resulting gross margin on HyperFeed services decreased 41.5%, to $6.7 million in 2002 from $11.5 million in 2001. HyperFeed services gross margin as a percentage of HyperFeed services revenue decreased to 40.2% in 2002 from 46.9% in 2001.

Direct costs associated with PCQuote services decreased $4.7 million, or 63.8%, to $2.7 million in 2002 from $7.4 million in 2001. Previously capitalized software development costs for PCQuote services were fully amortized as of December 31, 2001. PCQuote services gross margin as a percentage of PCQuote services revenue decreased to 12.4% in 2002 from 15.6% in 2001.

Total operating expenses decreased $2.8 million, or 19.6%, to $11.5 million in 2002 from $14.4 million in 2001. Decreases experienced in all categories, principally due to cost saving measures implemented in the third quarter of 2001, were offset by a restructuring charge incurred in the fourth quarter of 2002. As a percentage of revenue, total operating expenses increased to 58.2% in 2002 from 43.1% in 2001. Increases in operating margins as a percentage of revenue for general and administrative expenses, depreciation and amortization and for the restructuring charge were offset by decreases in sales and in product and market development. Total operating expenses, excluding the restructuring charge, decreased $4.6 million, or 32.4%, to $9.7 million in 2002 from $14.4 million in 2001. As a percentage of revenue, excluding the restructuring charge, total operating expenses increased to 49.0% in 2002 from 43.1% in 2001.

Sales costs decreased 42.0%, to $2.0 million in 2002 from $3.4 million in 2001. The decrease in sales costs resulted from the elimination of our consumer sales force in the third quarter of 2001 and lower commission expense commensurate with the decrease in revenue. Sales costs as a percentage of revenue decreased to 10.0% in 2002 from 10.2% in 2001.

General and administrative expenses and provision for doubtful accounts decreased $0.8 million, or 18.7%, to $3.6 million in 2002 from $4.5 million in 2001. The decrease was principally due to a reduction in bad debt expense. General and administrative expenses as a percentage of revenue increased to 18.4% in 2002 from 13.0% in 2001.

Product and market development costs decreased $2.4 million, or 51.2%, to $2.3 million in 2002 from $4.7 million in 2001. The decrease was due to lower advertising expenditures and reduction in personnel at the end of the third quarter of 2001. Product and market development costs as a percentage of revenue decreased to 11.6% in 2002 from 14.2% 2001.

Depreciation and amortization increased to $1.8 million in 2002 from $1.7 in 2001. Depreciation and amortization expense as a percentage of revenue increased to 8.9% in 2002 from 5.2% in 2001.

In the fourth quarter of 2002, the Company implemented a significant restructuring of operations and, as a result, recognized a restructuring charge of $1.8 million.  The Company incurred expense of $0.3 million relating to the consolidation of certain facilities and wrote-off $0.5 million for the impairment of fixed assets associated with those facilities.  The Company wrote-off $0.7 million of unamortized intangible assets relating to the MarketScreen product, which the Company has ceased developing and marketing.  The Company also incurred employment related termination costs of $0.4 million.

Interest expense decreased to $2,772 in 2002 from $68,766 in 2001. Interest expense consists of interest on PCQuote’s $2.0 million borrowing from Motorola, Inc., which was repaid in full in the first quarter of 2002.

RESULTS OF OPERATIONS FOR 2001 COMPARED TO 2000

Total revenue decreased $13.1 million, or 28.2%, to $33.3 million in 2001 from $46.4 million in 2000. Our HyperFeed services posted increases in 2001 over 2000; however, our PCQuote services posted decreases for the same period. HyperFeed services revenue increased $1.9 million, or 8.4%, to $24.6 million in 2001 from $22.7 million in 2000. Revenue growth was achieved through increases in data feed license fees. Revenue from PCQuote services decreased $15.0 million, or 63.2%, to $8.7 million in 2001 from $23.7 million in 2000. The decrease is principally due to (i) the transition of AB Watley, formerly our largest client, from a private-label version of third-party software through PCQuote to a HyperFeed data feed only customer and (ii) the transfer at the end of the third quarter 2001 of PCQuote 6.0 RealTick Internet customers to Townsend Analytics, Ltd. (“Townsend”).

On July 31, 2001, PCQuote and Townsend entered into an agreement to terminate their Software License and Distributor Agreement dated May 28, 1999. PCQuote subsequently entered into a new agreement with Townsend to market the Internet version of the software application currently marketed as PCQuote 6.0 RealTick. Under the new agreement, Townsend will provide the services, formerly provided by PCQuote, to our existing subscribers of its software and pay to PCQuote a portion of the license fee collected from those subscribers and new subscribers referred through PCQuote. The new agreement replaced the prior agreement between Townsend and the Company’s subsidiary, PCQuote.

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

The resulting gross margin decreased $3.8 million, or 23.0%, to $12.9 million in 2001 from $16.8 million in 2000. As a percentage of revenue, gross margin increased to 38.7% in 2001 from 36.1% in 2000. The increase in percentage gross margin is attributable to (i) the transition of AB Watley from PCQuote to HyperFeed, (ii) the transfer of PCQuote 6.0 RealTick to Townsend, and (iii) an increased sales focus on higher margin data feed services.

Direct costs associated with HyperFeed services increased $0.7 million, or 6.0%, to $13.1 million in 2001 from $12.3 million in 2000. Increases in data feed operations, directly attributable to the increase in revenue, were offset to a degree by decreases in license and exchange fees related to the September 1, 2000 reduction of the fees charged by Nasdaq NMS for professional subscriptions to their data. Amortization of software development costs increased to $1.6 million in 2001 from $1.5 million in 2000. The resulting gross margin on HyperFeed services increased 11.2%, to $11.5 million in 2001 from $10.4 million in 2000. HyperFeed services gross margin as a percentage of HyperFeed services revenue increased to 46.9% in 2001 from 45.7% in 2000.

Direct costs associated with PCQuote services decreased $10.0 million, or 57.6%, to $7.4 million in 2001 from $17.4 million in 2000. The transfer of AB Watley from PCQuote’s private-labeled third-party software to a HyperFeed data feed client and the transfer of PCQuote 6.0 RealTick to Townsend substantially reduced royalty and exchange fees, the principal component of direct costs. Amortization of previously capitalized software development costs decreased to $0.5 million in 2001 from $0.9 in 2000. Previously capitalized software development costs for PCQuote services were fully amortized as of December 31, 2001.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS:  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for services or debtors to satisfy note receivable obligations. We analyze accounts receivable, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts and notes receivable. If the financial condition of our customers or debtors deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

VALUATION OF INTANGIBLE ASSETS AND SOFTWARE DEVELOPMENT COSTS:  We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. The Company assesses the recoverability of its software development costs against estimated future revenue over the estimated remaining economic life of the software. (See Note 15 of the Notes to Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents increased $0.5 million to $1.1 million at the end of 2002 from $0.6 million at the end of 2001. Despite a net loss of $4.4 million, operating activities provided $2.2 million of cash. Investing activities used $1.8 million of cash, including expenditures for new equipment of $0.5 million, a decrease of 69.7%, from $1.6 million in 2001. The decrease is the result of improved ticker plant hardware acquisitions made in 2001, coupled with infrastructure expenditures in 2001 for expanded facilities, and the generally lower prices for computer and communications equipment in 2002. Also, capitalized software development costs of $1.3 million in 2002 were 17.0% lower than the $1.6 million recorded in 2001. Financing activities provided $0.1 million in 2002. There were no new direct borrowings during 2002 while we repaid $0.3 million on our note payable to Motorola, Inc. We received approximately $80,000 in proceeds from the sale of shares of common stock to employees pursuant to our Employee Stock Purchase Plan. We also received $0.3 million from PICO Holdings, Inc., our principal shareholder, for the exercise of three previously issued Common Stock Purchase Warrants.

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

In October 2002, we restructured our operations to reposition for long-term growth and to remain competitive in meeting the changing needs of our customers. As part of the restructuring, we eliminated 20 positions, representing 21% of our workforce, and streamlined operations with reductions in the following departments: operations, customer and technical support, sales, administration, and product and market development. We also ceased development and marketing of our MarketScreen product, but will continue to service customers using the product. In addition, we eliminated certain facilities. We believe that these steps will result in a reduction in annual expense of approximately $2.5 to $3.0 million.

On March 17, 2003, HyperFeed announced a planned private placement of $1,423,000 from its executive officers, individual board members and its largest investor, PICO Holdings, Inc., whose officers are also HyperFeed board members. The transaction is expected to close in May after HyperFeed’s annual meeting, pending the approval of NASDAQ and HyperFeed’s shareholders. PICO Holdings, Inc., has notified HyperFeed of its intent to approve the private placement.

On March 18, 2003, the Company obtained a $500,000 line of credit from Lakeside Bank bearing interest at the prime rate. The Company can borrow up to 80% of certain accounts receivables and 50% of net property, plant and equipment.

Our contractual payment obligations and commitments as of December 31, 2002 are reflected in Note 7 of the Notes to Consolidated Financial Statements. The Company does not have any long-term debt, capital lease obligations, or unconditional purchase obligations. Other long-term obligations consisting of Unearned Revenue are approximately $1.2 million in 2003 and $12,536 in 2004.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) decreased to $39,000 for 2002 from $4.0 million for 2001. We believe our existing capital resources, available line of credit, cash generated from continuing operations, proceeds from the planned private placement of shares of our common stock, and our ability to access external capital, if necessary, are sufficient for working capital and to fund operations over the next twelve months.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which applies to legal obligations that are associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that an asset retirement liability be recorded at fair value when an enterprise incurs the legal obligation to retire a long-lived asset. The enterprise also would record the carrying amount of the related long-lived asset and depreciate that asset over its useful life. In subsequent periods, the asset retirement liability would be adjusted to reflect (1) the passage of time and (2) changes in the undiscounted estimates of cash flows that were associated with the initial measurement. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management is currently evaluating the impact that adoption of SFAS 143 will have on its consolidated financial statements and does not believe the adoption of SFAS 143 will have a significant impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, or other exit or disposal activity. This standard will be applied prospectively to exit or disposal activities initiated after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. Management is currently evaluating the impact that adoption of SFAS 148 will have on its consolidated financial statements.

In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“the Issue”). The guidance in this Issue is effective for revenue arrangements entered into for fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Management is currently reviewing the impact that EITF 00-21 will have on the Company’s future results of operations, but upon our initial review the Company does not believe the Issue will have a significant impact on its accounting for multiple element arrangements.

OTHER

We do not believe general inflation materially impacts our sales and operating results. We do not expect that current tax legislation will significantly affect our future financial position, liquidity or operating results.

At December 31, 2002, the Company had Federal income tax net operating loss carryforwards of approximately $24,920,000 for Federal income tax purposes and approximately $24,516,000 for the alternative minimum tax. Approximately $1,058,000 of these net operating losses relates to exercise of incentive employee stock options and will be credited directly to stockholders’ equity when realized. The Company also had research and development credits of $106,000 that will all expire by 2011 if not previously utilized. The future utilization of these net operating losses and research and development credits will be limited due to changes in Company ownership. The net operating loss carryforwards expire through 2022. The Company has not recorded any tax benefits related to these net operating loss carryforwards. (See Note 6 of the Notes to Consolidated Financial Statements.)

FACTORS THAT MAY AFFECT FUTURE RESULTS

You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the SEC and in materials incorporated by reference in these filings. The following is intended to highlight certain factors that may affect the financial condition and results of operations of HyperFeed and are not meant to be an exhaustive discussion of risks that apply to HyperFeed. Like other businesses, HyperFeed is susceptible to macroeconomic downturns in the United States or abroad, as were experienced in fiscal year 2002, and continues into fiscal year 2003, that may affect the general economic climate and performance of HyperFeed or its customers.

HyperFeed has experienced and expects to continue to experience significant period-to-period fluctuations in its revenues and operating results, which may result in volatility in the price of its stock.

HyperFeed’s quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Accordingly, you should not rely on period-to-period comparisons as an indication of future performance. In addition, these variations may cause our stock price to fluctuate. If quarterly results fail to meet public expectations, the price of our stock may decline.

HyperFeed’s revenues and operating results are affected by a wide variety of factors, including factors that generally affect everyone in its industry and factors that are more specific to its business and products. The principal risk we face in our business include the following:

•                  Our ability to fund our current and future business strategies either through continuing operations or external financing;

•                  Our ability to successfully compete against competitive products and services;

•                  Our ability to maintain our existing customer base while increasing the Company’s presence in the financial institutional marketplace;

•                  The loss or gain of important customers;

•                  Our ability to maintain relationships with key suppliers and providers of market data;

•                  Our ability to successfully attract, retain and integrate qualified management and key employees;

•                  Our ability to develop and introduce new products and services in a timely manner and at competitive price and performance levels;

•                  The timing of the development and introduction of new products or enhanced versions of existing products;

•                  Market acceptance of new products;

•                  Increased competition, and competitive pricing pressure;

•                  Our ability to anticipate evolving trends in the industry and changing customer product requirements;

•                  The competitiveness of our customers;

•                  Risks related to pending or future legal proceedings; and

•                  Acts of terrorism and international conflicts.

The above factors have affected our business in the past and may affect us in the future.

HyperFeed has a recent history of operating losses and may not become or remain profitable.

HyperFeed has sustained significant losses in recent years and may not become profitable in the future. If we incur additional losses or fail to achieve profitability in the future, this will hinder our ability to operate our current business and may affect the trading price of our common stock. We incurred a net loss of $1.4 million for the fiscal year ended December 31, 2001 and a net loss of $4.4 million for the fiscal year ended December 31, 2002. As of December 31, 2002, we had an accumulated deficit of approximately $42.0 million. These conditions raise doubt about our ability to operate profitably in the future.

We may require additional financing to continue to operate our business that may not be readily available or available on favorable terms to us.

In order to remain competitive, HyperFeed must continue to make investments in research and development and capital equipment. We believe that existing liquid resources and funds generated from operations, if any, combined with the ability to borrow funds will be adequate to meet our operating and capital requirements and obligations into the foreseeable future. We may, from time to time, seek additional equity or debt financing. However, those funds, when needed, might not be available on terms that we find acceptable. Any future equity financing will also lead to dilution to existing shareholders. We have explored, and continue to explore, multiple alternatives that may be available for the purpose of enhancing stockholder value. These alternatives may include a merger, a spin-off or sale of part or all of our business, a strategic relationship or joint venture and future equity financings. There can be no assurances, however, that we will conclude a transaction.

If the recent restructuring and new business strategy implemented by HyperFeed is unsuccessful, its business will be adversely affected.

In October 2002, as part of its transition to a financial services provider serving institutional customers, HyperFeed restructured its operations by reducing its workforce, streamlining operating expenses, and consolidating excess facilities. HyperFeed has implemented a new business plan, fiscal framework, product strategy, and sales methodology focused on serving the financial institutional marketplace. For over 20 years, HyperFeed’s ticker plant technologies were proprietary and used behind-the-scenes to process its consolidated market data feed, HyperFeed® Market Data, for its customers. But in response to market trends demanding direct exchange connectivity, the current model allows the same advanced and robust ticker plant technologies to be used by its customers in a MEPS model. This opens new markets for HyperFeed to serve exchanges and content providers as well as financial institutions and redistributors. If HyperFeed is unsuccessful in implementing its new business strategy or if the anticipated benefits of the restructuring and new business strategy is not realized or does not receive market acceptance, HyperFeed’s business will be adversely affected.

We may not be able to keep pace with continuing changes in information processing technology, evolving industry standards, and client preferences.

The financial information industry and the securities industry are constantly changing and evolving. Recent trends in these industries have included rampant data vendor consolidation, the proliferation of program trading, and the advent of new exchange depth products. Together with the effect of current economic conditions, these factors are influencing financial institutions to get market data feeds directly from each exchange. While HyperFeed’s MEPS model was introduced in response to these emerging trends, financial market data and securities industries will likely continue to change and evolve. The success of our business will depend on our ability to successfully foresee, identify, and adapt to evolving trends in the industries in which we operate.

In addition, the financial information industry has experienced and is continuing to experience rapid technological advances and developments. We are actively engaged in research and development activities to try to meet our customers’ needs and preferences. There can be no assurance, however, that we will be successful in addressing technological advances and developments on a timely basis or that, if addressed, we will be successful in the marketplace. A delay or failure to address technological advances and developments could have a material adverse effect on our results of operations. In addition, there can be no assurance that technologies developed by others will not render our products and services noncompetitive or obsolete.

HyperFeed’s financial performance is highly dependent on the timely and successful introduction of new products and services.

Our financial performance depends in large part upon our ability to successfully develop and market next generation and new products and services in a rapidly changing technological and economic environment. If we fail to successfully identify new product opportunities and timely develop and introduce new products that achieve market acceptance, we may lose our market share and our future revenue and earnings may suffer.

The continued economic downturn and decrease in the activity in financial markets could negatively affect our revenue, which would reduce our profitability.

Our revenue is derived from supplying financial data and quotations related to U.S. financial exchanges and markets. The current financial market downturn and resulting decrease in activity in the financial markets has and may continue to negatively affect our revenue.

We may not be able to successfully integrate new management.

In August and September 2002, HyperFeed hired a new senior management team. If we are unable to successfully integrate these new members into our business, it could have a material adverse effect upon our business, financial condition, and results of operations.

A principal stockholder is in a position to control matters requiring stockholder vote, which may impair investors from realizing maximum returns on their investment in HyperFeed.

A principal stockholder, PICO Holdings, Inc. (“PICO”), owns or has the right to acquire approximately 50.2% of our shares of common stock that would be outstanding after they exercised their rights to acquire additional shares. In addition, PICO intends to purchase additional shares in a proposed private placement of our common stock. Accordingly, PICO is in a position to control the outcome of matters requiring a stockholder vote, including the election of directors. Such control could have the effect of discouraging, or making more difficult, an unsolicited acquisition of us by means of a tender offer, a proxy contest or otherwise, even though an unsolicited acquisition could have resulted in our stockholders receiving a premium for their shares or be otherwise economically beneficial to them.

Our agreements with exchanges, entitling us to receive information that is necessary for us to conduct our business, could be terminated.

We have agreements in place with various exchanges, which permit us to gather the information we need for our services. These exchanges include:

•                  Canadian/Toronto;

•                  Chicago Board of Trade/Mid America Commodity Exchange;

•                  Chicago Mercantile Exchange;

•                  Montreal;

•                  NASDAQ;

•                  New York Board of Trade;

•                  New York Mercantile Exchange/Commodity Exchange;

•                  New York Stock Exchange/American Stock Exchange; and

•                  Options Price Reporting Authority.

Our agreement with NASDAQ expires on August 2nd of each year, with automatic one-year renewals. However, either party may terminate the agreement, for any reason whatsoever, upon 90-days written notice. Our agreements with all of the other exchanges listed above have a perpetual duration. However, each of those agreements may be terminated, for any reason whatsoever, upon 30-days written notice. All of our agreements with the exchanges listed above may be terminated by such exchanges if any of the following events occur:

•                  non-payment of amounts due;

•                  inadequate control systems over dissemination of data; or

•                  failure to report the proper number of our subscribers.

The termination, expiration, or non-renewal of any of these agreements could inhibit our ability to provide high quality services to our clients and have a material adverse effect upon our business, financial condition, and results of operations.

We rely on software licensing agreements from third parties that could be terminated or allowed to expire.

We license significant software applications from unaffiliated third parties. The termination of these license agreements by unaffiliated third parties could have a material adverse effect on our business, financial condition, and results of operations. These license agreements are for initial terms and provide for automatic renewals unless terminated by delivering written notice prior to the renewal date.

We compete with companies that have greater financial, technical, and monetary resources than we do, which could result in additional pricing pressures on us and reduce our profitability.

The market for ticker plant technologies used to facilitate and manage the direct exchange feeds of financial institutions in a MEPS model is opportune and recently developed. Direct competitors on this front include small consulting shops that sell source servers and in-house development teams. Currently, they only compete with HyperFeed on the first level of service involving FEPs and do not presently offer value added services.

The market for the provision of a domestic consolidated data feed containing real-time streaming financial information such as equities, commodities, futures and options quotations, and news through services and software applications similar to those we provide includes a large amount of competitors and is subject to rapid change. The industry has also seen unprecedented M&A activity. We believe our primary competitors include Reuters, the ILX unit of Thomson Corporation and the Comstock unit of Standard and Poor’s, which was recently acquired by IDC. These competitors have significantly greater financial, technical, and marketing resources and greater name recognition than we do. Our goal is not to compete with these premiere data providers but to license our technology to them. Nonetheless, there can be no assurance that we will be able to achieve our goal or otherwise compete successfully with our existing competitors or with any new competitors.

Our subscription contracts for services and software applications may subject us to litigation, which may be costly for us to defend.

Many of our subscription contracts are for services and software applications that are critical to the operations of our customers’ businesses. The failure or inability to deliver services and software to our customers’ satisfaction could have a material adverse effect on their operations and could consequently subject us to litigation. Any litigation could cause us to incur legal fees and use management resources, which could have a material adverse effect on our business, financial condition, and results of operations.

Our software may infringe on intellectual property rights of others, which may subject us to litigation.

We believe that our services and software applications do not infringe upon the intellectual property rights of others and that we have all rights necessary to utilize the intellectual property employed in our business. However, we are subject to the risk of litigation alleging infringement of third-party intellectual property rights. We typically license the software we develop for use by our customers, and we generally agree to indemnify our customers against potential third-party intellectual property rights claims. Any claims could require us to:

•                  spend significant sums in litigation;

•                  pay damages;

•                  develop non-infringing intellectual property; and/or

•                  acquire licenses to the intellectual property that is the subject of asserted infringement.

HyperFeed depends on a limited number of customers for a substantial portion of its revenues and a loss of current major customers would significantly reduce HyperFeed’s revenues.

A limited number of customers historically have accounted for a substantial portion of HyperFeed’s revenues. In the fiscal year ending December 31, 2002, revenues from one customer represented approximately 16% of the Company’s consolidated revenues for that year. We did not have any customers that accounted for 10% or more of consolidated revenue in 2001. Revenues from our largest customer in 2000 represented approximately 21% of the Company’s consolidated revenues for that year. We cannot predict whether our current customers will continue to use our products. We have experienced significant changes from year to year in the composition of our major customer base and believe this pattern will continue. The loss of or a significant reduction in purchases by current major customers that are not offset by corresponding increases from other current or future customers would have a material adverse effect on our business, financial condition, and results of operations.

We rely heavily on executive officers who do not have employment contracts.

Our success is highly dependent upon the efforts and abilities of our executive officers. The loss of services of one or more of our executive officers or other key personnel for any reason could have a material adverse effect upon our business, financial condition, and results of operations. Although our executive officers have entered into agreements with us that contain nondisclosure covenants, those agreements do not guarantee their continued employment with us. We continue to recruit financial, technical, and operational personnel. Competition for these people is intense and we may not be able to attract and retain qualified replacements or additional technical or operational personnel. We may not be successful in finding suitable replacements for any senior management personnel who may leave HyperFeed.

Our anti-takeover provisions may not be in the best interests of our stockholders.

Our Certificate of Incorporation and By-laws, the Delaware General Corporation Law and the Exchange Act contain certain provisions that could have the effect of discouraging or making more difficult the acquisition of us by means of a tender offer, a proxy contest or otherwise, even though an acquisition might be economically beneficial to our stockholders.

Our anti-takeover provisions include:

•                  only the Board of Directors or an authorized special committee of the Board of Directors may call meetings of stockholders; and

•                  stockholders must comply with certain advance notice procedures to nominate candidates for election as directors and to submit proposals for consideration at stockholders’ meetings.

These provisions may make the removal of management more difficult, even in cases where such removal would be favorable to the interests of our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2002, we had excess cash invested in a money market account. We do not expect any material loss, if at all, on this investment. We had no interest bearing debt instruments outstanding at December 31, 2002.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about HyperFeed directors and executive officers will be included in our proxy statement for our 2003 annual meeting of stockholders. This information is incorporated by reference to that proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION

Information about HyperFeed executive compensation will be included in our proxy statement for our 2003 annual meeting of stockholders. This information is incorporated by reference to that proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management will be included in our proxy statement for our 2003 annual meeting of stockholders. This information is incorporated by reference to that proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and related transactions will be included in our proxy statement for our 2003 annual meeting of stockholders. This information is incorporated by reference to that proxy statement.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:  Within 90 days prior to the filing date of this report (Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

CHANGES TO INTERNAL CONTROLS:  There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

HYPERFEED TECHNOLOGIES, INC.

By:
/s/ JIM R. PORTER
Jim R. Porter, Chairman of the Board and
Chief Executive Officer
March 31, 2003

By
/s/ RANDALL J. FRAPART
Randall J. Frapart, Chief Financial Officer and
Principal Accounting Officer
March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIM R. PORTER
Jim R. Porter, Chairman of the Board and
Chief Executive Officer
March 31, 2003

/s/ JOHN L. BORLING
John L. Borling, Director
March 31, 2003

/s/ JOHN R. HART
John R. Hart, Director
March 31, 2003

/s/ CHARLES HENRY
Charles Henry, Director
March 31, 2003

/s/ RONALD LANGLEY
Ronald Langley, Director
March 31, 2003

/s/ LOUIS J. MORGAN
Louis J. Morgan, Director
March 31, 2003

/s/ KENNETH J. SLEPICKA
Kenneth J. Slepicka, Director
March 31, 2003

CERTIFICATION

I, Jim R. Porter, certify that:

1.               I have reviewed this Annual Report on Form 10-K of HyperFeed Technologies, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Jim R. Porter
Jim R. Porter
Chairman of the Board and
Chief Executive Officer

CERTIFICATION

I, Randall J. Frapart, certify that:

1.               I have reviewed this annual report on Form 10-K of HyperFeed Technologies, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ Randall J. Frapart
Randall J. Frapart
Chief Financial Officer and
Principal Accounting Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of HyperFeed Technologies, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Jim R. Porter, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.               The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, (15 U.S.C. 78m(a)); and

2.               The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

HYPERFEED TECHNOLOGIES, INC.

Date:  March 31, 2003

/s/ Jim R. Porter
Jim R. Porter
Chairman of the Board and
Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of HyperFeed Technologies, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Randall J. Frapart, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

3.               The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, (15 U.S.C. 78m(a)); and

4.               The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

HYPERFEED TECHNOLOGIES, INC.

Date:  March 31, 2003

/s/ Randall J. Frapart
Randall J. Frapart
Chief Financial Officer and
Principal Accounting Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

HyperFeed Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002.

/s/ KPMG LLP
Chicago, Illinois
March 28, 2003

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001

ASSETS

Current Assets
Cash and cash equivalents	$1,096,711	$607,263
Restricted cash equivalents	—	250,000
Accounts receivable, less allowance for doubtful accounts of: 2002: $82,356; 2001: $413,554	700,942	1,310,936
Notes receivable, less allowance of: 2002: $150,000	199,142	100,000
Prepaid license fees	—	1,330,000
Prepaid expenses and other current assets	328,128	312,106

TOTAL CURRENT ASSETS	2,324,923	3,910,305

Property and equipment
Satellite receiving equipment	—	89,417
Computer equipment	3,345,614	3,214,129
Communication equipment	1,463,954	1,631,960
Furniture and fixtures	108,947	430,996
Leasehold improvements	531,397	962,288

	5,449,912	6,328,790
Less: accumulated depreciation and amortization	3,762,376	3,306,865

	1,687,536	3,021,925

Goodwill	—	86,333
Other intangible assets, net of accumulated amortization of: 2002: $10,000; 2001: $315,483	170,000	1,157,281

Software development costs, net of accumulated amortization of: 2002: $3,189,313; 2001: $7,199,318	2,013,703	2,069,975

Deposits and other assets	99,428	128,936

TOTAL ASSETS	$6,295,590	$10,374,755

See Accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Notes payable	$—	$250,000
Accrued satellite termination fees	—	225,000
Accounts payable	1,249,350	1,070,163
Accrued expenses	717,519	340,286
Accrued restructuring charge	405,301	—
Accrued compensation	106,576	240,297
Income taxes payable	—	5,000
Unearned revenue	1,173,402	1,565,446

TOTAL CURRENT LIABILITIES	3,652,148	3,696,192

Unearned revenue, less current portion	12,536	35,435
Accrued expenses, less current portion	36,089	72,178

TOTAL NONCURRENT LIABILITIES	48,625	107,613

TOTAL LIABILITIES	3,700,773	3,803,805

Stockholders’ Equity
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding: 25,030,689 shares at December 31, 2002 and 23,849,605 shares at December 31, 2001	25,031	23,850
Additional paid-in capital	44,563,060	44,179,600
Accumulated deficit	(41,993,274)	(37,632,500)

TOTAL STOCKHOLDERS’ EQUITY	2,594,817	6,570,950

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,295,590	$10,374,755

See Accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
REVENUE
HyperFeed services	$16,783,348	$24,615,570	$22,713,264
PCQuote services	3,041,723	8,730,147	23,733,623

TOTAL REVENUE	19,825,071	33,345,717	46,446,887

DIRECT COST OF SERVICES
HyperFeed services	10,038,231	13,075,735	12,337,640
PCQuote services	2,665,844	7,365,306	17,356,548

TOTAL DIRECT COST OF SERVICES	12,704,075	20,441,041	29,694,188

GROSS MARGIN	7,120,996	12,904,676	16,752,699

OPERATING EXPENSES
Sales	1,981,432	3,415,397	3,924,601
General and administrative	3,499,420	3,944,780	4,688,007
Provision for doubtful accounts	147,000	538,000	180,000
Product and market development	2,309,329	4,731,280	4,398,116
Depreciation and amortization	1,771,114	1,728,499	1,686,124
Restructuring charge	1,839,037	—	—

TOTAL OPERATING EXPENSES	11,547,332	14,357,956	14,876,848

INCOME (LOSS) FROM OPERATIONS	(4,426,336)	(1,453,280)	1,875,851

OTHER INCOME (EXPENSE)
Interest income	22,035	104,281	77,875
Interest expense	(2,772)	(68,766)	(197,610)

NET OTHER INCOME (EXPENSE)	19,263	35,515	(119,735)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(4,407,073)	(1,417,765)	1,756,116
Income tax expense (benefit)	(46,299)	29,231	35,000

INCOME (LOSS) BEFORE MINORITY INTEREST	(4,360,774)	(1,446,996)	1,721,116
Minority interest	—	1,829	2,040

NET INCOME (LOSS)	(4,360,774)	(1,445,167)	1,723,156
Preferred dividends	—	(927,455)	—

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	$(4,360,774)	$(2,372,622)	$1,723,156

Basic net income (loss) per share available for common stockholders	$(0.18)	$(0.13)	$0.11
Diluted net income (loss) per share available for common stockholders	$(0.18)	$(0.13)	$0.08

Basic weighted-average common shares outstanding	24,276,737	18,272,851	15,655,643
Diluted weighted-average common shares outstanding	24,276,737	18,272,851	21,240,018

See Accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Series A 5%	Series B 5%	Series A 5%	Series B 5%
	Convertible Preferred Stock Shares	Convertible Preferred Stock Shares	Convertible Preferred Stock Amount	Convertible Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 1999	19,075	28,791	$19	$29	15,592,690	$15,593	$41,565,026	$(36,983,034)	$4,597,633
Net income	—	—	—	—	—	—	—	1,723,156	1,723,156
Issuance of common stock	—	—	—	—	163,620	163	371,583	—	371,746
Balance at December 31, 2000	19,075	28,791	19	29	15,756,310	15,756	41,936,609	(35,259,878)	6,692,535
Net loss	—	—	—	—	—	—	—	(1,445,167)	(1,445,167)
Issuance of common stock	—	—	—	—	180,439	181	175,901	—	176,082
Issuance of common stock for Marketscreen.com acquisition	—	—	—	—	450,000	450	1,147,050	—	1,147,500
Conversion of preferred stock to common stock	(19,075)	(28,791)	(19)	(29)	6,562,414	6,563	(6,515)	—	—
Issuance of common stock as preferred dividend	—	—	—	—	900,442	900	926,555	(927,455)	—
Balance at December 31, 2001	—	—	—	—	23,849,605	23,850	44,179,600	(37,632,500)	6,570,950
Net loss	—	—	—	—	—	—	—	(4,360,774)	(4,360,774)
Issuance of common stock	—	—	—	—	232,052	232	79,295	—	79,527
Exercise of warrants for common stock	—	—	—	—	949,032	949	304,165	—	305,114
Balance at December 31, 2002	—	—	$—	$—	25,030,689	$25,031	$44,563,060	$(41,993,274)	$2,594,817

See Accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
Cash Flows From Operating Activities:
Net income (loss)	$(4,360,774)	$(1,445,167)	$1,723,156
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,771,114	1,728,499	1,686,122
Provision for doubtful accounts	47,000	538,000	180,000
Amortization of software development costs	1,363,827	2,087,497	2,440,131
Amortization of value assigned to warrant issued in lieu of license fees	1,330,000	1,680,000	1,680,000
Restructuring charge	1,839,037	—	—
Minority interest in loss	—	(1,829)	(2,040)
Changes in assets and liabilities:
Accounts receivable	612,994	1,000,047	(376,633)
Prepaid expenses and other current assets	(16,022)	(76,594)	8,965
Deposits and other assets	29,508	(48,128)	(11,270)
Accounts payable	179,187	(673,939)	34,780
Accrued expenses	15,709	(485,057)	(1,777,523)
Accrued satellite termination fees	(225,000)	(399,000)	(558,000)
Unearned revenue	(414,943)	(1,040,461)	258,957
Income taxes payable	(5,000)	(30,000)	30,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,166,637	2,783,868	5,116,645
Cash Flows From Investing Activities:
Purchase of property and equipment	(483,687)	(1,596,448)	(2,101,061)
Purchase of Marketscreen, net of cash acquired	—	(424,009)	—
Software development costs capitalized	(1,329,001)	(1,555,189)	(1,266,923)
Issuance (repayment) of note receivable	858	(100,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(1,811,830)	(3,675,646)	(3,367,984)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	384,641	176,082	371,746
Proceeds from sale of restricted cash equivalents	250,000	(50,000)	(200,000)
Payment to bank for assignment of note receivable	(250,000)	—	—
Principal payments on notes payable	(250,000)	(1,199,634)	(1,050,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	134,641	(1,023,552)	(678,254)

Net increase (decrease) in cash and cash equivalents	489,448	(1,915,330)	1,070,407
Cash and cash equivalents:
Beginning of year	607,263	2,522,593	1,452,186

End of year	$1,096,711	$607,263	$2,522,593

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,772	$68,766	$251,194
Income taxes paid (refunded)	$(2,228)	$65,458	$4,378

Supplemental Disclosures of Noncash Investing and Financing Activities:
Value of stock consideration for acquisition of Marketscreen	$—	$1,147,500	$—

See Accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

HyperFeed Technologies, Inc. (“HyperFeed” or the “Company”) is a provider of ticker plant technologies, managed exchange services and consolidated market data to exchanges, institutions, content providers, and redistributors. The Company licenses its proprietary ticker plant technologies and managed exchange services to customers with direct lines to exchanges, and also provides a consolidated data feed of financial content collected directly from stock, options and commodities exchanges, and other news and financial information sources.

In 2002, HyperFeed made the strategic decision to license what was once its internal, proprietary ticker plant technologies. The Company has been developing these technologies for over 20 years. The ticker plant technologies, offered to customers taking data feeds directly from exchanges, consist of front end processors (“FEPs”) for the receipt, translation and normalization of data from different sources, compression technologies, complex algorithms that determine calculations like time/sales, Volume Weighted Average Price (“VWAP”) and best bid, data basing systems that manage exchange relationships and technology tools and adaptors for integration with other systems.

HyperFeed uses proprietary collection techniques to process financial market activity reported directly from equities, options, and futures and options on futures exchanges. HyperFeed consolidates the information and updates in real-time its data warehouse of last sale, bid/ask, VWAP, time and sales, and historical prices of more than 800,000 securities and derivatives issues. The data warehouse includes information on all North American equities, equity options, major stock indices, all Nasdaq proprietary and SIP feeds, mutual funds, money market funds, futures contracts and options on futures contracts. The Company uses proprietary extraction routines and compression algorithms to create its consolidated IP Multicast digital data stream. The Company disseminates its consolidated data feed to its customers over the Internet, as well as by satellite and digital data landlines. PCQuote.com, Inc. (“PCQuote”), the Company’s majority-owned subsidiary, maintains multiple servers for customers’ real-time access, through Internet connections or through the World Wide Web, to equivalent institutional quality financial data without the requirement of having their own server.

HyperFeed derives its revenue from license fees charged for access to the Company’s consolidated data feed and from license fees charged for a packaged consolidated data feed plus analytical software service. HyperFeed’s services are used primarily for trading analysis and as a price engine for order routing, order matching, order execution, interactive voice response, and alternative trading systems. The Company’s customer base consists primarily of financial market data redistributors: securities broker-dealers, on-line brokerage firms, portfolio managers, other financial institutions, Internet Web sites and financial portals. PCQuote services individual and professional investors, in addition to selling advertising space on its Web site, www.pcquote.com. Future revenue will be derived from the licensing of HyperFeed’s ticker plant technologies.

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

SOFTWARE DEVELOPMENT COSTS:  The Company’s continuing investment in software development consists primarily of enhancements to its existing Windows-based market data distribution platform, the direct exchange services, the development of new data analysis software and programmer tools and the application of new technology to increase the data volume and delivery speed of the Company’s distribution system.

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

STOCK BASED COMPENSATION:  At December 31, 2002, the Company had one stock-based employee compensation plan, which is described more fully in Note 5. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the years ended December 31, 2002, 2001 and 2000:

	2002	Basic and Diluted Loss per Share	2001	Basic and Diluted Loss per Share	2000	Basic Income (Loss) per Share	Diluted Income (Loss) per Share
Net income (loss) available for common stockholders	$(4,360,774)	$(0.18)	$(2,372,622)	$(0.13)	$1,753,156	$0.11	$0.08

Compensation expense related to stock options granted	(1,331,657)		(3,875,596)		(3,844,283)

Pro forma net loss available for common stockholders	$(5,692,431)	$(0.23)	$(6,248,218)	$(0.34)	$(2,091,127)	$(0.13)	$(0.13)

REVENUE RECOGNITION:  The Company principally derives its revenue from service contracts for the provision of market data only (“HyperFeed® license fees”), service contracts for the provision of market data together with analytical software (“Analytics license fees”), and the sale of advertising on its Web site, www.pcquote.com. Revenue from service contracts is recognized ratably over the contract term as the contracted services are rendered. Revenue from the sale of advertising is recognized as the advertising is displayed on the Web site. HyperFeed license fees and Analytics license fees for satellite and landline services are generally billed one month in advance with 30-day payment terms. License fees for Analytics on the Internet are generally paid by credit card within five days prior to the month of service. These and other payments received prior to services being rendered are classified as unearned revenue on the balance sheet. Customers’ deposits on service contracts are classified as either current unearned revenue, if the contract expires in one year or less, or non-current unearned revenue, if the contract expiration date is greater than one year. HyperFeed expects to generate revenue in the future from the new product and service suite it developed in 2002, the licensing of its ticker plant technologies.

HyperFeed services primarily consist of the provision of HyperFeed market data and HyperFeed market data with analytics to the business-to-business marketplace, while PCQuote services primarily consist of analytics service, powered by the HyperFeed data feed, to the consumer marketplace. HyperFeed’s newly developed managed exchange platform services license its ticker plant technologies to the business-to-business community.

The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement, (2) delivery, (3) fixed or determinable fee, and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to the Company’s software products (including specified upgrades/enhancements) is recognized upon delivery of the products. Revenue allocated to post contract customer support is recognized ratably over the term of the support and revenue allocated to service elements (such as training) is recognized as the services are performed.

GOODWILL AND OTHER INTANGIBLE ASSETS:  Intangible assets consist principally of developed technology, noncompete agreements, customer lists, and the excess of acquisition costs over the estimated fair value of net assets acquired (goodwill). The fair value of intangible assets acquired is determined primarily through the use of independent appraisals. Amortization is calculated using the straight-line method over the respective estimated useful lives, three years for developed technology and customer lists and five years for noncompete agreements. During the first quarter of 2002, the Company implemented SFAS No. 142, “Goodwill and Other Intangible Assets,” which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test.

COMPUTATION OF NET INCOME (LOSS) PER SHARE: Basic earnings per share (“EPS”) is based on the weighted-average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share includes the dilutive effect of unexercised common stock equivalents. The Company had equity securities that, if exercised, would have had a dilutive effect on EPS had the Company generated income in all quarterly periods during 2002, 2001 and 2000. The dilutive effect of such securities would have been an additional 39,923, 3,125,977 and 2,240,720 weighted-average shares outstanding during the years ended December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, weighted-average equity securities totaling 7,764,866 were excluded from the calculations as their effect was anti-dilutive due to such securities having exercise prices in excess of the weighted-average fair value of the Company’s common stock during the quarterly periods.

RECLASSIFICATIONS:  Certain minor reclassification and additional disclosures have been made to prior-year financial statements to conform to the current-year presentation.

NOTE 2.  NOTES PAYABLE

On September 3, 1999, our subsidiary, PCQuote, borrowed $2.0 million from Motorola, Inc. The promissory note bears interest at the prime rate from time to time as announced in the Wall Street Journal. Payments are due in eight equal installments on a quarterly basis commencing June 30, 2000 through March 31, 2002, subject to early repayment upon the closing of an initial public offering of PCQuote’s common stock. PCQuote repaid this note in full on March 28, 2002.

NOTE 3. TRANSACTIONS WITH AFFILIATES

On November 14, 1996, the Company entered into an agreement (the “Debenture Agreement”) with Physicians Insurance Company of Ohio, (“Physicians”), a wholly owned subsidiary of PICO Holdings, Inc. (“PICO”), which then owned approximately 30% of the Company’s outstanding shares of common stock. Pursuant to the Debenture Agreement, Physicians invested $2.5 million in the Company in exchange for a Subordinated Convertible Debenture (the “Debenture”) in the principal amount of $2.5 million with interest at 1% over prime. Interest was payable semiannually, beginning January 1, 1998. Physicians made the investment and the Debenture was issued on December 2, 1996. The Debenture was to mature on December 31, 2001.

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

On September 17, 2001, PICO and its affiliates, Citation Insurance Company and Sequoia Insurance Company, converted all of their Series A and Series B convertible preferred stock to HyperFeed common stock. Under the terms on which the Series A and Series B preferred stock was issued on December 18, 1998, PICO converted 19,075 shares of Series A preferred stock into 3,290,717 shares of HyperFeed common stock. PICO and its affiliates converted 28,791 shares of Series B preferred stock into 4,172,139 shares of HyperFeed common stock. The conversion price was $1.03, being the last reported sale price for HyperFeed common shares at the close of regular trading on Monday, September 10, 2001. As part of the conversion formula, the preferred stockholders were entitled to include all accrued and unpaid dividends. At the time of the conversion, the accumulated dividend was $927,455. Although no cash was paid, accounting treatment for the conversion required the recording of a non-cash preferred dividend in the consolidated results of operations. Also as a result of the conversion, there are no preferred shares outstanding.

NOTE 4.  FINANCING AND EQUITY TRANSACTIONS

On April 12, 1999, PCQuote entered into a 3 1/2 year agreement with CNNfn.  Under the limited exclusive licensing agreement, CNNfn granted PCQuote a license to display on PCQuote’s Web sites certain headlines from CNNfn original stories published on the CNNfn Web site at www.cnnfn.com.  In connection with the agreement, PCQuote issued to CNNfn a warrant to acquire 515,790 shares (after giving effect to the 9,800-for-one stock split approved by PCQuote’s Board of Directors) of common stock, representing a five percent interest in the common stock of PCQuote outstanding prior to its planned initial public offering.  On June 9, 1999, PCQuote filed a registration statement with the Securities and Exchange Commission relating to a planned initial public offering of 7,750,000 shares of its common stock.  The Company estimated that the warrant had a fair value of $5.88 million.  The fair value was recorded as additional paid-in capital and current and non-current prepaid license fees, which were amortized over the term of the agreement.  The warrant vested 25% upon execution of the agreement with an additional 25% vested on each of the three succeeding anniversary dates after execution, and has an aggregate exercise price of $0.52.  The unexercised warrants expired on October 12, 2002.  The Company recorded amortization expense related to the warrants in the amount of $1.3 million during the year ended December 31, 2002 and $1.7 million during each the years ending December 31, 2001 and 2000.

On August 19, 2002, PICO, our principal shareholder, exercised three previously issued Common Stock Purchase Warrants. In accordance with the terms of the Warrants, PICO acquired 949,032 shares of HyperFeed common stock for $305,114 or $0.3215 per share, the average closing bid price for the twenty trading days preceding the date of exercise.

As a result of the foregoing, in connection with the Company’s financing, equity, and related party transactions, PICO holds warrants for the purchase of 3,106,163 of shares of the Company’s common stock at December 31, 2002. The warrants expire on April 30, 2005 and have an exercise price of $1.575 per share.

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

Other information with respect to the Plan is as follows:

	Number of Shares	Weighted - Average Exercise Price Per Share
Balance, December 31, 1999	2,850,456	$3.64
Granted	1,425,168	6.01
Exercised	(27,848)	(1.32)
Canceled	(142,935)	(5.85)

Balance, December 31, 2000	4,104,841	4.40
Granted	260,000	2.44
Exercised	(10,824)	(1.01)
Canceled	(329,555)	(5.73)

Balance, December 31, 2001	4,024,462	4.17
Granted	1,457,000	0.50
Exercised	—	—
Canceled	(2,049,684)	(3.63)

Balance, December 31, 2002	3,431,778	$2.94

	Exercisable Shares	Shares Available For Grant
December 31, 2002	2,194,598	1,568,222
December 31, 2001	2,637,381	975,538
December 31, 2000	1,940,135	859,159

Options granted under the Plan generally become exercisable at an annual cumulative rate of one-third of the total number of options granted. The exercise prices for options outstanding at December 31, 2002 ranged from $0.3000 to $8.875 per share.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000
Expected life	5.00 years	5.00 years	5.00 years
Dividend rate	0%	0%	0%
Risk-free interest rate	3.60%	4.90%	6.70%
Volatility factors	103%	123%	125%

The weighted-average exercise price and weighted-average fair value of options granted during 2002, 2001 and 2000 where the market price equals, exceeds, or is less than the exercise price at the time of grant is as follows:

	Stock Price Exercise Price
	2002			2001			2000
	Equals	Exceeds	Is Less Than	Equals	Exceeds	Is Less Than	Equals	Exceeds	Is Less Than
Exercise price	$0.50	—	—	$2.44	—	$2.42	$5.99	—	$6.07

Fair value of option	$0.39	—	—	$2.08	—	$1.64	$5.17	—	$2.47

No compensation expense from stock-based compensation awards was recognized in the Consolidated Statements of Operations for 2002, 2001 and 2000.

A further summary about options outstanding at December 31, 2002, is as follows:

Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life in Years	Number Exercisable
$0.3000	320,000	4.64	—
$0.3900	330,000	4.85	—
$0.4800	20,000	4.38	20,000
$0.6300	350,000	4.15	—
$0.9375	8,334	0.11	8,334
$1.1250	50,000	0.67	50,000
$1.3750	487,902	4.45	487,902
$1.4375	12,333	0.30	12,333
$1.5000	10,000	0.70	10,000
$2.0000	497,901	4.47	491,234
$2.2000	15,000	3.37	5,000
$2.4800	20,000	3.39	20,000
$2.9375	3,334	0.38	3,334
$5.2500	43,000	1.63	43,000
$5.7500	10,000	2.16	6,667
$5.8125	110,500	1.96	110,500
$5.9375	466,931	1.21	466,931
$6.0000	671,543	2.28	454,363
$8.8750	5,000	1.72	5,000
	3,431,778	3.73	2,194,598

NOTE 6.  INCOME TAXES

The deferred tax assets and liabilities consist of the following components as of December 31, 2002 and 2001:

	2002	2001
Deferred tax assets:
Unearned revenue	$410,266	$560,309
Receivable allowances	81,324	144,744
Property and equipment	599,877	448,315
Accrued expenses	32,782	69,549
Prepaid license fees	—	1,078,451
Other	105,639	152,353
Net operating loss carryforwards	8,722,062	8,007,549
Restructuring expense	159,367	—
Research and development credit carryforward	106,000	106,000
	10,217,317	10,567,270
Valuation allowance	(9,422,220)	(9,509,390)
	795,097	1,057,880
Deferred tax liabilities:
Software capitalization	(704,657)	(722,225)
Intangible assets	(59,500)	(304,715)
Other	(30,940)	(30,940)
	(795,097)	(1,057,880)
Net deferred tax asset	—	—

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

Income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000, consists of the following:

	2002	2001	2000
Current:
Federal	$(54,099)	$24,099	$30,000
State and local	7,800	5,132	5,000
Deferred	—	—	—

Total income tax expense (benefit)	$(46,299)	$29,231	$35,000

Income tax benefit in 2002 is a result of refunds to be received for prior period alternative minimum taxes.

Reconciliations of income tax expense (benefit) computed at the statutory Federal income tax rate to the Company’s income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000, are as follows:

	2002	2001	2000
Statutory rate provision	$(1,542,475)	$(496,218)	$613,605
Increase (decrease) resulting from:
Nondeductible expenses	12,957	17,782	(14,300)
State income taxes (net of Federal benefit)	5,070	3,336	3,250
Expiration of warrants	1,543,951	—	—
Change in valuation allowance	(87,170)	462,262	(597,555)
Other	21,368	42,069	30,000

	$(46,299)	$29,231	$35,000

At December 31, 2002, the Company had Federal income tax net operating loss carryforwards of approximately $24,920,000 for Federal income tax purposes and approximately $24,516,000 for the alternative minimum tax. Approximately $1,058,000 of these net operating losses relates to exercise of incentive employee stock options and will be credited directly to stockholders’ equity when realized. The Company also had research and development credits of $106,000 that will all expire by 2011 if not previously utilized. The future utilization of these net operating losses and research and development credits will be limited due to changes in Company ownership. The net operating loss carryforwards expire through 2022. The Company has not recorded any tax benefits related to these net operating loss carryforwards.

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

In March 2003, the Company executed an amendment to the leased space on the 3rd floor of 300 South Wacker Drive extending the lease to December 31, 2009. Concurrent with this amendment, the Company also terminated the lease on the 20th floor of 300 South Wacker. The amendment and the termination are effective March 1, 2003. (See Note 18 of the Notes to Consolidated Financial Statements.)

Future minimum lease payments, including the amendment described above, for the Company as lessee as of December 31, 2002 are as follows:

Years ending December 31:	Operating Leases
2003	$492,527
2004	421,026
2005	396,799
2006	371,020
2007 and Thereafter	854,311
Total minimum lease payments	$2,535,683

Rental expense for operating leases was $831,357, $782,993 and $720,549 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 8.  OTHER COMMITMENTS

The Company and SpaceCom Systems, Inc. (“SpaceCom”) entered into a settlement agreement as of November 1, 1999 related to the lease of satellite transmission space by the Company from SpaceCom. The lease was for 112 kilobits (“kb”) of transmission capacity for payment of approximately $56,000 per month until, under certain circumstances, either August 1, 2002 or January 1, 2006. The Company and SpaceCom agreed to terminate the lease, and any and all claims or obligations thereunder, in exchange for the Company’s agreement to pay SpaceCom an aggregate of $1,411,245 as follows: $179,245 on November 1, 1999, and ten equal monthly installments of $50,000 each from December 1, 1999 through September 1, 2000, and twelve equal monthly installments of $36,000 each from October 1, 2000 through September 1, 2001, and twelve equal monthly installments of $25,000 each from October 1, 2001 and ending on September 1, 2002 (the final payment). The Company ceased utilizing the SpaceCom satellite transmission services in the third quarter of 1999, and accordingly recorded the entire settlement amount as a charge against operations and the related payment liability as current and non-current accrued satellite termination fees.

On July 31, 2001, PCQuote and Townsend Analytics, Ltd. (“Townsend”) entered into an agreement to terminate their Software License and Distributor Agreement dated May 28, 1999. PCQuote subsequently entered into a new agreement with Townsend to market the Internet version of the software application currently marketed as PCQuote 6.0 RealTick. Under the new agreement, Townsend will provide the services, formerly provided by PCQuote, to our existing subscribers of its software and pay to PCQuote a portion of the license fees collected from those subscribers and new subscribers referred through PCQuote. The new agreement replaced the prior agreement between Townsend Analytics and the Company’s subsidiary, PCQuote. Townsend did not renew the agreement, which expired in December 2002. Townsend remains obliged under the agreement to pay PCQuote a portion of the license fees collected from existing subscribers referred through PCQuote until the earlier of (i) the third anniversary of the expiration, termination, or non-renewal of the agreement or (ii) the date on which the aggregate monthly payments under the agreement become less than $10,000.

NOTE 9. SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has identified two segments within which it operates. The parent Company’s services are principally in the business-to-business sector, while its subsidiary, PCQuote, operates in the business-to-consumer marketplace. The Company evaluates performance and allocates resources based on operating profitability and growth potential. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002		2001		2000
	Amount	%	Amount	%	Amount	%
Sales to unaffiliated customers:
HyperFeed services	$16,783,348	84.7%	$24,615,570	73.8%	$22,713,264	48.9%
PCQuote services	3,041,723	15.3%	8,730,147	26.2%	23,733,623	51.1%

Total revenue	$19,825,071	100.0%	$33,345,717	100.0%	$46,446,887	100.0%

Operating income (loss):
HyperFeed services	$(2,955,510)	66.8%	$2,925,183	*	$1,895,108	*
PCQuote services	(1,470,826)	33.2%	(4,378,463)	*	(19,257)	*

Total operating income (loss)	$(4,426,336)	100.0%	$(1,453,280)	*	$1,875,851	*

Identifiable assets:
HyperFeed services	$5,866,212	93.2%	$8,328,155	80.3%	$7,858,460	54.9%
PCQuote services	429,378	6.8%	2,046,600	19.7%	6,467,800	45.1%

Total identifiable assets	$6,295,590	100.0%	$10,374,755	100.0%	$14,326,260	100.0%

* not meaningful

NOTE 10.  DEFINED CONTRIBUTION PLAN

In 1993, the Company established a 401(k) retirement savings plan for employees meeting certain eligibility requirements. Under the plan, the Company matches employee contributions at 100% of the first 3% of annual salary contributed by an employee. The Company recorded expenses related to its matching of contributions of $135,011, $130,046 and $179,041 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 11.  EMPLOYEE STOCK PURCHASE PLAN

In 1995, the Company established an employee stock purchase plan. The plan allows employees to have up to 10% of their annual salary withheld to purchase common stock of HyperFeed Technologies, Inc. on the final day of each quarter at 85% of the market price on either the first or last day of the quarter, whichever is lower. The Company has reserved 1,000,000 shares of common stock for issuance pursuant to the terms of the plan. Shares sold to employees totaled 232,052, 169,615 and 135,772 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 12. LITIGATION

On July 24, 2002, the Company filed an action against Quantitative Science Technologies, Inc. to recover payment under a Promissory Note of approximately $100,000, plus interest, costs and attorneys fees. Defendant filed an answer, affirmative defenses and counterclaim for declaratory judgment and breach of a separate License Agreement, requesting damages. The Company denies the allegations of the Defendant, believes the counterclaim is a device intended to avoid payment of amounts owed, and intends to move forward with its collection efforts.

On July 3, 2002, the Company filed a two-count action against PC Quote Canada asserting breach of Agency License Agreement, fraud and unjust enrichment and requesting damages, plus interest, costs and attorneys fees. Defendant filed an answer, affirmative defenses and counterclaim asserting that oral agreement modified the Agency License Agreement, requesting damages. Defendant filed a motion for preliminary injunction to enjoin HyperFeed from terminating services provided under the Agreement and, pending a complete, court-ordered audit of Defendant’s records, the Company has agreed not to terminate such services. Furthermore, the Company denies the allegations by the defendant, believes the counterclaim is a device intended to avoid payment of amounts owed, and intends to move forward with its collection efforts.

On October 1, 2001, the Company filed a collection action against AB Watley Group (“AB Watley”), Inc. seeking damages. While the parties entered into a settlement agreement in which AB Watley agreed to pay the Company in three installments, Defendant failed to make the third installment payment on September 26, 2002. Accordingly, pursuant to the terms of the settlement agreement, a consent judgment was entered in the total amount of $180,503 on January 10, 2003. HyperFeed is taking steps necessary to enforce and collect on this judgment.

The Company is a party to various other legal proceedings incidental to its business operations, none of which is expected to have a material effect on the financial condition or results of operations of the Company.

NOTE 13. RESEARCH AND DEVELOPMENT

During the fiscal years ended December 31, 2002, 2001 and 2000, the Company expensed $1,307,740, $1,120,124 and $1,794,228, respectively, for research and development. These expenses are included in product and market development costs in the consolidated statements of operations.

NOTE 14. MAJOR CUSTOMERS

One customer accounted for approximately 16% of the Company’s consolidated revenue in 2002. No customer accounted for 10% or more of the consolidated revenue in 2001. One customer accounted for approximately 21% of the Company’s consolidated revenue in 2000.

NOTE 15. INTANGIBLE ASSETS AND IMPAIRMENTS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test.

Intangible asset data as of December 31, 2002 is as follows:

	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Developed technology	$180,000	$(10,000)

Aggregate amortization expense for the year ended
December 31, 2002	$404,350

Estimated amortization
For the year ended December 31, 2003	$60,000
For the year ended December 31, 2004	60,000
For the year ended December 31, 2005	50,000

The Company’s net loss for the year ended December 31, 2001 would have been $2,360,210, if the Company had initially applied SFAS 142 on January 1, 2001. The Company’s basic and diluted net loss per share for the year ended December 31, 2001 would have been $0.13, if the Company had initially applied SFAS 142 on January 1, 2001.

On April 30, 2001, HyperFeed acquired certain assets of Marketscreen.com, Inc. (“Marketscreen”) for $100,000 and 450,000 shares of HyperFeed common stock and, in conjunction with the Marketscreen acquisition, acquired certain assets of Lasdorf Corporate Services, Inc. (“Lasdorf”) for $300,000. Marketscreen is a provider of comprehensive stock screens tailored to the needs of financial resource providers, including online brokerages, investment firms, and financial portals. Lasdorf licensed certain technology and intellectual property to Marketscreen. HyperFeed issued 225,000 shares of the 450,000 shares of HyperFeed common stock and the remaining 225,000 shares are held in escrow. The ultimate payout of such shares is subject to certain restrictions as defined within the asset purchase agreement. The acquisition of Marketscreen and of Lasdorf’s intellectual property were accounted for under the purchase method of accounting. The total purchase price of $1,607,609 consisted of $1,147,500 for the fair value of common stock issued, $400,000 of cash consideration, and $60,109 for acquisition fees and expenses.

Intangible assets acquired with the purchase of Marketscreen consisted of the following:

Goodwill	$98,746
Technology	1,327,239
Noncompete agreements	132,724
Customer lists	12,800
Total intangible assets	$1,571,509

The fair value of identifiable intangible assets acquired was obtained through an independent appraisal. The identifiable intangible assets acquired were amortized using the straight-line method over their estimated useful lives of three to five years.

During the fourth quarter of 2002, HyperFeed conducted a review of the carrying value of its goodwill and purchased intangible assets. As part of its restructuring, the Company ceased development of the MarketScreen product and eliminated key resources associated with Marketscreen. Certain intangibles were determined to be impaired because the carrying amount of the assets exceeded the undiscounted future cash flows expected to be derived from the assets. The impairment losses were measured as the amount by which the carrying amounts of the assets exceeded the fair values of the assets, determined based on the discounted future cash flows expected to be derived from the assets. The resulting impairment charge totaled $669,260 and was reported as a component of the restructuring charge. (See Note 16 of the Notes to Consolidated Financial Statements.)

A summary of the asset impairment charge is as follows:

Write-off of goodwill	$86,333
Write-off of technology assets	483,620
Write-off of noncompete agreements	92,907
Write-off of customer lists	6,400
Total	$669,260

NOTE 16. RESTRUCTURING CHARGES

In October 2002, HyperFeed announced and began implementation of a restructuring plan to reposition itself for long-term growth and to remain competitive in meeting the changing needs of its customers. As part of the restructuring, the Company eliminated 20 positions, representing 21% of its workforce, and streamlined operations with reductions in the following departments: operations, customer and technical support, sales, administration, and product and market development. HyperFeed also ceased development and marketing of its MarketScreen product, but will continue to service customers using the product. In addition, the Company consolidated certain facilities.

The Company recorded a restructuring charge of $1,839,037 classified as operating expense. The restructuring charge consisted of the following:

Severance and related benefits	$382,008
Consolidation of facilities	315,007
Impairment charge for fixed assets	451,316
Impairment charge for intangible assets	669,260
Impairment charge for software development costs	21,446
Total	$1,839,037

At December 31, 2002, the remaining accrued restructuring charge of $405,301 was comprised of severance of $142,992 and facilities costs of $262,309.

NOTE 17. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$5,646,240	$4,971,076	$4,682,637	$4,525,118
Direct cost of services	3,420,242	3,131,258	3,215,173	2,937,402
Gross margin	2,225,998	1,839,818	1,467,464	1,587,716
Operating expenses	2,470,226	2,501,741	2,372,572	2,363,756
Restructuring charge	—	—	—	1,839,037
Loss from operations	(244,228)	(661,923)	(905,108)	(2,615,077)
Net loss	(240,525)	(656,209)	(900,419)	(2,563,621)
Net loss available for common stockholders	(240,525)	(656,209)	(900,419)	(2,563,621)

Basic net loss per share available for common stockholders	$(0.01)	$(0.03)	$(0.04)	$(0.10)
Diluted net loss per share available for common stockholders	$(0.01)	$(0.03)	$(0.04)	$(0.10)

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$9,756,317	$9,255,114	$8,175,163	$6,159,123
Direct cost of services	5,513,068	5,719,325	5,377,663	3,830,985
Gross margin	4,243,249	3,535,789	2,797,500	2,328,138
Operating expenses	3,580,684	4,578,404	3,571,396	2,627,472
Income (loss) from operations	662,565	(1,042,615)	(773,896)	(299,334)
Net income (loss)	645,861	(1,022,357)	(766,017)	(302,654)
Preferred dividends	—	—	927,455	—
Net income (loss) available for common stockholders	645,861	(1,022,357)	(1,693,472)	(302,654)

Basic net income (loss) per share available for common stockholders	$0.04	$(0.06)	$(0.10)	$(0.01)
Diluted net income (loss) per share available for common stockholders	$0.03	$(0.06)	$(0.10)	$(0.01)

NOTE 18. SUBSEQUENT EVENTS

On March 18, 2003, the Company obtained a $500,000 line of credit from Lakeside Bank bearing interest at the prime rate. The Company can borrow up to 80% of certain accounts receivables and 50% of net property, plant and equipment.

On March 27, 2003, the Company executed an amendment to the leased space on the 3rd floor of 300 South Wacker Drive. Concurrent with this amendment, the Company also terminated the lease on the 20th floor of 300 South Wacker. The amendment and the termination were effective March 1, 2003 and primarily provided for a termination of the 20th floor lease, rent abatement and a tenant improvement allowance on the 3rd floor in 2005, and extension of the lease term on the 3rd floor for 5 years to December 31, 2009. The Company secured a $75,000 letter of credit as part of the amendment.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

SUPPLEMENTAL SCHEDULE II OF CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT ON SUPPLEMENTAL SCHEDULE II

The Board of Directors

HyperFeed Technologies, Inc.:

Under date of March 28, 2003, we reported on the consolidated balance sheets of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
March 28, 2003

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

SUPPLEMENTAL SCHEDULE II TO THE CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001 and 2000

Description	Balance at Beginning of Year	Charged to Operations	Write-offs of Uncollectible Accounts	Balance at End of Year

Allowance for doubtful accounts receivable
2002	$413,554	$(3,000)	$(328,198)	$82,356
2001	$89,724	$538,000	$(214,170)	$413,554
2000	$442,276	$180,000	$(532,552)	$89,724

Allowance for doubtful notes receivable
2002	$—	$150,000	$—	$150,000

See accompanying Independent Auditors’ Report on Supplemental Schedule II.