Form 10-Q
period 2003-03-31
HYPERFEED TECHNOLOGIES INC
filed 2003-05-15
CIK 745774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from

                 to

Commission file number 0-13093

I.R.S. Employer Identification Number 36-3131704

HYPERFEED TECHNOLOGIES, INC.

(a Delaware Corporation)

300 S. Wacker, Suite 300

Chicago, Illinois 60606

Telephone (312) 913-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒.

As of May 1, 2003, the registrant had 25,101,950 shares of $.001 par value common stock outstanding.

HYPERFEED TECHNOLOGIES, INC.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$525,886	$1,096,711
Accounts receivable, less allowance for doubtful accounts of: 2003: $85,013; 2002: $82,355	594,631	700,942
Note receivable, less allowance for doubtful accounts of: 2003: $150,000; 2002: $150,000	199,142	199,142
Prepaid expenses and other current assets	404,939	328,128
TOTAL CURRENT ASSETS	1,724,598	2,324,923

Property and equipment
Computer equipment	2,387,839	3,345,614
Communication equipment	1,405,152	1,463,954
Furniture and fixtures	82,839	108,947
Leasehold improvements	523,645	531,397
	4,399,475	5,449,912
Less: Accumulated depreciation and amortization	2,835,758	3,762,376
	1,563,717	1,687,536

Intangible assets, net of accumulated amortization of: 2003: $25,000; 2002: $10,000	155,000	170,000
Software development costs, net of accumulated amortization of: 2003: $2,347,954; 2002: $3,189,313	1,934,808	2,013,703
Deposits and other assets	98,857	99,428
TOTAL ASSETS	$5,476,980	$6,295,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,231,344	$1,249,350
Accrued expenses	531,913	717,519
Accrued restructuring charge	257,926	405,301
Accrued compensation	91,709	106,576
Unearned revenue	1,231,050	1,173,402
TOTAL CURRENT LIABILITIES	3,343,942	3,652,148

Accrued expenses, less current portion	286,695	36,089
Unearned revenue, less current portion	11,236	12,536
TOTAL NONCURRENT LIABILITIES	297,931	48,625

TOTAL LIABILITIES	3,641,873	3,700,773

Stockholders’ Equity
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 25,101,950 shares at March 31, 2003 and 25,030,689 shares at December 31, 2002	25,102	25,031
Additional paid-in capital	44,578,167	44,563,060
Accumulated deficit	(42,768,162)	(41,993,274)
TOTAL STOCKHOLDERS’ EQUITY	1,835,107	2,594,817

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,476,980	$6,295,590

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For The Three Months Ended
	March 31, 2003	March 31, 2002
	(Unaudited)	(Unaudited)
REVENUE
HyperFeed Services	$3,034,173	$4,747,077
PCQuote Services	618,493	899,163

TOTAL REVENUE	3,652,666	5,646,240

DIRECT COST OF SERVICES
HyperFeed Services	2,148,093	2,619,255
PCQuote Services	261,510	800,987

TOTAL DIRECT COST OF SERVICES	2,409,603	3,420,242

GROSS MARGIN	1,243,063	2,225,998

OPERATING EXPENSES
Sales	449,078	569,284
General and administrative	776,415	816,816
Product and market development	506,466	595,689
Depreciation and amortization	288,865	488,437

TOTAL OPERATING EXPENSES	2,020,824	2,470,226

LOSS FROM OPERATIONS	(777,761)	(244,228)

INTEREST INCOME (EXPENSE)
Interest income	2,873	6,475
Interest expense	—	(2,772)

NET INTEREST INCOME	2,873	3,703

LOSS BEFORE INCOME TAXES	(774,888)	(240,525)
Income taxes	—	—

NET LOSS	$(774,888)	$(240,525)

Basic and diluted net loss per share	$(0.03)	$(0.01)

Basic and diluted weighted-average common shares outstanding	25,030,689	23,849,605

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For The Three Months Ended
	March 31, 2003	March 31, 2002
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(774,888)	$(240,525)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	288,865	488,437
Provision for doubtful accounts	30,000	—
Amortization of software development costs	341,750	330,347
Amortization of value assigned to warrant issued in lieu of license fees	—	420,000
Changes in assets and liabilities:
Accounts receivable	76,311	159,296
Prepaid expenses and other current assets	(76,811)	(105,899)
Deposits and other assets	571	(352)
Accounts payable	(18,006)	(81,239)
Accrued expenses	(97,242)	157,466
Accrued satellite termination fees	—	(75,000)
Income taxes payable	—	(5,000)
Unearned revenue	56,348	(324,736)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(173,102)	722,795

Cash Flows From Investing Activities:
Purchase of property and equipment	(150,046)	(74,172)
Software development costs capitalized	(262,855)	(335,934)
NET CASH USED IN INVESTING ACTIVITIES	(412,901)	(410,106)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	15,178	20,145
Principal payments on notes payable	—	(250,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,178	(229,855)

Net increase (decrease) in cash and cash equivalents	(570,825)	82,834
Cash and cash equivalents:
Beginning of the period	1,096,711	607,263

End of the period	$525,886	$690,097

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION:  The accompanying unaudited interim consolidated financial statements include the accounts of HyperFeed Technologies, Inc. (“HyperFeed” or the “Company”) and its subsidiary, PCQuote.com, Inc. (“PCQuote”), and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated interim financial statements include all adjustments, including the elimination of all significant intercompany transactions in consolidation, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The amounts indicated as “audited” have been extracted from the Company’s December 31, 2002 annual report. For further information, refer to the consolidated financial statements and footnotes included in HyperFeed’s annual report on Form 10-K for the year ended December 31, 2002.

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

STOCK BASED COMPENSATION:  At March 31, 2003, the Company had one stock-based employee compensation plan. The Company has adopted the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148) and will continue to use the intrinsic value based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation cost has been recognized for options granted with an option price equal to the grant date market value of the Company’s common stock. Had compensation cost for the Company’s options granted been determined based on the fair value of the option at the grant date consistent with the provisions of SFAS 123, the Company’s net income and net income per share for the quarters ended March 31, 2003 and 2002 would have been decreased to the pro forma amounts indicated below:

	Three months ended March 31,
	2003	2002
Net loss, as reported	$(774,888)	$(240,525)

Less: Stock-based compensation expense determined under fair value method for all awards, net of related taxes	(53,126)	(773,334)

Pro forma net loss	$(828,014)	$(1,013,859)

Basic and diluted net loss per share, as reported	$(0.03)	$(0.01)

Pro forma basic and diluted net loss per share	$(0.03)	$(0.04)

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2003	2002
Risk-free interest rate	2.77%	4.27%
Volatility factor	100%	106%
Dividend yield	0.00%	0.00%
Expected term of options	5 years	5 years

Weighted-average fair value of options granted	$0.20	$0.50

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions. In addition, option pricing models require the input of highly subjective assumptions including expected stock price characteristics which are significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.

EARNINGS PER SHARE:  Basic earnings per share (“EPS”) is based on the weighted-average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share includes the dilutive effect of unexercised common stock equivalents. The Company had equity securities that, if exercised, would have had a dilutive effect on EPS had the Company generated income during the quarters ended March 31, 2003 and 2002. The dilutive effect of such securities would have been an additional 12,474 and 47,647 weighted-average shares outstanding during the quarters ended March 31, 2003 and 2002, respectively. For the quarters ended March 31, 2003 and 2002, weighted-average equity securities totaling 6,516,528 and 8,078,389, respectively, were excluded from the calculations as their effect was anti-dilutive due to such securities having exercise prices in excess of the weighted-average fair value of the Company’s common stock during the quarterly periods.

REVENUE RECOGNITION:  The Company principally derives its revenue from service contracts for the provision of market data only (“HyperFeed® license fees”), service contracts for the provision of market data together with analytical software (“Analytics license fees”), and the sale of advertising on its Web site, www.pcquote.com. Revenue from service contracts is recognized ratably over the contract term as the contracted services are rendered. Revenue from the sale of advertising is recognized as the advertising is displayed on the Web site. HyperFeed license fees and Analytics license fees for satellite and landline services are generally billed one month in advance with 30-day payment terms. License fees for Analytics on the Internet are generally paid by credit card within five days prior to the month of service. These and other payments received prior to services being rendered are classified as unearned revenue on the balance sheet. Customers’ deposits on service contracts are classified as either current unearned revenue, if the contract expires in one year or less, or non-current unearned revenue, if the contract expiration date is greater than one year. HyperFeed expects to generate revenue in the future from the Managed Exchange Platform Services (“MEPS”) model (the licensing of its ticker plant technologies).

HyperFeed services primarily consist of the provision of HyperFeed market data and HyperFeed market data with analytics to the business-to-business marketplace, while PCQuote services primarily consist of analytics service, powered by the HyperFeed data feed, to the consumer marketplace. HyperFeed licenses its  newly developed MEPS ticker plant technologies to the business-to-business community.

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

(2) INCOME TAXES

At December 31, 2002, the Company had Federal income tax net operating loss carryforwards of $24.9 million for Federal income tax purposes and $24.5 million for the alternative minimum tax. Of these net operating losses, $1.1 million relates to exercise of incentive employee stock options and will be credited directly to stockholders’ equity when realized. The Company also had research and development credits of $106,000 that will all expire by 2011 if not previously utilized. The future utilization of these net operating losses and research and development credits will be limited due to changes in Company ownership. The net operating loss carryforwards expire through 2022. The Company has not recorded any tax benefits related to these net operating loss carryforwards.

(3) SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has identified two segments within which it operates. The parent Company’s services are principally in the business-to-business sector, while its subsidiary, PCQuote, operates in the business-to-consumer marketplace. The Company evaluates performance and allocates resources based on operating profitability and growth potential. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments for the quarters ended March 31, 2003 and March 31, 2002 is as follows:

	Three months ended
	March 31, 2003		March 31, 2002
	Amount	%	Amount	%
Sales to unaffiliated customers:
HyperFeed services	$3,034,173	83.1%	$4,747,077	84.1%
PCQuote services	618,493	16.9%	899,163	15.9%

Total revenue	$3,652,666	100.0%	$5,646,240	100.0%

Operating income (loss):
HyperFeed services	$(715,924)	92.0%	$140,686	*
PCQuote services	(61,837)	8.0%	(384,914)	*

Total operating loss	$(777,761)	100.0%	$(244,228)	*

Identifiable assets:
HyperFeed services	$5,149,176	94.0%	$8,027,796	83.8%
PCQuote services	327,804	6.0%	1,548,070	16.2%

Total identifiable assets	$5,476,980	100.0%	$9,575,866	100.0%

* not meaningful

(4) LITIGATION

On July 3, 2002, the Company filed a two-count action against PC Quote Canada asserting breach of Agency License Agreement (the “Agreement”) and fraud and unjust enrichment and requests damages, plus interest, costs and attorneys fees. The defendant filed an answer, affirmative defenses and counterclaim asserting that oral agreement modified the Agency License Agreement and requests damages.

On January 28, 2003, the defendant filed a motion for a preliminary injunction to enjoin HyperFeed from terminating services provided under the Agreement and HyperFeed has agreed not to terminate such services until a court-ordered audit of the defendant’s records has been completed.

On March 28, 2003, the defendant filed an amended counterclaim claiming breach of the contract. In its amended counterclaim, the defendant (1) claims unjust enrichment, (2) claims overpayment of communication fees, (3) claims that HyperFeed licensed directly to users in Canada and/or allowed U.S. customers to do so in violation of the defendant’s exclusive license in Canada, (4) claims breach of contract for terminating the Agreement, and (5) requests an injunction. The defendant requests damages in excess of $1.4 million. HyperFeed answered the counterclaim denying all material allegations and believes the claims are without merit. HyperFeed intends to complete the audit, obtain answers to outstanding discovery, aggressively seek to collect all past due amounts and vigorously defend against asserted claims.

(5) PRIVATE PLACEMENT OFFERING

On March 17, 2003, HyperFeed announced a planned private placement of 5,260,628 shares of common stock (representing 17.4% of the Company’s outstanding common stock including the shares from this transaction) at $0.2705 per share to its executive officers, individual board members, and its largest investor, PICO Holdings, Inc. (“PICO”), for an aggregate purchase price of $1,423,000. The price per share was determined using the average closing price of the common stock for the twenty trading days prior to and including the date the stock was priced, March 13, 2003.

The transaction is expected to close in May after HyperFeed’s annual meeting, pending shareholder approval. PICO has notified HyperFeed of its intent to approve the private placement.

The securities to be issued in the private placement have not been registered under the Securities Act of 1933 (the “Securities Act”) or other applicable securities laws and may not be sold or transferred except pursuant to an effective registration statement under the Securities Act and other applicable securities laws or an appropriate exemption from any applicable registration requirements.

PART I. ITEM 2

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

INTRODUCTION – SAFE HARBOR DISCLOSURE

The following discussion and analysis contains historical information. It also contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, particularly in reference to statements regarding our expectations, plans and objectives. You can generally identify forward-looking statements by the use of the words “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” or similar language. Forward-looking statements involve substantial risks and uncertainties. You should give careful consideration to cautionary statements made in this discussion and analysis. We base our statements on our current expectations. HyperFeed undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Forward-looking statements may be impacted by a number of factors, risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Among these factors are:

(i)	that the information is of a preliminary nature and may be subject to further adjustment;
(ii)	variability in HyperFeed’s quarterly operating results;
(iii)	our ability to fund our current and future business strategies either through continuing operations or external financing;
(iv)	our ability to attract and retain qualified management and key employees;
(v)	our ability to successfully compete against competitive products and services;
(vi)	our ability to maintain relationships with key suppliers and providers of market data;
(vii)	our ability to maintain our existing customer base while increasing the Company’s presence in the financial institutional marketplace;
(viii)	our ability to develop and introduce new product and service initiatives in a timely manner and at competitive price and performance levels;
(ix)	the effect of economic and business conditions generally;
(x)	risks related to pending or future legal proceedings;
(xi)	risks relating to possible delisting from The Nasdaq SmallCap Market; and
(xii)	other risks identified from time to time in HyperFeed’s reports and registration statements filed with the Securities and Exchange Commission.

OVERVIEW

During 2002 and in the first quarter of 2003, the Company has experienced a loss of customers due to economic conditions and a shift in customer needs. In addition to a significant slow-down experienced by the day-trading industry, many of HyperFeed’s largest institutional customers were retail brokerages affected by the same financial market downturn. These conditions prompted the Company to focus on products and services that produce the most revenue from its ticker plant technologies.

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

RECENT BUSINESS DEVELOPMENTS

HyperFeed and TIBCO Establish Strategic Partnership to Embed TIBCO Software in HyperFeed’s Ticker Plant Technologies

On May 12, 2003, HyperFeed announced a partnership with TIBCO Software, Inc., a leading enabler of real-time business, to embed TIBCO’s software products into HyperFeed’s ticker plant technologies and to resell the software into its clients’ infrastructures. By offering TIBCO technology as a part of the Company’s Managed Exchange Platform, HyperFeed is linking the TIBCO libraries to the HyperFeed executable and using these libraries to facilitate communications between the platform and the client. The synergy of TIBCO software, HyperFeed’s ticker plant technologies, and the clients’ infrastructures ensures speedy arrival and distribution of market data and gives HyperFeed customers more choices for connectivity. The agreement also gives HyperFeed the power to re-sell TIBCO’s SmartSockets® family of solutions to HyperFeed customers.

Notification of Delisting from The Nasdaq SmallCap Market

In May 2003, the Company received notification from Nasdaq indicating that the Company failed to comply with the minimum $1.00 per share continued listing requirements set forth in NASD Marketplace Rule 4310(c)(4) and that it is not in compliance with listing maintenance standards established by Nasdaq requiring that the Company have stockholders’ equity of at least $2.5 million, or a $35 million market value of listed securities, or $500,000 of net income from continuing income for the most recently completed fiscal year or two of the three most recently completed fiscal years.

Nasdaq further informed the Company that if it did not appeal the decision, HyperFeed’s common stock would be delisted from The Nasdaq SmallCap Market at the opening of business on May 22, 2003. The Company has requested a hearing with Nasdaq to appeal Nasdaq’s determination to delist HyperFeed’s common stock from The Nasdaq SmallCap Market. During the appeal process, HyperFeed’s common stock will continue to be traded on The Nasdaq SmallCap Market. However, there can be no assurances that the appeal will be successful. If the Company’s appeal is unsuccessful, then its common stock will be delisted from The Nasdaq SmallCap Market.

If the Company were to be delisted from The Nasdaq SmallCap Market, its shares likely will trade in the over-the-counter (“OTC”) market. A switch to the OTC market will likely result in more volatility for the Company’s stock, less volume, and no analyst coverage. As a result, the Company’s stock price would likely decline further and the ability of any potential or future investors to achieve liquidity from HyperFeed’s common stock could be severely limited, not only in the number of shares that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in media coverage of the Company. This could inhibit, if not preclude, the Company’s ability to raise additional working capital on acceptable terms, if at all. In addition, current and prospective customers and strategic partners may limit or cease their business relationships with the Company because of concerns or perceptions regarding its listing status and future liquidity.

Hyperfeed to Provide Managed Exchange Platform Services (MEPS) to a Major Exchange

On May 1, 2003, HyperFeed signed its first customer for HyperFeed’s ticker plant technologies in a MEPS model. The customer, a major options exchange, will use MEPS to increase performance and reliability of market data for its innovative new hybrid trading system. HyperFeed’s MEPS coupled with one of the customer’s products will offer exchange members exchange data with minimal latency and cost. HyperFeed’s MEPS will be installed at the customer’s physical location in a self-contained ticker plant while HyperFeed remotely manages the data quality and exchange permissioning.

HyperFeed’s MEPS contains five components: FEPs (Front End Processors), Data Management, Value Added Services, Technologies, and Tools and Adaptors. The customer will be utilizing specific services within each of the above MEPS components to power a variety of quote devices.

Restructure of Lease Agreement

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

Line of Credit

On March 24, 2003, HyperFeed announced that it has received a $0.5 million line of credit from its current financial institution, Lakeside Bank. The line of credit was issued at the prime rate, and allows the Company to borrow up to 80% of eligible accounts receivable and 50% of net property, plant and equipment. As of March 31, 2003, the Company had not borrowed on the line of credit.

Private Placement

On March 17, 2003, HyperFeed announced a planned private placement of 5,260,628 shares of common stock (representing 17.4% of the Company’s outstanding common stock including the shares from this transaction) at $0.2705 per share to its executive officers, individual board members, and its largest investor, PICO Holdings, Inc. (“PICO”), for an aggregate purchase price of $1,423,000. The price per share was determined using the average closing price of the common stock for the twenty trading days prior to and including the date the stock was priced, March 13, 2003.

The transaction is expected to close in May after HyperFeed’s annual meeting, pending shareholder approval. PICO has notified HyperFeed of its intent to approve the private placement.

The securities to be issued in the private placement have not been registered under the Securities Act of 1933 (the “Securities Act”) or other applicable securities laws and may not be sold or transferred except pursuant to an effective registration statement under the Securities Act and other applicable securities laws or an appropriate exemption from any applicable registration requirements.

RESULTS OF OPERATIONS:

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Total revenue decreased by 35.3% for the first three months of 2003 to $3.7 million from $5.6 million for the comparable period in 2002. Both our HyperFeed services and our PCQuote services posted decreases in the first quarter of 2003 from 2002. HyperFeed service revenue decreased $1.7 million, or 36.1%, from $4.7 million in 2002 to $3.0 million in 2003. Decreases in the number of end users and related services associated with the provision of analytics applications accounted for 45.3% of the decline in HyperFeed service revenue. Additionally, decreases in data feed license fees accounted for 53.9% of the decline in HyperFeed service revenue, of which 25.9% resulted from a reduction in services provided to our largest customer. Revenue from our PCQuote services decreased $0.3 million, or 31.2%, to $0.6 million for the first three months of 2003 from $0.9 million for the same period in 2002. Decreases in consumer end users accounted for 49.5% of the decline in PCQuote service revenue. Also, decreases in revenue from Townsend Analytics, Ltd. accounted for 32.8% of the decline in PCQuote service revenue.

Direct costs of services decreased $1.0 million, or 29.5%, to $2.4 million for the first quarter of 2003 from $3.4 million in 2002. Direct costs, as a percentage of revenue, increased to 66.0% from 60.6% for the three months ended March 31, 2003. Principal components of the decrease were royalties and payments to providers of market data, attributable to the decline in analytics subscriptions, and the decrease in amortization of prepaid license fees, which were fully amortized in the fourth quarter of 2002. Amortization of software development costs remained unchanged at $0.3 million for the three months ended March 31, 2003 and 2002. Gross margin decreased $1.0 million, or 44.2%, to $1.2 million for the first three months of 2003 from $2.2 million for the same period in 2002. As a percentage of revenue, gross margin decreased for the first three months of 2003 to 34.0% from 39.4% for the same period in 2002.

Direct costs associated with HyperFeed services decreased from $2.6 million for the quarter ended March 31, 2002 to $2.1 million for the quarter ended March 31, 2003, an 18.0% decrease. The principal components of the decrease were costs related to product royalties and exchange fees, directly attributable to the decrease in analytics subscription revenue. The resulting gross margin for the first quarter decreased to $0.9 million in 2003 from $2.1 million in 2002. HyperFeed services gross margin as a percentage of HyperFeed services revenue decreased to 29.2% for the first quarter of 2003 from 44.8% for the comparable period in 2002. This decrease in gross margin is due to declines in revenue exceeding the cost saving measures implemented in the fourth quarter of 2002.

Direct costs associated with PCQuote services decreased to $0.3 million for the 2003 quarter from $0.8 million in the comparable 2002 quarter, a 67.4% decrease. The amortization of prepaid license fees, which were fully amortized in the fourth quarter of 2002, was the principal component of the decrease in direct costs. The resulting gross margin for the first quarter increased to $0.4 million in 2003 from $0.1 million in 2002. PCQuote services gross margin as a percentage of PCQuote services revenue increased to 57.7% for the first quarter of 2003 from 10.9% for the comparable period in 2002.

Total operating expenses decreased to $2.0 million for the first quarter of 2003 from $2.5 million for the comparable 2002 period, an 18.2% decrease. Decreases, principally due to cost saving measures associated with the restructuring in the fourth quarter of 2002, were experienced in all categories. As a percentage of revenue, total operating expenses increased to 55.3% for the first three months in 2003 from 43.7% for the same period in 2002. This increase was due to declines in revenue exceeding the cost saving measures implemented in the fourth quarter of 2002.

Sales costs decreased 21.1% to $0.4 million for the first quarter of 2003 as compared to $0.6 million for the same 2002 period, as a result of lower commission expense commensurate with the decrease in revenue. Sales costs as a percentage of revenue increased to 12.3% in the first quarter of 2003 from 10.1% for the comparable 2002 period.

General and administrative expenses remained unchanged for the first quarter of 2003 at $0.8 million compared to the same 2002 period. General and administrative expenses as a percentage of revenue increased to 21.3% in the first quarter of 2003 from 14.5% for the comparable 2002 period.

Product and market development costs decreased 15.0% to $0.5 million for the 2003 quarter from $0.6 million for the 2002 quarter, principally due to reductions in employee compensation and related expenses attributable to the workforce reduction in the fourth quarter of 2002. Product and market development costs as a percentage of revenue increased to 13.9% in the first quarter of 2003 from 10.6% for the comparable 2002 period.

Depreciation and amortization decreased to $0.3 million for the first quarter of 2003 from $0.5 million for the comparable 2002 period as a result of the write-down of intangible assets and write-off of certain fixed assets relating to the restructuring in the fourth quarter of 2002. Depreciation and amortization as a percentage of revenue decreased to 7.9% in the first quarter of 2003 from 8.7% for the comparable 2002 period.

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

LIQUIDITY AND CAPITAL RESOURCES:

Net cash and cash equivalents decreased $570,825 from year-end 2002 to $525,886 at the end of the first quarter of 2003. The decrease is primarily due to our continuing investment in equipment and our developed technology.

Operating activities used $173,102 of cash and provided $722,795 of cash for the three months ended March 31, 2003 and 2002, respectively. Cash used in operating activities for the first quarter of 2003 is primarily attributable to our net loss, offset by non-cash items such as depreciation and amortization of long-lived assets. Cash provided by operating activities for the first quarter of 2002 was primarily due to non-cash items, including amortization of prepaid license fees as a result of the value assigned to the warrant issued in April 1999 to CNNfn, offset by changes in operating assets and liabilities.

Net cash used in investing activities was $412,901 and $410,106 for the three months ended March 31, 2003 and 2002, respectively. Capital expenditures were $150,046 for the quarter ended March 31, 2003 as compared to $74,172 for the same 2002 quarter. The increase in capital expenditures is primarily due to our new business strategy of licensing our ticker plant technology in a MEPS model. We anticipate our capital expenditures to continue to increase as we purchase equipment to support and maintain our MEPS product. However, we expect to finance capital expenditures relating to specific customers. Capitalized software costs were $262,855 and $335,934 for the quarters ended March 31, 2003 and 2002, respectively.

Financing activities provided $15,178 of cash and used $229,855 of cash for the three months ended March 31, 2003 and 2002, respectively. Net proceeds from the sale of shares of common stock to employees pursuant to our Employee Stock Purchase Plan provided $15,178 and $20,145 for the quarters ended March 31, 2003 and 2002, respectively. In the first quarter of 2002, we made the last $250,000 installment payment on our note payable to Motorola. There were no new direct borrowings during the period.

On March 18, 2003, the Company obtained a $500,000 line of credit from Lakeside Bank bearing interest at the prime rate. The Company can borrow up to 80% of eligible accounts receivable and 50% of net property, plant and equipment. As of March 31, 2003, the Company had not borrowed on the line of credit.

On March 17, 2003, HyperFeed announced a planned private placement of $1,423,000 (representing 17.4% of the Company’s outstanding common stock including the shares from this transaction) from its executive officers, individual board members, and its largest investor, PICO Holdings, Inc., whose officers are also HyperFeed board members. The transaction is expected to close in May after HyperFeed’s annual meeting, pending shareholder approval. PICO Holdings, Inc. has notified HyperFeed of its intent to approve the private placement.

Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was a loss of $147,000 for the first quarter of 2003 versus income of  $995,000 for the same period in 2002. We believe our existing capital resources, available line of credit, cash generated from continuing operations, proceeds from the planned private placement of shares of our common stock, and our ability to access external capital, if necessary, are sufficient for working capital and to fund operations over the next twelve months.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these unaudited interim consolidated financial statements. Management does not believe the adoption of SFAS 148 will have a significant impact on the Company’s consolidated financial statements.

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

Nasdaq may delist our common stock, which could decrease the market price of our common stock and make it more difficult for our stockholders to dispose of or obtain quotations for our common stock and for us to obtain financing.

In May 2003, we received notification from Nasdaq indicating that we failed to comply with the minimum $1.00 per share continued listing requirements set forth in NASD Marketplace Rule 4310(c)(4) and that we are not in compliance with listing maintenance standards established by Nasdaq requiring that we have stockholders’ equity of at least $2.5 million, or a $35 million market value of listed securities, or $500,000 of net income from continuing income for the most recently completed fiscal year or two of the three most recently completed fiscal years.

Nasdaq further informed us that if we did not appeal its decision, our common stock would be delisted from The Nasdaq SmallCap Market at the opening of business on May 22, 2003. We have requested a hearing with Nasdaq to appeal Nasdaq’s determination to delist our common stock from The Nasdaq SmallCap Market. During the appeal process, our common stock will continue to be traded on The Nasdaq SmallCap Market. However, there can be no assurances that the appeal will be successful. If our appeal is unsuccessful, then our common stock will be delisted from The Nasdaq SmallCap Market.

If we were to be delisted from The Nasdaq SmallCap Market, our shares likely will trade in the over-the-counter (“OTC”) market. A switch to the OTC market will likely result in more volatility for our stock, less volume, and no analyst coverage. As a result, our stock price would likely decline further and the ability of any potential or future investors to achieve liquidity from our common stock could be severely limited, not only in the number of shares that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in media coverage of the Company. This could inhibit, if not preclude, our ability to raise additional working capital on acceptable terms, if at all. In addition, current and prospective customers and strategic partners may limit or cease their business relationships with us because of concerns or perceptions regarding our listing status and future liquidity.

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

The market for the provision of a domestic consolidated data feed containing real-time streaming financial information such as equities, commodities, futures and options quotations, and news through services and software applications similar to those we provide includes a large amount of competitors and is subject to rapid change. The industry has also seen unprecedented merger and acquisition activity. We believe our primary competitors include Reuters, the ILX unit of Thomson Corporation and the Comstock unit of Standard and Poor’s, which was recently acquired by IDC. These competitors have significantly greater financial, technical, and marketing resources and greater name recognition than we do. Our goal is not to compete with these premiere data providers but to license our technology to them. Nonetheless, there can be no assurance that we will be able to achieve our goal or otherwise compete successfully with our existing competitors or with any new competitors.

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

A limited number of customers historically have accounted for a substantial portion of HyperFeed’s revenues. In the first quarter of 2003, revenues from our largest customer represented approximately 9.1% of the Company’s consolidated revenues. In the fiscal year ending December 31, 2002, revenues from one customer represented approximately 16% of the Company’s consolidated revenues for that year. We did not have any customers that accounted for 10% or more of consolidated revenue in 2001. Revenues from our largest customer in 2000 represented approximately 21% of the Company’s consolidated revenues for that year. We cannot predict whether our current customers will continue to use our products. We have experienced significant changes from year to year in the composition of our major customer base and believe this pattern will continue. The loss of or a significant reduction in purchases by current major customers that are not offset by corresponding increases from other current or future customers would have a material adverse effect on our business, financial condition, and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three-month period ended March 31, 2003. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 3, 2002, the Company filed a two-count action against PC Quote Canada asserting breach of Agency License Agreement (the “Agreement”) and fraud and unjust enrichment and requests damages, plus interest, costs and attorneys fees. The defendant filed an answer, affirmative defenses and counterclaim asserting that oral agreement modified the Agency License Agreement and requests damages.

On January 28, 2003, the defendant filed a motion for a preliminary injunction to enjoin HyperFeed from terminating services provided under the Agreement and HyperFeed has agreed not to terminate such services until a court-ordered audit of the defendant’s records has been completed.

On March 28, 2003, the defendant filed an amended counterclaim claiming breach of the contract. In its amended counterclaim, the defendant (1) claims unjust enrichment, (2) claims overpayment of communication fees, (3) claims that HyperFeed licensed directly to users in Canada and/or allowed U.S. customers to do so in violation of the defendant’s exclusive license in Canada, (4) claims breach of contract for terminating the Agreement, and (5) requests an injunction. The defendant requests damages in excess of $1.4 million. HyperFeed answered the counterclaim denying all material allegations and believes the claims are without merit. HyperFeed intends to complete the audit, obtain answers to outstanding discovery, aggressively seek to collect all past due amounts and vigorously defend against asserted claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter of 2003, we issued 71,261 shares of our common stock to employees who purchased the shares under our Employee Stock Purchase Plan.

ITEM 5. OTHER INFORMATION

In May 2003, the Company received notification from Nasdaq indicating that the Company failed to comply with the minimum $1.00 per share continued listing requirements set forth in NASD Marketplace Rule 4310(c)(4) and that it is not in compliance with listing maintenance standards established by Nasdaq requiring that the Company have stockholders’ equity of at least $2.5 million, or a $35 million market value of listed securities, or $500,000 of net income from continuing income for the most recently completed fiscal year or two of the three most recently completed fiscal years.

Nasdaq further informed the Company that if it did not appeal the decision, HyperFeed’s common stock would be delisted from The Nasdaq SmallCap Market at the opening of business on May 22, 2003. The Company has requested a hearing with Nasdaq to appeal Nasdaq’s determination to delist HyperFeed’s common stock from The Nasdaq SmallCap Market. During the appeal process, HyperFeed’s common stock will continue to be traded on The Nasdaq SmallCap Market. However, there can be no assurances that the appeal will be successful. If the Company’s appeal is unsuccessful, then its common stock will be delisted from The Nasdaq SmallCap Market.

If the Company were to be delisted from The Nasdaq SmallCap Market, its shares likely will trade in the over-the-counter (“OTC”) market. A switch to the OTC market will likely result in more volatility for the Company’s stock, less volume, and no analyst coverage. As a result, the Company’s stock price would likely decline further and the ability of any potential or future investors to achieve liquidity from HyperFeed’s common stock could be severely limited, not only in the number of shares that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in media coverage of the Company. This could inhibit, if not preclude, the Company’s ability to raise additional working capital on acceptable terms, if at all. In addition, current and prospective customers and strategic partners may limit or cease their business relationships with the Company because of concerns or perceptions regarding its listing status and future liquidity.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

(a)  Exhibits

Exhibit 99 – Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 99.1 – Press release dated May 14, 2003.

(b)  No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

Date:	May 15, 2003

By:	/s/ Jim R. Porter

Jim R. Porter
Chairman and Chief Executive Officer

By:	/s/ Randall J. Frapart

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Randall J. Frapart
Randall J. Frapart
Chief Financial Officer