Form 10-Q
period 2003-06-30
HYPERFEED TECHNOLOGIES INC
filed 2003-08-14
CIK 745774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

As of August 13, 2003, the registrant had 3,043,805 shares of $.001 par value common stock outstanding.

HYPERFEED TECHNOLOGIES, INC.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$946,529	$1,096,711
Accounts receivable, less allowance for doubtful accounts of: 2003: $104,715; 2002: $82,355	638,759	700,942
Notes receivable, less allowance for doubtful accounts of: 2003: $75,000; 2002: $150,000	249,571	199,142
Prepaid expenses and other current assets	429,046	328,128
Total Current Assets	2,263,905	2,324,923

Property and equipment
Computer equipment	2,371,096	3,345,614
Communication equipment	1,359,624	1,463,954
Furniture and fixtures	82,839	108,947
Leasehold improvements	531,809	531,397
	4,345,368	5,449,912
Less: Accumulated depreciation and amortization	(2,896,565)	(3,762,376)
	1,448,803	1,687,536
Notes receivable, less allowance for doubtful accounts of: 2003: $75,000	99,571	—
Intangible assets, net of accumulated amortization of: 2003: $40,000; 2002: $10,000	140,000	170,000
Software development costs, net of accumulated amortization of: 2003: $2,637,258; 2002: $3,189,313	1,913,736	2,013,703
Deposits and other assets	64,614	99,428
Total Assets	$5,930,629	$6,295,590

Liabilities and Stockholders’ Equity
Current Liabilities
Note payable	$23,011	$—
Accounts payable	1,314,638	1,249,350
Accrued expenses	318,946	717,519
Accrued restructuring charge	165,884	405,301
Accrued compensation	148,437	106,576
Unearned revenue	1,054,884	1,173,402
Total Current Liabilities	3,025,800	3,652,148

Note payable, less current portion	44,104	—
Deferred rent	289,743	36,089
Unearned revenue, less current portion	17,303	12,536
Total Noncurrent Liabilities	351,150	48,625
Total Liabilities	3,376,950	3,700,773

Stockholders’ Equity
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 3,043,805 shares at June 30, 2003 and 2,503,069 shares at December 31, 2002	3,044	2,503
Additional paid-in capital	46,039,300	44,585,588
Accumulated deficit	(43,488,665)	(41,993,274)
Total Stockholders’ Equity	2,553,679	2,594,817

Total Liabilities and Stockholders’ Equity	$5,930,629	$6,295,590

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002
Revenue
HyperFeed Services	$2,847,394	$4,183,725	$5,877,100	$8,914,021
PCQuote Services	304,480	371,278	624,608	820,025
Total Revenue	3,151,874	4,555,003	6,501,708	9,734,046

Direct Cost of Services
HyperFeed Services	2,141,994	2,390,408	4,285,081	5,004,416
PCQuote Services	49,490	477,423	109,862	969,988
Total Direct Cost of Services	2,191,484	2,867,831	4,394,943	5,974,404

Gross Margin	960,390	1,687,172	2,106,765	3,759,642

Operating Expenses
Sales	466,961	437,586	903,725	985,511
General and administrative	626,275	722,131	1,185,077	1,305,177
Product and market development	544,810	618,551	1,023,757	1,191,825
Depreciation and amortization	268,671	434,099	539,436	900,366
Total Operating Expenses	1,906,717	2,212,367	3,651,995	4,382,879

Loss from Operations	(946,327)	(525,195)	(1,545,230)	(623,237)

Other Income (Expense)
Interest income	3,205	6,051	6,078	12,526
Interest expense	(312)	—	(312)	(2,772)
Net Other Income	2,893	6,051	5,766	9,754

Loss from Continuing Operations Before Income Taxes	(943,434)	(519,144)	(1,539,464)	(613,483)
Income taxes	—	337	—	337
Loss from Continuing Operations	(943,434)	(519,481)	(1,539,464)	(613,820)

Discontinued Operations
Loss from discontinued operations	(139,258)	(136,728)	(318,116)	(282,914)
Gain on disposition of discontinued operations	362,189	—	362,189	—
Income (Loss) from Discontinued Operations	222,931	(136,728)	44,073	(282,914)

Net Loss	$(720,503)	$(656,209)	$(1,495,391)	$(896,734)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.34)	$(0.22)	$(0.58)	$(0.26)
Discontinued operations	0.08	(0.05)	0.01	(0.12)
Basic and diluted net loss per share	$(0.26)	$(0.27)	$(0.57)	$(0.38)

Basic and diluted weighted-average common shares outstanding	2,776,121	2,389,115	2,640,349	2,387,049

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	For The Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(1,495,391)	$(896,734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	539,436	900,366
Provision for doubtful accounts	60,000	17,000
Amortization of software development costs	676,385	661,146
Amortization of value assigned to common stock warrant issued in lieu of cash license fees	—	840,000
Loss from discontinued operations	318,116	282,914
Gain on disposition of discontinued operations	(362,189)	—
Changes in assets and liabilities, net of effects from disposition:
Accounts receivable	23,503	335,895
Prepaid expenses and other current assets	(32,212)	(112,588)
Deposits and other assets	34,814	(352)
Accounts payable	65,288	(5,358)
Accrued expenses	(972,660)	(456,600)
Deferred rent	253,654	(18,044)
Income taxes payable	—	(5,000)
Unearned revenue	14,276	(358,831)
Net Cash Provided By (Used In) Operating Activities	(876,980)	1,183,814

Cash Flows from Investing Activities:
Purchase of property and equipment	(347,402)	(215,230)
Software development costs capitalized	(597,168)	(683,414)
Proceeds from sale of discontinued operations	150,000	—
Repayment of note receivable	—	858
Net Cash Used In Investing Activities	(794,570)	(897,786)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	1,454,253	45,709
Issuance (repayment) of notes payable	67,115	(250,000)
Net Cash Provided By (Used In) Financing Activities	1,521,368	(204,291)

Net increase (decrease) in cash and cash equivalents	(150,182)	81,737
Cash and cash equivalents:
Beginning of the period	1,096,711	607,263

End of the period	$946,529	$689,000

Supplemental Disclosures of Noncash Investing Activities:
Note received as consideration for disposition of discontinued operations	$150,000	$—

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

SOFTWARE DEVELOPMENT COSTS:  The Company’s continuing investment in software development consists primarily of enhancements to its Managed Exchange Platform Service (“MEPS”) and H!BOX, its existing Windows-based market data distribution platform, the direct exchange services, the development of new data analysis software and programmer tools and the application of new technology to increase the data volume and delivery speed of the Company’s distribution system.

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

STOCK BASED COMPENSATION:  At June 30, 2003, the Company had one stock-based employee compensation plan. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) and will continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation cost has been recognized for options granted with an option price equal to the grant date market value of the Company’s common stock. Had compensation cost for the Company’s options granted been determined based on the fair value of the option at the grant date consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the three and six months ended June 30, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(720,503)	$(656,209)	$(1,495,391)	$(896,734)

Stock-based compensation recovery (expense) determined under fair value method for all awards	136,560	(629,086)	83,434	(1,402,420)

Pro forma net loss	$(583,943)	$(1,285,295)	$(1,411,957)	$(2,299,154)

Basic and diluted net loss per share, as reported	$(0.26)	$(0.27)	$(0.57)	$(0.38)

Pro forma basic and diluted net loss per share	$(0.21)	$(0.54)	$(0.53)	$(0.96)

EARNINGS PER SHARE:  Basic earnings per share (“EPS”) is based on the weighted-average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share includes the dilutive effect of unexercised common stock equivalents. The Company had equity securities that, if exercised, would have had a dilutive effect on EPS had the Company generated income during the three and six months ended June 30, 2003. The dilutive effect of such securities would have been an additional 27,575 weighted-average shares outstanding during the three months ended June 30, 2003 and an additional 21,835 weighted-average shares outstanding during the six months ended June 30, 2003. The Company did not have any equity securities that, if exercised, would have had a dilutive effect on EPS had the Company generated income during the three and six months ended June 30, 2002. For the three months ended June 30, 2003 and 2002, weighted-average equity securities totaling 518,967 and 885,279, respectively, were excluded from the calculations as their effect was anti-dilutive due to such securities having exercise prices in excess of the weighted-average fair value of the Company’s common stock during the three month periods. For the six months ended June 30, 2003 and 2002, weighted-average equity securities totaling 1,013,023 and 1,378,567, respectively, were excluded from the calculations as their effect was anti-dilutive due to such securities having exercise prices in excess of the weighted-average fair value of the Company’s common stock during the six month periods.

REVENUE RECOGNITION:  The Company principally derives its revenue from service contracts for the provision of market data only (“HyperFeed® license fees”) and service contracts for the provision of market data together with analytical software (“Analytics license fees”). HyperFeed primarily services the business-to-business marketplace. Revenue from service contracts is recognized ratably over the contract term as the contracted services are rendered. HyperFeed customers are generally billed one month in advance with 30-day payment terms. Payments received prior to services being rendered are classified as unearned revenue on the balance sheet. Customers’ deposits on service contracts are classified as either current unearned revenue, if the contract expires in one year or less, or non-current unearned revenue, if the contract expiration date is greater than one year.

On June 2, 2003, the Company sold certain assets of PCQuote, consisting of its retail investor unit and Web site. Revenue recognized prior to June 2, 2003 related to the PCQuote assets sold was primarily derived from analytics service, powered by the HyperFeed data feed, for Internet users in the consumer marketplace and from the sale of advertising on its Web site, www.pcquote.com. Revenue from the sale of advertising was recognized as the advertising was displayed on the Web site. License fees for Analytics on the Internet were generally paid by credit card within five days prior to the month of service and classified as unearned revenue on the balance sheet. The retained PCQuote assets generate revenue from HyperFeed market data delivered over the Internet and integrated into customer’s proprietary Web application or used to populate electronic tickerboards. Additionally, PCQuote derives revenue from license fees for customers referred by PCQuote to Townsend Analytics, Ltd. prior to December 31, 2002. Following the completion of the sale, the corporate name of PCQuote.com, Inc. was changed to HYPRWare, Inc.

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

(2) RECLASSIFICATIONS

We have reclassified our consolidated statements of operations data for all periods presented to reflect the sale on June 2, 2003 of the individual retail investor unit and related assets of our subsidiary, PCQuote, which has been accounted for as a discontinued operation.

(3) INCOME TAXES

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

(4) SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has identified two segments within which it operates. The parent Company’s services are principally in the business-to-business sector, while its subsidiary, PCQuote, operates in the business-to-consumer marketplace. The Company evaluates performance and allocates resources based on operating profitability and growth potential. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments for the three and six months ended June 30, 2003 and June 30, 2002 is as follows:

Three Months Ended June 30,

Six Months Ended June 30,

2003

2002

2003

2002

Sales to unaffiliated customers:
HyperFeed services	$2,847,394	$4,183,725	$5,877,100	$8,914,021
PCQuote services	304,480	371,278	624,608	820,025
Total revenue	$3,151,874	$4,555,003	$6,501,708	$9,734,046

HyperFeed services	90.3%	91.8%	90.4%	91.6%
PCQuote services	9.7%	8.2%	9.6%	8.4%
Total revenue	100.0%	100.0%	100.0%	100.0%

Operating income (loss) from continuing operations
HyperFeed services	$(1,068,471)	$(235,367)	$(1,783,856)	$(106,215)
PCQuote services	122,144	(289,828)	238,626	(517,022)
Total operating loss from continuing operations	$(946,327)	$(525,195)	$(1,545,230)	$(623,237)

HyperFeed services	*	44.8%	*	17.0%
PCQuote services	*	55.2%	*	83.0%
Total operating loss from continuing operations	*	100.0%	*	100.0%

Identifiable assets:
HyperFeed services	$5,454,594	$7,714,427	$5,454,594	$7,714,427
PCQuote services	476,035	944,051	476,035	944,051
Total identifiable assets	$5,930,629	$8,658,478	$5,930,629	$8,658,478

HyperFeed services	92.0%	89.1%	92.0%	89.1%
PCQuote services	8.0%	10.9%	8.0%	10.9%
Total identifiable assets	100.0%	100.0%	100.0%	100.0%

* not meaningful

(5) DISCONTINUED OPERATIONS

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote, to a third party and recorded a $362,189 gain on the sale. The sale was part of the Company's definitive strategy to reduce its dependence on revenue from the individual investor and replace and grow that revenue from MEPS technology licensing sales. It also allowed us to expand and transition our customer base from two target markets (retail and institutional) to six target markets, including exchanges, content providers, re-distributors, institutions, channel partners, and value-added resellers. The sale price consisted of (1) $150,000 cash received in June 2003, (2) $70,000 cash received in July 2003, and (3) a $150,000 promissory note due in twelve equal installments commencing on July 15, 2003 with an interest rate of 8.0% per annum. The Company transferred net assets with a net book value of $7,811 to the third party. As a result of the sale, the disposition has been accounted for as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and, accordingly, amounts in the consolidated statement of operations for all periods shown have been reclassified to reflect the disposition as a discontinued operation. The results of operations for the discontinued business are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue	$182,711	$416,073	$485,543	$883,270
Direct Cost of Services	131,301	263,427	337,445	577,096
Gross Margin	51,410	152,646	148,098	306,174
Operating Expenses	190,668	289,374	466,214	589,088
Loss from discontinued operations	$(139,258)	$(136,728)	$(318,116)	$(282,914)

(6) PRIVATE PLACEMENT OFFERING

On May 15, 2003, the Company completed a planned private placement of 526,063 shares of common stock to its executive officers, individual board members, and largest investor, PICO Holdings, Inc., for an aggregate purchase price of $1.4 million.

(7) REVERSE STOCK SPLIT

On August 13, 2003, the Company effected a one-for-ten (1:10) reverse split of its common stock. All share and per share data of the Company in the accompanying unaudited interim consolidated financial statements and in these notes to the unaudited consolidated financial statements give effect to the reverse stock split.

PART I. ITEM 2

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

INTRODUCTION – SAFE HARBOR DISCLOSURE

The following discussion and analysis contains historical information. It also contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, particularly in reference to statements regarding our expectations, plans, and objectives. You can generally identify forward-looking statements by the use of the words “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “continue,” or similar language. Forward-looking statements involve substantial risks and uncertainties. You should give careful consideration to cautionary statements made in this discussion and analysis. We base our statements on our current expectations. HyperFeed undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Forward-looking statements may be impacted by a number of factors, risks, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Among these factors are:

(i)                                     that the information is of a preliminary nature and may be subject to further adjustment;

(ii)                                  variability in our quarterly operating results;

(iii)                               our ability to fund our current and future business strategies either through continuing operations or external financing;

(iv)                              our ability to successfully attract and retain qualified management and key employees;

(v)                                 our ability to successfully compete against competitive products and services;

(vi)                              our ability to deliver and maintain performance standards according to the terms and conditions of our customer contracts;

(vii)                           our ability to maintain relationships with key suppliers and providers of market data;

(viii)                        our ability to maintain our existing customer base while increasing our presence in the financial institutional marketplace;

(ix)                                our ability to develop, complete and introduce new product and service initiatives in a timely manner and at competitive price and performance levels;

(x)                                   our ability to manage the timing of the development and introduction of new products or enhanced versions of existing products;

(xi)                                our ability to gain the market’s acceptance of new products;

(xii)                             the effect of economic and business conditions generally;

(xiii)                          risks related to pending or future legal proceedings;

(xiv)                         risks relating to possible delisting from The Nasdaq SmallCap Market; and

(xv)                            other risks identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

OVERVIEW

We are a provider of Managed Exchange Platform Services (“MEPS”) to exchanges, content providers, re-distributors, institutions, channel partners, and value-added resellers. Our ticker plant technology and financial exchange managed services are designed specifically to support the delivery of real-time data, data management, data reporting, and value added services for use in distributing and receiving financial content with a competitive edge. Beginning with a comprehensive understanding of the diverse needs of the financial equities industry, we apply advanced technologies to the processing, delivery, distribution and access to financial market data. HyperFeed® offers some of the fastest, most complete and reliable MEPS that can be used with industry-leading APIs, third-party applications or online desktop solutions.

We are focused on products and services that produce the most revenue from our ticker plant technologies. Our sales model includes direct sales, alliance partner (channel) sales, and building business development relationships.

In the second quarter of 2003, we achieved major milestones in the execution of our strategy to license our core ticker plant technologies in a managed services model. Specifically, we (i) launched our new product initiatives, MEPS and H!BOX; (ii) obtained validation and buy-in on the new products by signing contracts with key industry customers; (iii) divested a portion of the assets associated with our retail investor subsidiary, PCQuote; and (iv) launched our H!VE Partnership Program.

(i) MEPS and H!BOX Launch

On May 15, 2003, we launched MEPS to our target customer base. MEPS is a new revenue stream, addressing the expected decrease in revenue from retail investors in general and from the sale of part of our subsidiary, PCQuote. Upon launch, we had already secured our first MEPS customer, CBOE. We have since added two enterprise level ($125,000/month or greater) MEPS customers. We expect to realize revenue from MEPS technology sales after the installation period is completed, which can be from three to six months after the sale.

MEPS offers customers the ability to interchange combinations of content providers and direct exchange connectivity with a fully managed suite of services. As a complete turnkey solution for the normalization, data-basing, integration and transmission of high performance, real-time data sources from exchanges, consolidated data vendors and proprietary in-house sources, MEPS provides direct access to all North American exchanges and offers a complete set of data cleansing and management tools for remote or on-site use. It provides adaptors to a number of widely used middleware platforms and can be used collectively as a complete solution or individually to augment the functionality of other vendor system products. There are five components to our MEPS: Front End Processors (“FEP”), Data Management, Value Added Services, Technologies, and Tools and Adaptors.

On June 16, 2003, we released our on-site ticker plant — H!BOX. H!BOX is an offering born from MEPS, that allows customers to have a complete on-site financial ticker plant solution. While MEPS is a high level solution offering the utmost in flexibility and customization, H!BOX is an off-the-shelf solution for customers who want the benefits associated with direct exchange access, but who do not require the development and breadth of customization MEPS offers. As a complete, on-site financial exchange information processing solution, H!BOX is housed in a server class machine to reduce infrastructure costs. It provides customers with the means to receive and manage real-time data lines directly from any source. H!BOX plugs into all five MEPS components to offer customers a complete solution.

(ii) MEPS Customers

Simultaneous with the launch of MEPS on May 15, 2003, we announced our first MEPS customer, The Chicago Board Options Exchange (“CBOE”). CBOE is using our ticker plant technologies in a MEPS model to manage market data available through CBOEdirect HyTSTM, CBOE’s innovative new Hybrid Trading System. Our MEPS, coupled with CBOE’s systems, is providing exchange data for auto quoting in the exchange’s new Hybrid trading environment.

On May 29, 2003, we announced that we had extended and renewed our contract with OptionsXpress. OptionsXpress customers are making complex trading decisions based on proprietary trading applications powered by our high performance exchange data, a component of MEPS. Our exchange data feed is known for its speed, its dynamic options data, its ability to transmit complete options strings and its capability to produce in-depth delayed options data. Options traders can log into the OptionsXpress Web site and access our real-time streaming data, as well as snapshot and delayed information via OptionsXpress trading products.

Subsequent to the second quarter, we signed contracts with more key customers including MoneyLine Telerate, FutureTrade, MidasTrade, First Options of Chicago, and a large enterprise level customer. The total potential aggregate revenue from these contracts will be approximately $350,000 per month. We expect to realize revenue from these contracts after the installation period is completed, which can be from three to six months after the signing of the contract. There is no assurance that the total potential revenue will be realized.

On July 10, 2003, we announced that MoneyLine Telerate (“MLT”) signed a multi-year, multi-million dollar agreement to license and deploy our MEPS and H!BOX ticker plant technologies globally. MLT, a leading global provider of real-time information and transaction services, will use our MEPS and H!BOX to augment its own global ticker plant, Crucible, and as the distribution technology for its data.

(iii) Sale of PCQuote

On June 2, 2003, we executed a definitive agreement for the sale of the individual retail investor unit of our subsidiary, PCQuote, to Money.net, Inc. (“Money.net”), a leading provider of streaming real time market data and custom financial software and technology. Money.net acquired the PCQuote Web site and the retail investor applications available through PCQuote. We retained the portion of PCQuote that provides streaming real-time quote objects over customer’s Web sites. Following the completion of the sale, the corporate name of PCQuote.com, Inc. was changed to HYPRWare, Inc.

This sale was part of our definitive strategy to reduce our dependence on revenue from the individual investor and replace and grow that revenue with MEPS technology licensing sales. It also allowed us to expand and transition our customer base from two target markets (retail and institutional) to six target markets, including exchanges, content providers, re-distributors, institutions, channel partners, and value-added resellers.

(iv) H!VE Partnership Program Launch

On June 10, 2003, we launched our H!VE Partnership Program. The goal of the H!VE Program is to allow access to exchange information and services to a wide variety of Joint Products Partners, Alliance Partners, Network Service Providers, Technology Partners and Contributors. We encourage partners and end users to utilize our standards based offerings in a non-proprietary model to facilitate solutions that make sense for their own customers. Our customers get the added benefit of being able to utilize H!VE Partner products with their current distribution systems. By leveraging our MEPS, H!VE partners can take advantage of their core competencies while saving on costs and benefiting from expanded distribution and increased exposure to an expanded customer base.

Key H!VE partnerships executed in the second quarter of 2003 include: Tibco, Savvis, VhaYu, EGAR, InfoReach, Visualize and Fusion InfoTech.

RECENT BUSINESS DEVELOPMENTS

PC Quote Canada Settlement

On July 24, 2003, the Company and PC Quote Canada signed a settlement agreement each releasing the other from all claims. The case has been dismissed with each party agreeing to bear their own costs.

MoneyLine Telerate

On July 10, 2003, HyperFeed announced that MoneyLine Telerate had signed a multi-year, multi-million dollar agreement to license and deploy HyperFeed’s MEPS and H!BOX ticker plant technologies globally. MoneyLine Telerate, a leading global provider of real-time information and transaction services, will use HyperFeed’s MEPS and H!BOX to augment its own global ticker plant, Crucible, and as the distribution technology for its data.

Continuation of Listing on The Nasdaq SmallCap Market

On July 15, 2003, the Company was notified that its common stock would continue to be listed on The Nasdaq SmallCap Market in accordance with the exception from the continued listing criteria granted by the Nasdaq Listing Qualifications Panel (the “Panel”). The exception was granted subsequent to the June 19, 2003 hearing held before the Panel.

Under the terms and conditions of the exception, HyperFeed is required to meet certain interim performance and disclosure milestones. Specifically, on or before August 14, 2003 and for ten consecutive trading days thereafter, HyperFeed must demonstrate a closing bid price of at least $1.00 per share. Further, on or before the same date, HyperFeed must file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 evidencing stockholders’ equity of at least $2.5 million. Finally, on or before November 14, 2003, HyperFeed must file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 evidencing stockholders’ equity of at least $2.5 million.

The exception will expire on November 14, 2003 subject to said milestones to be achieved and evidenced by HyperFeed. In the event that the Company is deemed to have met all of the terms of the exception, its securities will continue to be listed on The Nasdaq SmallCap Market. HyperFeed has presented the Panel with a definitive plan that should enable the Company to achieve compliance with continued listing criteria during the period of time set forth in the Panel’s decision. However, there is no assurance that it will be able to do so.

Should HyperFeed’s securities cease to be listed on The Nasdaq SmallCap Market, the Company’s securities may continue to be listed on the OTC Bulletin Board. A switch to the OTC market will likely result in more volatility for the Company’s stock, less volume, and no analyst coverage. As a result, the Company’s stock price would likely decline further and the ability of any potential or future investors to achieve liquidity from HyperFeed’s common stock could be severely limited, not only in the number of shares that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in media coverage of the Company. This could inhibit, if not preclude, the Company’s ability to raise additional working capital on acceptable terms, if at all. In addition, current and prospective customers and strategic partners may limit or cease their business relationships with the Company because of concerns or perceptions regarding its listing status and future liquidity.

Effective as of July 18, 2003 and for the duration of the exception, HyperFeed’s trading symbol will be modified to include a fifth character qualifier from “HYPR” to “HYPRC.”

Reverse Stock Split

On August 8, 2003, the Company held a special meeting of stockholders to approve a proposal to grant the Board of Directors authority to effect a reverse stock split of HyperFeed’s common stock currently listed on The Nasdaq SmallCap Market. Following the special meeting of stockholders, the Board of Directors voted to execute a one-for-ten reverse stock split.

To effect the reverse stock split, the Company filed an amendment to its Articles of Incorporation on August 8, 2003. The Company will begin trading under the new symbol “HYPCD” on August 13, 2003. After 20 trading days, the symbol will revert back to “HYPRC.”

As a result of the reverse stock split, the Company’s total number of shares of common stock issued and outstanding will decrease from 30,438,046 to 3,043,805. Fractional shares will be rounded up to the next whole number and HyperFeed will not be paying cash in lieu of issuing fractional shares. Computershare Investor Services, Inc., HyperFeed’s transfer agent, will act as the exchange agent for purposes of implementing the reverse split and exchanging stock certificates.

HyperFeed’s stockholders, management team, and Board of Directors feel that it is important to take the necessary steps to remain listed on The Nasdaq SmallCap Market; a market that will provide greater visibility for the Company’s recent and future successes, including the three enterprise licensing deals it was recently awarded on its new MEPS platform.

RESULTS OF OPERATIONS: FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002

We have reclassified our consolidated statements of operations data for all periods presented to reflect the sale on June 2, 2003 of the individual retail investor unit and related assets of our subsidiary, PCQuote, which has been accounted for as a discontinued operation.

Revenues

Total revenue for the six months ended June 30, 2003 decreased 33.2% to $6.5 million compared with $9.7 million for the six months ended June 30, 2002. Total revenue for the three months ended June 30, 2003 decreased 30.8% to $3.2 million compared with $4.6 million for the three months ended June 30, 2002. Both our HyperFeed services and our PCQuote services posted decreases for the six months and three months ended June 30, 2003 compared to the same periods in 2002.

HyperFeed service revenue decreased 34.1% to $5.9 million for the six months ended June 30, 2003 compared with $8.9 million for the six months ended June 30, 2002. For the three months ended June 30, 2003, HyperFeed service revenue decreased 31.9% to $2.8 million compared with $4.2 million for the three months ended June 30, 2002. Decreases in the number of end users and related services associated with the provision of analytics applications accounted for 42.6% of the decline in HyperFeed service revenue for the six months ended June 30, 2003 and for 38.7% of the decline for the three months ended June 30, 2003. Additionally, decreases in data feed license fees accounted for 55.0% of the decline in HyperFeed service revenue for the six months ended June 30, 2003 and for 55.9% of the decline for the three months ended June 30, 2003, of which 30.6% and 36.4%, respectively, resulted from a reduction in services provided to our largest customer.

PCQuote service revenue decreased 23.8% to $0.6 million for the six months ended June 30, 2003 compared with $0.8 million for the six months ended June 30, 2002. For the three months ended June 30, 2003, PCQuote service revenue decreased 18.0% to $0.3 million compared with $0.4 million for the three months ended June 30, 2002. The decline in PCQuote service revenue is primarily due to decreases in revenue from Townsend Analytics, Ltd.

Direct Costs of Services

Total direct costs of services decreased 26.4% to $4.4 million for the six months ended June 30, 2003 compared with $6.0 million for the six months ended June 30, 2002. For the three months ended June 30, 2003, total direct costs of services decreased 23.6% to $2.2 million compared with $2.9 million for the three months ended June 30, 2002. Principal components of the decrease in both periods were royalties and payments to providers of market data, attributable to the decline in analytics subscriptions, and the decrease in amortization of prepaid license fees, which were fully amortized in the fourth quarter of 2002, offset by increases in datafeed operations costs related to data acquisition and distribution costs. Amortization of software development costs remained unchanged at $0.7 million for the six months ended June 30,

2003 and at $0.3 million for the three months ended June 30, 2003. Gross margin decreased 44.0% to $2.1 million for the six months ended June 30, 2003 compared with $3.8 million for the six months ended June 30, 2002. Gross margin decreased 43.1% to $1.0 million for the three months ended June 30, 2003 compared with $1.7 million for the three months ended June 30, 2002. Direct costs, as a percentage of revenue, increased to 67.6% for the six months ended June 30, 2003 compared with 61.4% for the six months ended June 30, 2002. Direct costs as a percentage of revenue increased to 69.5% for the three months ended June 30, 2003 compared with 63.0% for the three months ended June 30, 2002.

Direct costs associated with HyperFeed services decreased 14.4% to $4.3 million for the six months ended June 30, 2003 compared with $5.0 million for the six months ended June 30, 2002. For the three months ended June 30, 2003, direct costs associated with HyperFeed services decreased 10.4% to $2.1 million compared with $2.4 million for the three months ended June 30, 2002. Increases in datafeed operations costs related to data acquisition and distribution costs were offset by decreases in costs related to product royalties and exchange fees, directly attributable to the decrease in analytics subscription revenue. The resulting gross margin for HyperFeed services decreased 59.3% to $1.6 million for the six months ended June 30, 2003 compared with $3.9 million for the six months ended June 30, 2002 and decreased 60.7% to $0.7 million for the three months ended June 30, 2003 compared with $1.8 million for the three months ended June 30, 2002. HyperFeed services gross margin as a percentage of HyperFeed services revenue decreased to 27.1% for the six months ended June 30, 2003 compared to 43.9% for the six months ended June 30, 2002 and decreased to 24.8% for the three months ended June 30, 2003 compared to 42.9% for the three months ended June 30, 2002. This decrease in gross margin is due to declines in revenue exceeding the cost saving measures implemented in the fourth quarter of 2002.

Direct costs associated with PCQuote services decreased 88.7% to $0.1 million for the six months ended June 30, 2003 compared with $1.0 million for the six months ended June 30, 2002. For the three months ended June 30, 2003, direct costs associated with PCQuote services decreased 89.6% to $49,000 compared with $0.5 million for the three months ended June 30, 2002. The amortization of prepaid license fees, which were fully amortized in the fourth quarter of 2002, was the principal component of the decrease in direct costs. The resulting gross margin on PCQuote services increased to $0.5 million for the six months ended June 30, 2003 compared with ($0.1) million for the six months ended June 30, 2002 and increased to $0.3 million for the three months ended June 30, 2003 compared with ($0.1) million for the three months ended June 30, 2002. PCQuote services gross margin as a percentage of PCQuote services revenue increased to 82.4% for the six months ended June 30, 2003 compared to (18.3)% for the six months ended June 30, 2002 and increased to 83.7% for the three months ended June 30, 2003 compared to (28.6)% for the three months ended June 30, 2002.

Operating Expenses

Total operating expenses decreased 16.7% to $3.7 million for the six months ended June 30, 2003 compared with $4.4 million for the six months ended June 30, 2002. For the three months ended June 30, 2003, total operating expenses decreased 13.8% to $1.9 million compared with $2.2 million for the three months ended June 30, 2002. Decreases, principally due to cost saving measures associated with the restructuring in the fourth quarter of 2002, were experienced in all categories for the six months ended June 30, 2003 and in all categories except sales for the three months ended June 30, 2003. As a percentage of revenue, total operating expenses increased to 56.2% for the six months ended June 30, 2003 compared to 45.0% for the six months ended June 30, 2002 and increased to 60.5% for the three months ended June 30, 2003 compared to 48.6% for the three months ended June 30, 2002. This increase was due to declines in revenue exceeding the cost saving measures implemented in the fourth quarter of 2002.

Sales costs decreased 8.3% to $0.9 million for the six months ended June 30, 2003 compared with $1.0 million for the six months ended June 30, 2002, as a result of lower commission expense commensurate with the decrease in revenue. For the three months ended June 30, 2003, sales costs increased 6.7% to $0.5 million compared with $0.4 million for the three months ended June 30, 2002, as a result of higher travel and entertainment expenses. Sales costs as a percentage of revenue increased to 13.9% for the six months ended June 30, 2003 compared to 10.1% for the six months ended June 30, 2002 and increased to 14.8% for the three months ended June 30, 2003 compared to 9.6% for the three months ended June 30, 2002.

General and administrative expenses decreased 9.2% to $1.2 million for the six months ended June 30, 2003 compared with $1.3 million for the six months ended June 30, 2002. For the three months ended June 30, 2003, general and administrative expenses decreased 13.3% to $0.6 million compared with $0.7 million for the three months ended June 30, 2002. The decreases were due to cost saving measures implemented in the fourth quarter of 2002, principally in compensation and related expenses, rent expense, and professional fees. General and administrative expenses as a percentage of revenue increased to 18.2% for the six months ended June 30, 2003 compared to 13.4% for the six months ended June 30, 2002 and increased to 19.9% for the three months ended June 30, 2003 compared to 15.9% for the three months ended June 30, 2002.

Product and market development costs decreased 14.1% to $1.0 million for the six months ended June 30, 2003 compared with $1.2 million for the six months ended June 30, 2002. For the three months ended June 30, 2003, product and market development costs decreased 11.9% to $0.5 million compared with $0.6 million for the three months ended June 30, 2002. The decreases were principally due to reductions in employee compensation and related expenses attributable to the workforce reduction in the fourth quarter of 2002. Product and market development costs as a percentage of revenue increased to 15.7% for the six months ended June 30, 2003 compared to 12.2% for the six months ended June 30, 2002 and increased to 17.3% for the three months ended June 30, 2003 compared to 13.6% for the three months ended June 30, 2002.

Depreciation and amortization decreased 40.1% to $0.5 million for the six months ended June 30, 2003 compared with $0.9 million for the six months ended June 30, 2002. For the three months ended June 30, 2003, depreciation and amortization decreased 38.1% to $0.3 million compared with $0.4 million for the three months ended June 30, 2002. The decrease primarily results from the write-down of intangible assets and the write-off of certain fixed assets relating to the restructuring in the fourth quarter of 2002. Depreciation and amortization as a percentage of revenue decreased to 8.3% for the six months ended June 30, 2003 compared to 9.2% for the six months ended June 30, 2002 and decreased to 8.5% for the three months ended June 30, 2003 compared to 9.5% for the three months ended June 30, 2002.

Discontinued Operations

On June 2, 2003, the Company disposed of the individual retail investor unit and related assets of its subsidiary, PCQuote. Income from discontinued operations of $44,000 for the six months ended June 30, 2003 includes a gain on disposition of $0.4 million compared with a net loss from operations of $0.3 million for the six months ended June 30, 2002. Income from discontinued operations of $0.2 million for the three months ended June 30, 2003 includes a gain on disposition of $0.4 million compared with a net loss from operations of $0.1 million for the three months ended June 30, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents of $0.9 million at June 30, 2003 decreased $0.2 million from $1.1 million at December 31, 2002. The decrease is due to our operating loss as well as our continuing investment in equipment and our developed technology.

The net cash of $0.9 million used in operating activities for the six months ended June 30, 2003 is due to our net loss and a decrease in accrued expenses, offset in part by non-cash items such as depreciation and amortization of long-lived assets. The decrease in accrued expenses relates to the restructuring charge recorded in fourth quarter of 2002. Net cash of $1.2 million provided by operating activities for the six months ended June 30, 2002 is primarily due to depreciation and amortization, including amortization of prepaid license fees as a result of the value assigned to the warrant issued in April 1999 to CNNfn, offset by changes in operating assets and liabilities.

The net cash of $0.8 million used in investing activities for the six months ended June 30, 2003 is due to our investment in equipment and our developed technology, offset by $0.2 million of proceeds from the sale of our discontinued operation. Net cash used in investing activities for the six months ended June 30, 2002 was $0.9 million. Capital expenditures were $0.3 million for the six months ended June 30, 2003 compared to $0.2 million for the six months ended June 30, 2002. The increase in capital expenditures is primarily due to our business strategy of licensing our ticker plant technology in a MEPS model. We anticipate our capital expenditures to continue to increase as we purchase equipment to support and maintain our MEPS product. Capitalized software costs were $0.6 million for the six months ended June 30, 2003 compared to $0.7 million for the six months ended June 30, 2002.

On June 2, 2003, we sold the individual retail investor unit and related assets of our subsidiary, PCQuote, to Money.net, a HyperFeed customer and a leading provider of streaming real time market data and custom financial software and technology. Money.net acquired the PCQuote Web site and the retail-trading applications available through PCQuote. We recorded a gain of $0.4 million related to the sale. The consideration included (1) $150,000 cash received in June 2003, (2) $70,000 cash received in July 2003, and (3) a $150,000 promissory note. The Company transferred net assets with a net book value of $7,811 to Money.net.

Net cash of $1.5 million provided by financing activities for the six months ended June 30, 2003 is primarily due to the $1.4 private placement of common stock with our executive officers, individual board members, and the Company’s majority stockholder, PICO Holdings, Inc., completed in May 2003. Net cash used in financing activities for the six months ended June 30, 2002 was $0.2 million. Net proceeds from the sale of shares of common stock to employees pursuant to our Employee Stock Purchase Plan provided $31,000 and $46,000 for the six months ended June 30, 2003 and 2002, respectively. In the second quarter of 2003, we borrowed $69,000 to finance capital expenditures relating to specific customers and repaid $2,000 in June 2003. In the first quarter of 2002, we made the last $250,000 installment payment on our note payable to Motorola.

Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) was a loss of $0.3 million for the six months ended June 30, 2003 compared to income of $1.8 million for the six months ended June 30, 2002. EBITDA was a loss of $0.3 million for the three months ended June 30, 2003 compared to income of $0.7 million for the three months ended June 30, 2002. A reconciliation of EBITDA to net loss for the three and six months ended June 30, 2003 and June 30, 2002 follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
EBITDA	$(338,015)	$664,950	$(329,409)	$1,778,275
Depreciation and amortization	(268,671)	(434,099)	(539,436)	(900,366)
Amortization of value assigned to common stock warrant issued in lieu of cash license fees	—	(420,000)	—	(840,000)
Amortization of software development costs	(339,641)	(336,046)	(676,385)	(661,146)
Interest income, net	2,893	6,051	5,766	9,754
Income (loss) from discontinued operations	222,931	(136,728)	44,073	(282,914)
Income taxes	—	(337)	—	(337)
Net loss	$(720,503)	$(656,209)	$(1,495,391)	$(896,734)

We believe our existing capital resources, available line of credit, cash generated from continuing operations and our ability to access external capital, if necessary, are sufficient for working capital and to fund operations over the next twelve months.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The Company adopted the disclosure provisions of SFAS No. 148 in December 2002.

In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“the Issue”). The guidance in this Issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Management is currently reviewing the impact that EITF 00-21 will have on the Company’s future results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three and six month periods ended June 30, 2003. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report.  Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that the Company file or submit under the Exchange Act.

(b)

Internal Control Over Financial Reporting.  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

HyperFeed v. PC Quote Canada:  On July 3, 2002, the Company filed a two-count action against PC Quote Canada asserting breach of Agency License Agreement (the “Agreement”) and fraud and unjust enrichment and requests damages, plus interest, costs and attorneys fees. The defendant filed an answer, affirmative defenses and counterclaim asserting that oral agreement modified the Agency License Agreement and requests damages.

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

On July 24, 2003, the Company and the defendant signed a settlement agreement, releasing the other from all claims. The case has been dismissed with each party to bear their own costs.

HyperFeed v. John Juska:  HyperFeed filed a one-count complaint action in the Circuit Court of Cook County, Illinois on December 17, 2002, claiming failure to pay on a promissory note and requesting damages in excess of $250,000, plus interest through the date of payment, costs and attorneys fees. Mr. Juska filed an answer and affirmative defenses to the Complaint. The parties are now conducting discovery.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 15, 2003 we completed a planned private placement of 526,063 shares of common stock to our executive officers, individual board members, and largest investor, PICO Holdings, Inc., for an aggregate purchase price of $1.4 million. During the first and second quarters of 2003, we issued 7,126 and 7,547 shares of our common stock, respectively, to employees, who purchased the shares under our Employee Stock Purchase Plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of HyperFeed Technologies, Inc. was held on May 15, 2003. The following proposals were submitted, considered and voted upon, as indicated below, by the stockholders. The share amounts listed below have not been adjusted for the reverse stock split, effective August 13, 2003.

1. To elect seven members to our Board of Directors to serve until the 2004 Annual Meeting, or until their successors are elected and shall have qualified.

Director	Shares For	Shares Withheld
Jim R. Porter	23,845,247	133,254
Louis J. Morgan	23,844,859	133,642
Ronald Langley	23,725,951	252,550
John R. Hart	23,845,297	133,204
Charles J. Henry	23,845,097	133,404
Kenneth J. Slepicka	23,844,858	133,643
John L. Borling	23,845,297	133,204

2. To approve an amendment to the 1995 Employee Stock Purchase Plan to increase the number of shares issuable under the plan from 1,000,000 shares to 2,000,000 shares.

Shares For	Shares Against	Abstentions	Not Voted
13,923,737	511,255	51,245	9,492,264

3. To approve a private placement of 5,260,628 shares of common stock (representing 17.4% of the Company’s outstanding common stock after including the shares from this transaction) at $0.2705 per share to officers, board members and an affiliate for an aggregate purchase price of $1,423,000.

Shares For	Shares Against	Abstentions	Not Voted
13,903,751	540,425	42,061	9,492,264

4. To approve and ratify the appointment of KPMG LLP as our independent auditors for 2003.

Shares For	Shares Against	Abstentions
23,879,554	69,747	29,200

No other matters were submitted for vote.

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

Nasdaq further informed the Company that if it did not appeal the decision, HyperFeed’s common stock would be delisted from The Nasdaq SmallCap Market at the opening of business on May 22, 2003. The Company requested and was granted a hearing with Nasdaq on June 19, 2003 to appeal Nasdaq’s determination to delist HyperFeed’s common stock from The Nasdaq SmallCap Market.

On July 15, 2003, the Company was notified that its common stock would continue to be listed on The Nasdaq SmallCap Market in accordance with the exception from the continued listing criteria granted by the Nasdaq Listing Qualifications Panel (the “Panel”).

Under the terms and conditions of the exception, HyperFeed is required to meet certain interim performance and disclosure milestones. Specifically, on or before August 14, 2003 and for ten consecutive trading days thereafter, HyperFeed must demonstrate a closing bid price of at least $1.00 per share. Further, on or before the same date, HyperFeed must file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 evidencing stockholders’ equity of at least $2.5 million. Finally, on or before November 14, 2003, HyperFeed must file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 evidencing stockholders’ equity of at least $2.5 million.

The exception will expire on November 14, 2003 subject to said milestones to be achieved and evidenced by HyperFeed. In the event that the Company is deemed to have met all of the terms of the exception, its securities will continue to be listed on The Nasdaq SmallCap Market. HyperFeed has presented the Panel with a definitive plan that should enable the Company to achieve compliance with continued listing criteria during the period of time set forth in the Panel’s decision. However, there is no assurance that it will be able to do so.

Should HyperFeed’s securities cease to be listed on The Nasdaq SmallCap Market, the Company’s securities may continue to be listed on the OTC Bulletin Board. A switch to the OTC market will likely result in more volatility for the Company’s stock, less volume, and no analyst coverage. As a result, the Company’s stock price would likely decline further and the ability of any potential or future investors to achieve liquidity from HyperFeed’s common stock could be severely limited, not only in the number of shares that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in media coverage of the Company. This could inhibit, if not preclude, the Company’s ability to raise additional working capital on acceptable terms, if at all. In addition, current and prospective customers and strategic partners may limit or cease their business relationships with the Company because of concerns or perceptions regarding its listing status and future liquidity.

Effective as of July 18, 2003 and for the duration of the exception, HyperFeed’s trading symbol will be modified to include a fifth character qualifier from “HYPR” to “HYPRC.”

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

(a)  Exhibits

Exhibit 10(a) – Asset Purchase Agreement dated June 2, 2003.

Exhibit 31.1 - Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2 - Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32 – Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)  A Form 8-K was filed on April 30, 2003 attaching a copy of the press release reporting the first quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

Date:	August 14, 2003

By:	/s/ Jim R. Porter

Jim R. Porter
Chairman and Chief Executive Officer

By:	/s/ Randall J. Frapart

Randall J. Frapart
Chief Financial Officer and Principal Accounting Officer