Form 10-Q
period 2003-09-30
HYPERFEED TECHNOLOGIES INC
filed 2003-11-13
CIK 745774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-13093

HYPERFEED TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3131704
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 S. Wacker Drive, Suite 300 Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

(312) 913-2800
(Registrant’s telephone number, including area code)

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

As of November 13, 2003, the registrant had 3,047,835 shares of $.001 par value common stock outstanding.

HYPERFEED TECHNOLOGIES, INC.

PART I

ITEM 1. Financial Statements

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$82,514	$1,096,711
Accounts receivable	369,378	73,290
Notes receivable, less allowance for doubtful accounts of: 2003: $75,000; 2002: $150,000	249,571	199,142
Prepaid expenses and other current assets	187,936	85,893
Assets related to discontinued operations	658,680	1,083,196
Total Current Assets	1,548,079	2,538,232

Property and equipment
Computer equipment	2,281,700	2,834,875
Communication equipment	1,365,102	1,402,652
Furniture and fixtures	82,839	108,947
Leasehold improvements	531,809	531,397
	4,261,450	4,877,871
Less: Accumulated depreciation and amortization	(3,053,823)	(3,373,393)
	1,207,627	1,504,478
Notes receivable, less allowance for doubtful accounts of: 2003: $75,000	99,571	—
Intangible assets, net of accumulated amortization of: 2003: $55,000; 2002: $10,000	125,000	170,000
Software development costs, net of accumulated amortization of: 2003: $2,976,527; 2002: $3,189,313	1,856,670	2,013,703
Deposits and other assets	34,363	69,177
Total Assets	$4,871,310	$6,295,590

Liabilities and Stockholders’ Equity
Current Liabilities
Note payable	$23,011	$—
Accounts payable	375,385	187,441
Accrued expenses	212,855	234,878
Accrued compensation	63,003	72,801
Liabilities related to discontinued operations	2,475,583	3,169,564
Total Current Liabilities	3,149,837	3,664,684

Note payable, less current portion	38,351	—
Deferred rent	291,832	36,089
Total Noncurrent Liabilities	330,183	36,089
Total Liabilities	3,480,020	3,700,773

Stockholders’ Equity
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 3,047,835 shares at September 30, 2003 and 2,503,069 shares at December 31, 2002	3,048	2,503
Additional paid-in capital	46,054,473	44,585,588
Accumulated deficit	(44,666,231)	(41,993,274)
Total Stockholders’ Equity	1,391,290	2,594,817
Total Liabilities and Stockholders’ Equity	$4,871,310	$6,295,590

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue
HyperFeed Services	$363,441	$—	$363,441	$—
HYPRWare Services	115,617	211,494	456,646	716,219
Total Revenue	479,058	211,494	820,087	716,219

Direct Cost of Services
HyperFeed Services	402,136	340,665	1,078,521	1,001,811
HYPRWare Services	—	—	—	—
Total Direct Cost of Services	402,136	340,665	1,078,521	1,001,811

Gross Margin	76,922	(129,171)	(258,434)	(285,592)

Operating Expenses
Sales	208,870	—	341,205	—
General and administrative	693,695	626,155	1,928,735	1,872,753
Product and market development	427,120	363,748	1,292,508	1,052,049
Depreciation and amortization	235,335	439,177	774,771	1,339,543
Total Operating Expenses	1,565,020	1,429,080	4,337,219	4,264,345

Loss from Operations	(1,488,098)	(1,558,251)	(4,595,653)	(4,549,937)

Other Income (Expense)
Interest income	4,492	4,689	10,570	17,215
Interest expense	(855)	—	(1,167)	(2,772)
Net Other Income	3,637	4,689	9,403	14,443

Loss from Continuing Operations Before Income Taxes	(1,484,461)	(1,553,562)	(4,586,250)	(4,535,494)
Income tax benefit	119,075	253,419	742,356	1,062,606
Loss from Continuing Operations	(1,365,386)	(1,300,143)	(3,843,894)	(3,472,888)

Discontinued Operations
Income from discontinued operations, net of tax	187,820	399,724	949,277	1,675,735
Gain on disposition of discontinued operations, net of tax	—	—	221,660	—
Income from Discontinued Operations	187,820	399,724	1,170,937	1,675,735

Net Loss	$(1,177,566)	$(900,419)	$(2,672,957)	$(1,797,153)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.45)	$(0.53)	$(1.38)	$(1.45)
Discontinued operations	0.06	0.16	0.42	0.70
Basic and diluted net loss per share	$(0.39)	$(0.37)	$(0.96)	$(0.75)

Basic and diluted weighted-average common shares outstanding	3,043,805	2,439,765	2,776,315	2,404,814

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	For The Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(2,672,957)	$(1,797,153)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	774,771	1,339,543
Amortization of software development costs	1,012,547	1,001,811
Gain on disposition of discontinued operations	(362,189)	—
Changes in assets and liabilities, net of effects from dispositions:
Accounts receivable	(296,088)	26,132
Prepaid expenses and other current assets	(103,337)	(37,539)
Deposits and other assets	34,814	7,873
Accounts payable	187,944	110,040
Accrued expenses	(58,352)	(52,996)
Deferred rent	255,743	(27,066)
Unearned revenue	80,000	—
Net cash provided by (used in) continuing operations	(1,147,104)	570,645
Net cash provided by (used in) discontinued operations	(269,465)	1,340,487
Net Cash Provided By (Used In) Operating Activities	(1,416,569)	1,911,132

Cash Flows from Investing Activities:
Purchase of property and equipment	(480,133)	(450,503)
Software development costs capitalized	(868,287)	(1,022,096)
Proceeds from sale of discontinued operations	220,000	—
Provision for doubtful notes receivable	—	(150,000)
Proceeds from sale of restricted cash equivalents	—	250,000
Net Cash Used In Investing Activities	(1,128,420)	(1,372,599)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	1,469,430	365,360
Issuance (repayment) of notes payable	61,362	(250,000)
Net Cash Provided By Financing Activities	1,530,792	115,360

Net increase (decrease) in cash and cash equivalents	(1,014,197)	653,893
Cash and cash equivalents:
Beginning of the period	1,096,711	607,263

End of the period	$82,514	$1,261,156

Supplemental Disclosures of Noncash Investing Activities:
Note received as consideration for disposition of discontinued operations	$150,000	$—

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION:  The accompanying unaudited interim consolidated financial statements include the accounts of HyperFeed Technologies, Inc. and its subsidiary, HYPRWare, Inc. (“HYPRWare” fka PCQuote.com, Inc.) (collectively, “HyperFeed” or the “Company”), and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated interim financial statements include all adjustments, including the elimination of all significant intercompany transactions in consolidation, which, in the opinion of management, are necessary in order to make the financial statements not misleading. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

STOCK BASED COMPENSATION:  At September 30, 2003, the Company had one stock-based employee compensation plan. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), and will continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Consistent with APB No. 25, the Company does not recognize compensation cost for options granted with an option price equal to the grant date market value of the Company’s common stock. Had the Company recognized compensation cost for options granted based on the fair value of the option at the grant date consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the three and nine months ended September 30, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(1,177,566)	$(900,419)	$(2,672,957)	$(1,797,153)

Stock-based compensation expense determined under fair value method for all awards	(43,718)	(663,725)	(23,018)	(2,066,145)

Pro forma net loss	$(1,221,284)	$(1,564,144)	$(2,695,975)	$(3,863,298)

Basic and diluted net loss per share, as reported	$(0.39)	$(0.37)	$(0.96)	$(0.75)

Pro forma basic and diluted net loss per share	$(0.40)	$(0.64)	$(0.97)	$(1.61)

EARNINGS PER SHARE:  Basic earnings per share (“EPS”) is based on the weighted-average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share includes the dilutive effect of unexercised common stock equivalents. The Company had equity securities that, if exercised, would have had a dilutive effect on EPS had the Company generated income during the three and nine months ended September 30, 2003. The dilutive effect of such securities would have been an additional 35,963 weighted-average shares outstanding during the three months ended September 30, 2003 and an additional 20,489 weighted-average shares outstanding during the nine months ended September 30, 2003. The dilutive effect of such securities would have been an additional 6,005 weighted-average shares outstanding during the three months ended September 30, 2002 and an additional 6,660 weighted-average shares outstanding during the nine months ended September 30, 2002. For the three months ended September 30, 2003 and 2002, weighted-average equity securities totaling 507,437 and 777,875, respectively, were excluded from the calculations as their effect was anti-dilutive due to such securities having exercise prices in excess of the weighted-average fair value of the Company’s common stock during the three month periods. For the nine months ended September 30, 2003 and 2002, weighted-average equity securities totaling 555,397 and 1,801,420, respectively, were excluded from the calculations as their effect was anti-dilutive due to such securities having exercise prices in excess of the weighted-average fair value of the Company’s common stock during the nine month periods.

REVENUE RECOGNITION:  The Company principally derives its revenue from licensing technology and providing management and maintenance services of MEPS and H!BOX software, ticker plant technologies, and managed services. Additionally, the Company derives revenue from the development of customized software. Revenue is recognized (1) ratably over the term of the agreement for MEPS and H!BOX and (2) based on time and materials for the development of customized software.

On October 31, 2003, the Company sold its lower margin consolidated market data feed service contracts. Revenue recognized prior to October 31, 2003, related to the assets sold and included in discontinued operations was principally derived from service contracts for the provision of market data only and service contracts for the provision of market data together with analytical software. HyperFeed primarily serviced the business-to-business marketplace. Revenue from service contracts was recognized ratably over the contract term as the contracted services were rendered. HyperFeed customers were generally billed one month in advance with 30-day payment terms. Payments received prior to services being rendered and customers’ deposits on service contracts are classified on the balance sheet as liabilities related to discontinued operations.

On June 2, 2003, the Company sold certain assets of HYPRWare, consisting of its retail investor unit and Web site. Revenue recognized prior to June 2, 2003 related to the HYPRWare assets sold was primarily derived from analytics service, powered by the HyperFeed data feed, for Internet users in the consumer marketplace and from the sale of advertising on its Web site. Revenue from the sale of advertising was recognized as the advertising was displayed on the Web site.

HYPRWare derives revenue from royalties related to license fees for customers it referred to Townsend Analytics, Ltd. (“Townsend”) prior to December 31, 2002.

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

(2) RECLASSIFICATIONS

The Company has reclassified its consolidated statements of operations data for all periods presented to reflect the plan to sell as of September 30, 2003 and the consummation of the sale on October 31, 2003 of its consolidated market data feed service contracts and the sale on June 2, 2003 of the individual retail investor unit and related assets of its subsidiary, both of which have been accounted for as a discontinued operation. Certain costs formerly reported as a component of datafeed operations in direct costs of services are now reported as operating expenses consistent with the Company's current business model.

(3) INCOME TAXES

At December 31, 2002, the Company had Federal income tax net operating loss carryforwards of $24.9 million for Federal income tax purposes and $24.5 million for the alternative minimum tax. Of these net operating losses, $1.1 million related to exercise of incentive employee stock options and has been, or will be, credited directly to stockholders’ equity when realized. The Company also had research and development credits of $106,000 that will all expire by 2011 if not previously utilized. The future utilization of these net operating losses and research and development credits will be limited due to historical changes in Company ownership. The Company’s net operating loss carryforwards are limited to $10.1 million in 2003 and an additional $1.2 million for each subsequent year thereafter. The net operating loss carryforwards expire through 2022. The Company has not recorded any tax benefits related to these net operating loss carryforwards.

(4) SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has identified two segments within which it operates. The Company’s services are principally in the business-to-business sector, while its subsidiary, HYPRWare, derives revenue from royalties related to license fees collected by Townsend from subscribers referred through HYPRWare. The Company evaluates performance and allocates resources based on operating profitability and growth potential. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments for the three and nine months ended September 30, 2003 and September 30, 2002 is as follows:

Three Months Ended September 30,

Nine Months Ended September 30,

2003

2002

2003

2002

Sales to unaffiliated customers
HyperFeed services	$363,441	$—	$363,441	$—
HYPRWare services	115,617	211,494	456,646	716,219
Total revenue	$479,058	$211,494	$820,087	$716,219

HyperFeed services	75.9%	—%	44.3%	—%
HYPRWare services	24.1%	100.0%	55.7%	100.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

Operating income (loss) from continuing operations
HyperFeed services	$(1,558,926)	$(1,726,504)	$(4,944,830)	$(5,123,241)
HYPRWare services	70,828	168,253	349,177	573,304
Total operating loss from continuing operations	$(1,488,098)	$(1,558,251)	$(4,595,653)	$(4,549,937)

HyperFeed services	*	*	*	*
HYPRWare services	*	*	*	*
Total operating loss from continuing operations	*	*	*	*

Identifiable assets
HyperFeed services	$4,397,569	$7,625,117	$4,397,569	$7,625,117
HYPRWare services	473,741	587,204	473,741	587,204
Total identifiable assets	$4,871,310	$8,212,321	$4,871,310	$8,212,321

HyperFeed services	90.3%	92.8%	90.3%	92.8%
HYPRWare services	9.7%	7.2%	9.7%	7.2%
Total identifiable assets	100.0%	100.0%	100.0%	100.0%

* not meaningful

(5) DISCONTINUED OPERATIONS

On October 31, 2003, the Company sold its lower margin consolidated market data feed service contracts to Interactive Data Corporation (“IDC”) for $8.5 million and expects to recognize a gain on the sale of approximately $6.4 million in the fourth quarter of 2003. The Company expects to recognize an additional gain of $1.5 million as and if certain milestones are met. The sale allows HyperFeed to focus on its business model as a utility provider of technology, software, and managed services for financial institutions. The sale price of $8.5 million includes (1) an initial payment of $7.0 million cash due on October 31, 2003, (2) $625,000 in holdbacks payable upon completion of custom software and the fulfillment of a transition services agreement, and (3) an $875,000 indemnification holdback.

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary to Money.net, Inc. and recorded a gain on the sale of $0.2 million, net of taxes. The sale was part of the Company’s strategy to reduce its dependence on revenue from the individual investor and replace and grow that revenue with revenue from MEPS technology licensing sales. It also allowed the Company to expand and transition its customer base from two target markets (retail and institutional) to six target markets, including exchanges, content providers, re-distributors, institutions, channel partners, and value added resellers. The sale price consisted of (1) $150,000 cash received in June 2003, (2) $70,000 cash received in July 2003, and (3) a $150,000 promissory note due in twelve equal installments commencing on July 15, 2003 with an interest rate of 8.0% per annum. The Company transferred net assets with a net book value of $7,811 to Money.net.

The dispositions have been accounted for as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and, accordingly, amounts in the consolidated statements of operations for all periods shown have been reclassified to reflect the dispositions as discontinued operations. The results of operations for the discontinued business are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue
HyperFeed Services	$2,794,361	$3,982,487	$8,679,523	$12,928,875
HYPRWare Services	122,905	488,656	883,965	1,654,859
Total Revenue	2,917,266	4,471,143	9,563,488	14,583,734

Direct Cost of Services
HyperFeed Services	1,871,029	1,958,958	5,356,255	6,046,200
HYPRWare Services	105,916	763,776	545,246	2,300,366
Total Direct Cost of Services	1,976,945	2,722,734	5,901,501	8,346,566

Gross Margin	940,321	1,748,409	3,661,987	6,237,168

Operating Expenses	633,426	1,095,266	2,110,883	3,498,490

Income from discontinued operations before income taxes	306,895	653,143	1,551,104	2,738,678

Income taxes	(119,075)	(253,419)	(601,827)	(1,062,943)

Income from discontinued operations	$187,820	$399,724	$949,277	$1,675,735

As described above, the Company sold its consolidated market data feed service contracts on October 31, 2003.  The accompanying consolidated interim financial statements reflect the sale as a discontinued operation as of September 30, 2003 and December 31, 2002, and for the three and nine months ended September 30, 2002 and 2003.  In accordance with Article 11 of Regulation S-X, the following unaudited pro forma information reflects the Company's results of operations for the year ended December 31, 2002 as if the sale of the date feed service contracts occurred on January 1, 2002.  The unaudited pro forma financial information has been prepared based upon available information that the Company believes is reasonable and is presented for illustrative purposes only. It is not necessarily indicative of the results of operations that would have been obtained had the sale actually occurred prior to December 31, 2002, nor is it necessarily indicative of future operating results of the Company.

	Year Ended December 31, 2002
	Historical	Eliminations	As Adjusted
Revenue
HyperFeed Services	$16,783,348	$16,783,348	$—
HYPRWare Services	3,041,723	2,130,582	911,141
Total Revenue	19,825,071	18,913,930	911,141

Direct Cost of Services
HyperFeed Services	10,038,231	8,695,392	1,342,839
HYPRWare Services	2,665,844	2,665,844	—
Total Direct Cost of Services	12,704,075	11,361,236	1,342,839

Gross Margin	7,120,996	7,552,694	(431,698)

Operating Expenses	11,547,332	5,882,941	5,664,391
Loss from operations	(4,426,336)	1,669,753	(6,096,089)

Net other income	19,263	—	19,263
Loss from operations before income taxes	(4,407,073)	1,669,753	(6,076,826)

Income tax benefit	46,299	46,299	—
Net loss	$(4,360,774)	$1,716,052	$(6,076,826)

Basic and diluted loss per common share	$(1.80)		$(2.50)
Basic and diluted weighted-average common shares outstanding	2,427,675		2,427,675

Assets and liabilities related to discontinued operations consist of the following:

	September 30, 2003	December 31, 2002
Assets Related to Discontinued Operations
Accounts receivable, net of allowance for doubtful accounts	$353,225	$627,652
Prepaid expenses and other current assets	190,957	242,235
Property and equipment, net of accumulated depreciation	84,247	183,058
Deposits and other assets	30,251	30,251
Total Assets Related to Discontinued Operations	$658,680	$1,083,196

Liabilities Related to Discontinued Operations
Accounts payable	$979,807	$1,061,909
Accrued expenses	328,782	887,942
Accrued compensation	40,245	33,775
Unearned revenue	1,126,749	1,185,938
Total Liabilities Related to Discontinued Operations	$2,475,583	$3,169,564

(6) REVERSE STOCK SPLIT

On August 13, 2003, the Company effected a one-for-ten (1:10) reverse split of its common stock. All share and per share data of the Company in the accompanying unaudited interim consolidated financial statements and in these notes to the unaudited consolidated financial statements give effect to the reverse stock split.

(7) SUBSEQUENT EVENTS

On October 31, 2003, the Company sold its lower margin consolidated market data feed service contracts to IDC. The sale allows HyperFeed to focus on its business model as a utility provider of ticker plant technology, software, and managed services for financial institutions. The sale price of $8.5 million includes (1) an initial payment of $7.0 million cash due on October 31, 2003, (2) $625,000 in holdbacks payable upon completion of custom software and the fulfillment of a transition services agreement, and (3) an $875,000 indemnification holdback.

The Company expects to record a gain on the sale and a corresponding increase in stockholders’ equity of approximately $6.4 million in the fourth quarter of 2003. The Company expects to record an additional gain of $1.5 million as and if certain milestones are met. The gain expected to be recorded in the fourth quarter of 2003 will consist of the $7.0 million cash payment received on October 31, 2003 reduced by (1) professional fees directly related to the sale, (2) the write-off of certain fixed assets and software development costs, and (3) other costs related to the transaction.

In addition to the sale of its consolidated market data feed service contracts, the Company also entered into a licensing agreement with IDC to utilize HyperFeed’s customer premise technologies for a period of five years and a transition services agreement for operating HyperFeed’s current consolidated ticker plant during a transition period.

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

Forward-looking statements may be impacted by a number of factors, risks, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Among these factors are:

(i)	that the information is of a preliminary nature and may be subject to further adjustment;
(ii)	variability in our quarterly operating results;
(iii)	our ability to fund our current and future business strategies either through continuing operations or external financing;
(iv)	our ability to successfully attract and retain qualified management and key employees;
(v)	our ability to successfully compete against competitive products and services;
(vi)	our ability to deliver and maintain performance standards according to the terms and conditions of our customer contracts;
(vii)	our ability to maintain relationships with key suppliers and providers of market data;
(viii)	our ability to maintain our existing customer base while increasing our presence in the financial institutional marketplace;
(ix)	our ability to develop, complete and introduce new product and service initiatives in a timely manner and at competitive price and performance levels;
(x)	our ability to manage the timing of the development and introduction of new products or enhanced versions of existing products;
(xi)	our ability to gain the market’s acceptance of new products;
(xii)	our ability to successfully license ticker plant technology, software, and managed services;
(xiii)	the effect of economic and business conditions generally;
(xiv)	risks related to pending or future legal proceedings;
(xv)	risks relating to possible delisting from The Nasdaq SmallCap Market; and
(xvi)	other risks identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

OVERVIEW

In the three month period ended September 30, 2003, the Company’s unadjusted revenue increased 2% over the prior quarter, representing the first quarter-to-quarter increase in revenue since the second quarter of 2000. Following the end of the period, the Company completed an important strategic divesture.

On October 31, 2003, the Company sold its lower margin consolidated market data feed service contracts to Interactive Data Corporation (“IDC”) for $8.5 million and expects to recognize a gain on the sale of approximately $6.4 million in the fourth quarter of 2003. The Company expects to recognize an additional gain of $1.5 million as and if certain milestones are met. The sale allows HyperFeed to focus on its business model as a utility provider of technology, software, and managed services for financial institutions. The sale price of $8.5 million includes (1) an initial payment of $7.0 million cash due on October 31, 2003, (2) $625,000 in holdbacks payable upon completion of custom software and the fulfillment of a transition services agreement, and (3) an $875,000 indemnification holdback.

The divestiture of the Company’s consolidated market data feed business was the culminating step in its year-long evolution from consolidated data vendor to provider and developer of ticker plant technologies, software, and managed services. HyperFeed ended its workstation and desktop application initiatives earlier in the year and sold the individual investor unit of its subsidiary in June 2003. Over the past four quarters, the Company believes it has made significant progress in creating a solid customer base and long-term revenue streams for its MEPS and H!BOX products and services. Current customers include Chicago Board Options Exchange, MoneyLine Telerate (“MLT”), and now, IDC. HyperFeed believes that it has established itself as a market leader in the licensing of ticker plant technologies, software, and managed services, allowing it to take the final step of divesting its lower margin consolidated market data feed business. While HyperFeed will no longer own or maintain a proprietary consolidated market data feed, the Company will continue offering consolidated market data feeds to its technology, software, and managed services customers through its partners, including IDC, Telekurs, Reuters, and MLT. HyperFeed believes that the sale of its consolidated market data feed service contracts has also expanded sales channels by eliminating the Company as a competitor in the application and consolidated market data feed business.

In the third quarter of 2003, HyperFeed achieved major milestones in the execution of its strategy to license its core MEPS and
H!BOX ticker plant technologies in a managed services model. These milestones set the stage for the subsequent sale of its consolidated market data feed business. Section (i) describes in more detail the current business model, product offerings, and market potential. Section (ii) outlines the new contracts entered into by HyperFeed in the third quarter of 2003 that relate exclusively to its technology licensing strategy. Section (iii) discusses how HyperFeed intends to avoid a potential Nasdaq de-listing. Section (iv) illustrates HyperFeed’s initiative to support industry standards by joining the Liberty Alliance Project.

(i) Description of the Technology, Software, and Managed Services Licensing Strategy and Market Potential

Following the sale of its consolidated market data feed service contracts, HyperFeed will focus on being a developer and provider of ticker plant technologies, software, and managed services. Its products serve as corporate-wide ticker plants, and enable financial institutions with the flexibility and agility to control their own data sources and data content in a cost-effective manner. HyperFeed’s Managed Exchange Platform Services (“MEPS”) and H!BOX products are data agnostic products designed specifically to support real-time market data, data management, data reporting, and value added services for use in delivering and receiving financial content with a competitive edge. These software and technologies can be used with industry-leading APIs, third-party applications, or online desktop solutions. MEPS and H!BOX have flexible licensing models that can fulfill the needs of financial institutions, exchanges, content providers, re-distributors, channel partners, and value added resellers.

HyperFeed’s management expects that these technologies, software, and services will enable the Company to be a market leader in managed ticker plant services. HyperFeed currently has the ability to deliver through its MEPS four of the top six consolidated data services and all direct exchange based data. HyperFeed does not believe that its competitors offer complete solutions for processing and transmission of data inclusive of data integrity services as a packaged solution, which is agnostic of content. HyperFeed believes that it is positioned to offer superior service through a single architecture.

HyperFeed has the ability to package its ticker plant technologies to be used at the customer’s site as an on-site ticker plant. These technologies include the software that reads the data sources, as well as Neosphere and other proprietary solutions. Neosphere is the Company’s entitlement system that is approved by all North American Exchanges and three of the top five market data aggregators (Telekurs, Reuters, and ComStock). Neosphere is the only exchange compliant entitlement system within the industry. Neosphere can therefore be sold on its own to other market data companies, exchanges, or financial institutions.

Other significant components of HyperFeed’s proprietary technologies include Zero Loss Compaction, Line Arbitration, and Channelization. HyperFeed believes that these technologies have the following competitive advantages:

•                  Zero Loss Compaction: HyperFeed’s Zero Loss Compaction, another component of the MEPS, can reduce the latency problems and the bandwidth costs financial institutions face with direct-to-exchange data feeds. It currently provides up to a 10:1 compression ratio, allowing clients to receive complete data sets over less bandwidth.

•                  Line Arbitration:  HyperFeed’s Line Arbitration allows critical redundancy at the application layer. This is a technology that has been developed to ensure that the MEPS receives the most reliable data possible by simultaneously reading two diverse paths and forwarding the most timely and accurate source to the MEPS.

•                  Channelization:  HyperFeed’s Channelization technology is the data distribution system of the MEPS. This technology allows for flexibility in the distribution of financial market information from a single system to be deployed in any combination of datasets to fit the need of the user.

HyperFeed developed these technologies through years of significant investment in time and resources.

Market Potential

The sale of HyperFeed’s consolidated market data feed service contracts completes the year-long transformation of its business model from providing lower margin consolidated market data feed to licensing higher margin ticker plant technologies, software, and managed services. HyperFeed believes that its opportunities within the technology industry are greater as a software licenser than as a data feed provider.  However, there can be no assurances that HyperFeed will be successful in executing its business model as a software licenser or in realizing these opportunities.

HyperFeed has strategically evolved its business from providing a market data feed to two sales channels, financial institutions and re-distributors, to licensing its ticker plant technologies, software, and managed services to the following six sales channels:

•                  Content Providers: Over 1,000 global content providers currently exist. MLT is an example of a content provider;

•                  Exchanges: Over 200 global exchanges currently exist, some of which HyperFeed believes are in the market for its technologies;

•                  Institutions: HyperFeed believes institutions are a sales channel for the consolidated market data feeds of its partners, as well as for its MEPS and H!BOX products bundled with managed services;

•                  Re-distributors: HyperFeed believes that re-distributors are a sales channel for the consolidated market data feeds of its partners, as well as for its MEPS and H!BOX products bundled with managed services;

•                  Channel Partners: HyperFeed believes that many companies may want to be channel partners by combining technology. For example, HyperFeed recently entered into a software license agreement with Tibco Software, Inc, to embed Tibco’s software products into HyperFeed’s ticker plant technologies and to resell the software into its clients’ infrastructures; and

•                  Value Added Resellers (“VARs”): HyperFeed expects to selectively assign VARs to specific markets to sell its software.

HyperFeed believes that the recently completed sale of its consolidated market data feed service contracts provides it with several opportunities, including the following:

•                  Improved liquidity: The proceeds of the sale improve the Company’s liquidity and will provide it with funds to reinvest in its business.

•                  Sales into higher margin sales channels: HyperFeed believes the sale will remove barriers between HyperFeed and certain potential customers. Many potential clients of HyperFeed’s software technology are also providers of data or suppliers to providers of data. Following the sale, HyperFeed will generally no longer compete with these potential customers and can license its technologies to those organizations. As a software provider, HyperFeed expects that it will gain better access to the content provider, exchange, and VARs client base.

•                  Transformation from Mission Critical Operations to Mission Critical Technology: The completion of this transaction removes customer issues when small companies support mission critical operations, as businesses are more accustomed to dealing with small, dynamic software companies. This is the final step to complete HyperFeed’s transformation to a provider of ticker plant technologies, software, and managed services.

(ii) Exclusive Technology Licensing Customers

On July 10, 2003, HyperFeed announced that MLT signed an agreement to license and deploy HyperFeed’s MEPS and H!BOX ticker plant technologies globally. MLT, a leading global provider of real-time information and transaction services, is using HyperFeed’s MEPS and H!BOX to augment its own global ticker plant, Crucible, and as the distribution technology for its data. It is expected that HyperFeed’s MEPS and H!BOX software and technologies will be integrated into MLT’s Crucible infrastructure to accelerate MLT’s migration from its legacy ticker plant. HyperFeed understands that MLT intends to also use MEPS and H!BOX as a source for distribution, delivery, and transmission of multiple information sources in a global infrastructure.

This agreement, as well as others like it, contribute directly to HyperFeed’s current business model — licensing its ticker plant technologies, software, and managed services. These customers were not included in the recent sale of HyperFeed’s consolidated market data feed customers to IDC.

In addition, subsequent to the third quarter of 2003, HyperFeed acquired another customer for its proprietary technologies in IDC simultaneous with the sale of its consolidated market data feed service contracts to IDC.

(iii) Potential Nasdaq Delisting

On June 19, 2003, the Company’s executive management appeared at an oral hearing (the “Hearing”) before a Nasdaq Listing Qualifications Panel (the “Panel”) to present its plan of compliance with the stockholders’ equity/net income/market value of listed securities and minimum bid price continued listing requirements. On July 15, 2003, the Panel issued a determination outlining the terms and provisions of the exception to the Nasdaq continued listing criteria (the “Exception”). Under the terms and conditions of the Exception, the Company was required to meet certain interim performance and disclosure milestones. Specifically, on or before August 14, 2003 and for ten consecutive trading days thereafter, the Company was required to demonstrate a closing bid price for its securities of at least $1.00 per share for the requisite trading period. Further, on or before the same date, the Company was required to file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 evidencing stockholders’ equity of at least $2.5 million. Finally, on or before November 14, 2003, the Company was required to file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 evidencing shareholders’ equity of at least $2.5 million. The Company has complied with the first and second provisions of the Exception which compliance was confirmed by the Nasdaq staff in its September 2, 2003 correspondence to the Company.

As a result of the Company’s compliance with the first provision of the Exception, the “C” qualifier has been removed from the Company’s trading symbol as of September 5, 2003. The trading symbol reverted to “HYPRD.” The “D” qualifier was added to the Company’s trading symbol to denote the recent reverse split of the Company’s common stock and, on September 10, 2003, the symbol reverted to its original “HYPR.”

In accordance with the third provision of the Exception, the Company must file, on or before November 14, 2003, its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 evidencing shareholders’ equity of at least $2.5 million. The Company’s consolidated balance sheets as of September 30, 2003 reflected stockholder’s equity of $1.4 million, which does not include the $8.5 million for the asset purchase and sale agreement that closed on October 31, 2003 and is described in Footnote 7 of the Company’s notes to unaudited interim consolidated financial statements. As a result of this transaction, the Company expects to recognize a gain of approximately $6.4 million and a corresponding increase in stockholders’ equity in the fourth quarter of 2003. The Company believes that as of December 31, 2003, stockholders’ equity will be in excess of the $2.5 million required by the Exception. In light of the foregoing, the Company requested that the Panel confirm that the Company is in compliance with the third and final provision of the Exception. However, there is no assurance that the Panel will grant the Company’s request. In the event the Panel does not grant the Company’s request, the Company’s securities will be subject to delisting from The Nasdaq SmallCap Market.

Should the Company’s securities cease to be listed on The Nasdaq SmallCap Market, the Company’s securities may continue to be quoted on the OTC Bulletin Board. Quotation on the OTC Bulletin Board will likely result in more volatility in the price of the Company’s stock, less volume, and no analyst coverage. As a result, the Company’s stock price would likely decline further and the ability of any potential or future investors to achieve liquidity from the Company’s common stock could be severely limited, not only in the number of shares that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in media coverage of the Company. This could inhibit, if not preclude, the Company’s ability to raise additional working capital on acceptable terms, if at all. In addition, current and prospective customers and strategic partners may limit or cease their business relationships with the Company because of concerns or perceptions regarding its listing status and future liquidity.

(iv) Support of Industry Standards

During the third quarter, HyperFeed continued its support of industry standards by joining the Liberty Alliance Project, which promotes federated identities.

On July 28, 2003, HyperFeed joined the Liberty Alliance Project as an associate member as part of an effort to help lead the securities industry in an initiative to implement a standards based, federated network identity system. The Liberty Alliance Project is a consortium of more than 170 technology, government, and end-user organizations that is developing specifications and best practices to make federated identities a reality.

Conducting securities industry business online today requires users to verify their identity each time they visit a Web site or access an online application. This process makes Internet-based transactions very complex and reduces the quality of the end-user experience. A federated identity allows for a single login, and a one-time entry of identity information for a consumer, an employee, a business, a supplier, even a machine or device, which is stored and accessed digitally. This might include name, address, phone numbers, email, pagers, licenses, accreditations, applications, associations, and more.

As a member of the Alliance, HyperFeed will lend the open standards expertise it has developed on the deployment of its MEPS and its exchange approved, VRXML-enabled Neosphere administration, billing, and reporting technology, to help the securities industry create the business rules and other technology solutions required for implementation of a federated, single sign-on identity model to simplify and secure the process of conducting business online.

RECENT BUSINESS DEVELOPMENTS

Divestiture of HyperFeed’s Consolidated Market Data Feed Customers

On October 31, 2003, the Company sold its lower margin consolidated market data feed service contracts to IDC. The sale allows HyperFeed to focus on its business model as a utility provider of ticker plant technology, software, and managed services for financial institutions. The sale price of $8.5 million includes (1) an initial payment of $7.0 million cash due on October 31, 2003, (2) $625,000 in holdbacks payable upon the completion of custom software and the fulfillment of a transition services agreement, and (3) an $875,000 indemnification holdback.

In addition to sale of its consolidated market data feed service contracts, HyperFeed also entered into a licensing agreement with IDC to utilize its customer premise technologies for a period of five years and a transition services agreement for operating its current consolidated ticker plant during a transition period. By exiting the consolidated data feed business, the Company estimates that it will be able to reduce its overhead by more than $8.0 million annually.

RESULTS OF OPERATIONS: FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The Company has reclassified its consolidated statements of operations data for all periods presented to reflect the sale on October 31, 2003 of its consolidated market data feed service contracts and the sale on June 2, 2003 of the individual retail investor unit and related assets of its subsidiary, both of which have been accounted for as discontinued operations.

Revenue

Total revenue for the nine months ended September 30, 2003 increased 14.5% to $0.8 million compared with $0.7 million for the nine months ended September 30, 2002. Total revenue for the three months ended September 30, 2003 increased 126.5% to $0.5 million compared with $0.2 million for the three months ended September 30, 2002. HyperFeed services revenue increased for the nine months and three months ended September 30, 2003 compared to the same periods in 2002. HYPRWare services revenue decreased for the nine months and three months ended September 30, 2003 compared to the same periods in 2002.

HyperFeed services revenue increased to $0.4 million for the three and nine months ended September 30, 2003. HyperFeed had no comparable revenue for the three and nine months ended September 30, 2002. HyperFeed services revenue in 2003 is derived from MEPS and H!BOX software and ticker plant technologies. All HyperFeed services revenue associated with the consolidated market data feed service contracts sold to IDC has been reclassified as discontinued operations. HyperFeed currently expects that future revenue will be derived principally from licensing ticker plant technologies, software, and managed services.  There is no assurance that the Company will be able to successfully license its ticker plant technologies, software, and managed services.

HYPRWare service revenue decreased 36.2% to $0.5 million for the nine months ended September 30, 2003 compared with $0.7 million for the nine months ended September 30, 2002. For the three months ended September 30, 2003, HYPRWare service revenue decreased 45.3% to $0.1 million compared with $0.2 million for the three months ended September 30, 2002. The decline in HYPRWare service revenue is due to decreases in royalties from Townsend. All HYPRWare services revenue associated with the consolidated market data feed service contracts sold to IDC has been reclassified as discontinued operations.  HyperFeed currently expects that any future revenue recognized by HYPRWare will be derived exclusively from royalties from the licensing agreement with Townsend.

Direct Costs of Services

Total direct costs of services increased 7.7% to $1.1 million for the nine months ended September 30, 2003 compared with $1.0 million for the nine months ended September 30, 2002. For the three months ended September 30, 2003, total direct costs of services increased 18.0% to $0.4 million compared with $0.3 million for the three months ended September 30, 2002. The principal component of the increase in both periods was software development labor related to customer specific software. Amortization of software development costs remained unchanged at $1.0 million for the nine months ended September 30, 2003 and 2002 and at $0.3 million for the three months ended September 30, 2003 and 2002. There are no direct costs of services related to HYPRWare service revenue as such amounts consist solely of royalty income.  Gross margin remained unchanged at a loss of $0.3 million for the nine months ended September 30, 2003 and 2002. Gross margin increased to $0.1 million for the three months ended September 30, 2003 compared with a loss of $0.1 million for the three months ended September 30, 2002. Direct costs, as a percentage of revenue decreased to 131.5% for the nine months ended September 30, 2003 compared with 139.9% for the nine months ended September 30, 2002. Direct costs as a percentage of revenue decreased to 83.9% for the three months ended September 30, 2003 compared with 161.1% for the three months ended September 30, 2002.

Operating Expenses

Total operating expenses remained relatively unchanged at $4.3 million for the nine months ended September 30, 2003 and 2002. For the three months ended September 30, 2003, total operating expenses increased 9.5% to $1.6 million compared with $1.4 million for the three months ended September 30, 2002. Increases were experienced in all categories of operating expenses for the three and nine months ended September 30, 2003 except depreciation and amortization. As a percentage of revenue, total operating expenses decreased to 528.9% for the nine months ended September 30, 2003 compared to 595.4% for the nine months ended September 30, 2002 and decreased to 326.7% for the three months ended September 30, 2003 compared to 675.7% for the three months ended September 30, 2002. The decreases in the proportion of total operating expenses to total revenue were due to the increase in HyperFeed revenue.

Sales costs were $0.3 million for the nine months ended September 30, 2003 and $0.2 million for the three months ended September 30, 2003. All sales costs prior to May 2003 have been reclassified as discontinued operations. Beginning in May 2003, the Company recognized sales costs pertaining to MEPS and H!BOX sales as operating expenses. Sales costs as a percentage of revenue were 41.6% for the nine months ended September 30, 2003 and 43.6% for the three months ended September 30, 2003.

General and administrative expenses remained relatively unchanged at $1.9 million for the nine months ended September 30, 2003 and 2002. For the three months ended September 30, 2003, general and administrative expenses increased 10.8% to $0.7 million compared with $0.6 million for the three months ended September 30, 2002. The increase was due in part to expenses associated with the special meeting of shareholders held in August 2003. General and administrative expenses as a percentage of revenue decreased to 235.2% for the nine months ended September 30, 2003 compared to 261.5% for the nine months ended September 30, 2002 and decreased to 144.8% for the three months ended September 30, 2003 compared to 296.1% for the three months ended September 30, 2002.

Product and market development costs increased 22.9% to $1.3 million for the nine months ended September 30, 2003 compared with $1.1 million for the nine months ended September 30, 2002. This increase was principally due to travel and related expenses. For the three months ended September 30, 2003, product and market development costs remained relatively unchanged at $0.4 million compared with the three months ended September 30, 2002. Product and market development costs as a percentage of revenue increased to 157.6% for the nine months ended September 30, 2003 compared to 146.9% for the nine months ended September 30, 2002 and decreased to 89.2% for the three months ended September 30, 2003 compared to 172.0% for the three months ended September 30, 2002.

Depreciation and amortization decreased 42.2% to $0.8 million for the nine months ended September 30, 2003 compared with $1.3 million for the nine months ended September 30, 2002. For the three months ended September 30, 2003, depreciation and amortization decreased 46.4% to $0.2 million compared with $0.4 million for the three months ended September 30, 2002. This decrease primarily resulted from the write-down of intangible assets and the write-off of certain fixed assets relating to the restructuring in the fourth quarter of 2002. Depreciation and amortization as a percentage of revenue decreased to 94.5% for the nine months ended September 30, 2003 compared to 187.0% for the nine months ended September 30, 2002 and decreased to 49.1% for the three months ended September 30, 2003 compared to 207.7% for the three months ended September 30, 2002.

Discontinued Operations

On October 31, 2003, the Company sold its lower margin consolidated market data feed service contracts and, on June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary. The Company recorded net income from discontinued operations of $0.9 million, net of income taxes of $0.6 million, for the nine months ended September 30, 2003 compared with net income of $1.7 million, net of income taxes of $1.1 million, for the nine months ended September 30, 2002. For the three months ended September 30, 2003, the Company recorded net income from discontinued operations of $0.2 million, net of income taxes of $0.1 million, compared with net income of $0.4 million, net of income taxes of $0.3 million, for the three months ended September 30, 2002. The Company recorded a gain on disposition of the individual retail investor unit and related assets of its subsidiary of $0.2 million in the second of quarter 2003, net of income taxes of $0.2 million.

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

Allowance For Doubtful Accounts:  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make payments for services or debtors to satisfy note receivable obligations. The Company analyzes accounts receivable, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts and notes receivable. If the financial condition of the Company’s customers or debtors deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation of Intangible Assets and Software Development Costs:  The Company assesses the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of its use of the acquired assets or the strategy for its overall business, and significant negative industry or economic trends. The Company assesses the recoverability of its software development costs against estimated future revenue over the estimated remaining economic life of the software.

LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents of $0.1 million at September 30, 2003 decreased $1.0 million from $1.1 million at December 31, 2002. This decrease was due to the Company’s operating loss as well as its continuing investment in equipment and its developed technology.

Operating activities used net cash of $1.4 million for the nine months ended September 30, 2003 compared to net cash provided of $1.9 million for the nine months ended September 30, 2002. The net loss for the nine months ended September 30, 2003 was offset in part by non-cash items such as depreciation and amortization of long-lived assets. The increase in deferred rent relates to the amendment to the lease agreement for the Company’s principal executive offices executed in the first quarter of 2003. The net loss for the nine months ended September 30, 2002 was offset in part by non-cash items such as depreciation and amortization of long-lived assets. Cash provided by discontinued operations for the nine months ended September 30, 2002 includes $1.2 million of amortization of the value assigned to the warrant issued in April 1999 to CNNfn in exchange for a three-and-a-half year license agreement.

Investing activities used net cash of $1.1 million for the nine months ended September 30, 2003 compared to net cash used of $1.4 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, the Company invested $0.5 million in equipment and $0.9 million in its developed technology. The Company received $0.2 million of proceeds from the sale of its discontinued operation in the second quarter of 2003. During the nine months ended September 30, 2002, the Company invested $0.5 million in equipment and $1.0 million in its developed technology.

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary to Money.net, a HyperFeed customer and a leading provider of streaming real time market data and custom financial software and technology. The Company recorded a gain of $0.2 million, net of taxes, related to the sale. The consideration included (1) $150,000 cash received in June 2003, (2) $70,000 cash received in July 2003, and (3) a $150,000 promissory note. The Company transferred net assets with a net book value of $7,811 to Money.net.

Financing activities provided net cash of $1.5 million for the nine months ended September 30, 2003 compared to net cash provided of $0.1 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, the Company received $1.4 million from the private placement of common stock with its executive officers, individual board members, and the Company’s majority stockholder, PICO Holdings, Inc. (“PICO”). The Company had net borrowings of $61,000 to finance capital expenditures relating to specific customers. During the nine months ended September 30, 2002 the Company received $305,000 from PICO for the exercise of three previously issued Common Stock Purchase Warrants. In the first quarter of 2002, the Company made the last $250,000 installment payment on its note payable to Motorola.

On October 31, 2003, the Company sold its lower margin consolidated market data feed service contracts to IDC. The sale allows HyperFeed to focus on its business model as a utility provider of ticker plant technology, software, and managed services for financial institutions. The sale price of $8.5 million includes (1) an initial payment of $7.0 million due on October 31, 2003, (2) $625,000 in holdbacks payable upon the completion of custom software and the fulfillment of a transition services agreement, and (3) an $875,000 indemnification holdback. On October 31, 2003, the Company received the first cash installment on the sale of $5.6 million which consisted of the initial $7.0 million less (1) cash held by the Company for customers’ deposits, (2) payments received from customers in advance of service rendered, (3) payment of the Company’s outstanding borrowings, and (4) certain professional fees directly related to the sale.

In addition the sale of its consolidated market data feed service contracts, HyperFeed also entered into a licensing agreement with IDC to utilize the Company’s customer premise technologies for a period of five years and a transition services agreement for operating its current consolidated ticker plant during a transition period. By exiting the consolidated data feed business, the Company estimates that it will be able to reduce its overhead by more than $8.0 million annually.

The Company believes its existing capital resources, cash received from the sale of the consolidated market data feed service contracts, available line of credit, cash generated from continuing operations and its ability to access external capital, if necessary, are sufficient for working capital and to fund operations over the next twelve months.

As previously reported, the Company has explored multiple alternatives that may be available for the purpose of enhancing stockholder value, including a merger, a spin-off or sale of part of its business, a strategic relationship or joint venture with another technology or financial services firm and equity financing. The Company continues to explore opportunities to enhance stockholder value.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of SFAS No. 150 must be classified by the issuer as liabilities (or assets in some circumstances). The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The interpretation addresses the disclosures to be made by a guarantor in its financial statements about its obligations under guarantee. In addition, it also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The provisions became effective December 15, 2002 and did not have a material impact on the Company’s Consolidated Financial Statements.

In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“the Issue”). The guidance in this Issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.  The adoption of the Issue did not have a significant impact on the Company's consolidated financial statements during the three months ended September 30, 2003 and management is currently reviewing the impact that EITF 00-21 will have on the Company’s future results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2003, the Company had excess cash invested in a money market account and does not expect any material loss, if at all, on this investment.

HyperFeed had a promissory note payable ($61,000 at September 30, 2003) with an interest rate equal to the prime rate plus 1%. The Company was exposed to market risk as the prime rate is subject to fluctuations in the market. The Company does not believe the market risk is material to its financial statements. The promissory note was paid on October 31, 2003 from the proceeds of the sales of the Company’s consolidated market data feed business.

ITEM 4. Controls and Procedures

(a)          Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that the Company file or submit under the Exchange Act.

(b)         Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders

On August 8, 2003, the Company held a special meeting of stockholders. The following proposal was submitted, considered and voted upon, as indicated below, by the stockholders. The share amounts listed below have not been adjusted for the reverse stock split, effective August 13, 2003.

1. To approve a reverse split of HyperFeed Technologies, Inc.’s common stock, to be implemented in the discretion of the board of directors, if and to the extent that the board of directors deems appropriate to maintain the listing of HyperFeed Technologies, Inc.’s common stock on the Nasdaq SmallCap Market.

Shares For	Shares Against	Abstentions
2,863,213	41,881	2,037

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 31.1 - Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2 - Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)  A Form 8-K was filed on August 8, 2003 attaching a copy of the press release reporting the second quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

Date:	November 13, 2003

By:	/s/ Jim R. Porter

Jim R. Porter Chairman and Chief Executive Officer

By:	/s/ Randall J. Frapart

Randall J. Frapart Chief Financial Officer and Principal Accounting Officer