Form 10-K
period 2003-12-31
HYPERFEED TECHNOLOGIES INC
filed 2004-03-10
CIK 745774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-13093

HYPERFEED TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3131704
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 S. Wacker Drive, Suite 300, Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 913-2800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $6,555,178 based upon the reported last sales price of common stock on June 30, 2003, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of February 29, 2004 was 3,052,906 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  See Page 2

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of HyperFeed Technologies, Inc. (“HyperFeed”) and its subsidiary, HYPRWare, Inc. (“HYPRWare”), (collectively, the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statement of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include the performance of contracts by suppliers, customers, and partners; the variability in quarterly operating results; the funding of current and future business strategies either through continuing operations or external financing; attracting and retaining qualified management and key employees; the timely development and introduction of new product and service initiatives at competitive prices and performance levels; pending or future legal proceedings; the effect of economic and business conditions generally; and other risks that are described herein, including but not limited to, the items discussed in “Factors that May Affect Future Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and that are otherwise described from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission.

PART I

Item 1. Business.

Company Overview

HyperFeed is a provider of ticker plant technologies and managed services to exchanges, financial institutions, content providers, channel partners, and value-added resellers. HyperFeed’s advanced software technology serves as a corporate-wide ticker plant, enabling firms in the financial services industry with the flexibility and agility to control their own data sources and data content in a cost-effective manner. HyperFeed’s Managed Exchange Platform Services (“MEPS”) and H!Box product are designed specifically to support real-time market data, data management, data reporting, and value-added services for use in delivering and receiving financial content with a competitive edge. Beginning with a comprehensive understanding of the diverse needs of the financial services industry, the Company applies advanced technologies to the processing, delivery, distribution and access to financial market data. We believe that HyperFeed offers one of the fastest, most complete and reliable management exchange platform services, which can be used with industry-leading application programming interfaces (“APIs”), third-party applications or proprietary solutions. MEPS and H!Box have flexible licensing models that can fulfill the needs of financial institutions, exchanges, buy and sell side analysts, content providers, redistributors, channel partners and value-added resellers. It is HyperFeed’s twenty years of experience, human capital, and established product offerings that differentiates us from our competition. We are a leader in providing managed ticker plant solutions and the technology for direct exchange connectivity. With our commitment to our customers and our desire to succeed, we continue to change the marketplace with our leading technologies.

General Development Of Business

Background

HyperFeed was originally incorporated in Illinois on June 23, 1980 as On-Line Response, Inc. The Company changed its name to PCQuote, Inc. in 1983 and incorporated in Delaware on August 12, 1987. In an effort to focus on the Web site and consumer business, the Company incorporated a subsidiary, PCQuote.com, Inc. (“PCQuote”), in March 1999. In June 1999, the Company changed its name to HyperFeed Technologies, Inc. In May 2003, the Company divested its retail Internet business and changed the name of its subsidiary, PCQuote, to HYPRWare, Inc. In October 2003, the Company divested its consolidated market data feed business. We are now focused on providing ticker plant software technology and related services to the financial services industry.

Current Market Conditions

For over twenty years, HyperFeed’s ticker plant technologies were proprietary and used behind-the-scenes to process its consolidated market data feed, HyperFeed® Market Data, for our customers. In response to market trends demanding direct exchange connectivity, we divested our consolidated market data feed business to focus on offering the same advanced and robust ticker plant technologies to our customers as MEPS. With the sale of HyperFeed’s consolidated market data feed business, we believe that HyperFeed will no longer be seen as a competitor to certain participants in the financial services industry and become a provider of enabling technology to our traditional competitors in the consolidated market data feed business. We believe that this shift in focus will open new markets for HyperFeed to serve exchanges and content providers as well as financial institutions and redistributors.

HyperFeed’s MEPS evolved as a result of changing trends in the financial services industry. Deteriorating financial markets over recent years have led to retrenchment and consolidation within the industry. Financial markets are undergoing fundamental changes as a result of excess capacity, growing data volumes, new market participants, and regulatory pressure. We believe these changes have resulted in fewer people, with tighter budgets, working harder and handling more information under the increasingly watchful eyes of the regulators. The proliferation of program trading, the growth of electronic trading and electronic exchanges, the advent of new exchange depth products, and the effect of current economic conditions are collectively influencing financial institutions to seek to receive market data feeds directly from each source of market data, including traditional exchanges and newer electronic trading systems. We believe that financial institutions pursuing direct market data feeds are focused on issues of performance management and redundancy, bandwidth requirements and latency reduction. Despite the difficult market conditions, we believe this trend creates opportunities for us.

In addition to those noted above, there exist several other key factors that we believe have spurred the shift toward direct market data feeds. In particular, we believe that merger and acquisition activity among traditional consolidated market data feed vendors has caused financial institutions to reevaluate relying on third parties for consolidated market data feeds. In recent years, Reuters acquired Bridge and Multex, SunGard acquired Fame, and Interactive Data Corporation (“IDC”) / ComStock acquired our consolidated market data feed business. As a result, financial institutions are now considering direct market data feeds for both primary and secondary data sources.

We believe that the increasing presence of program trading has influenced financial institutions and their desire to implement direct market data feeds. As more active and complex program trading proliferates, faster access to market data is necessary to maintain a competitive edge. Direct market data feeds minimize latency while providing the large volume of data required to support the trading applications.

We also believe that the proliferation of electronic exchanges entering new marketplaces and the introduction by existing exchanges of new products have influenced financial institutions and their desire to implement direct market data feeds. This expansion in the breadth and diversity of market data sources and the increase in the number of products traded have produced unsurpassed volumes of data that must be processed. For example, the arrival of NASDAQ’s SuperMontage, NYSE’s OpenBook, ECN’s, exchange auto-execution systems, and Boston Options Exchange to the trading community has increased already high data volumes. These new products and exchanges magnify the number of updates requiring even greater amounts of bandwidth. High update rates also require more ticker plant processing power, which in turn can result in data processing latency. We believe that in order to ensure performance and reliability, financial institutions must seriously investigate eliminating the consolidated market data feed vendor and obtaining their market data directly from each data source.

Current Market Opportunity

Implementing direct market data feeds is not a simple solution. Market data sources broadcast market data in different formats that continually require modification, and have very granular and detailed user reporting and permissioning requirements. End-users rely on complex algorithms and calculations to make split-second trading decisions. In addition, true latency reduction requires more than just a direct connection and a source server. Each market data feed must be developed to and supported for systems and data management. We believe that these problems can be solved by utilizing HyperFeed’s MEPS, which allows users to pick and choose any configuration of a direct market data feed with consolidated market data feed in a managed services platform.

Capturing direct data feeds from many different market data sources requires financial institutions to write code and develop separate Front End Processors (“FEPs”) for each market data source. They must also keep up with the multitude of changes and new products from market data sources. The FEPs must be able to process trade corrections, perform data integrity checks, and read complex symbology. Once the FEPs receive the data, it must be consolidated and normalized into a single format for output so it can be processed by applications or viewed on a desktop by an end-user. HyperFeed has FEPs that currently process market data from Canadian/Toronto Stock Exchange; Chicago Board of Trade; Mid America Commodity Exchange; Chicago Mercantile Exchange; Montreal Stock Exchange; NASDAQ; New York Board of Trade; New York Mercantile Exchange/Commodity Exchange; New York Stock Exchange; American Stock Exchange; and Options Price Reporting Authority.

Each exchange has specific detailed reporting and user-management requirements. A robust back-end database must be built for administration of this function. HyperFeed’s exchange-compliant Neosphere DB ™ is an extensible system built to manage HyperFeed’s administrative Vendor of Record functions and is now offered for use as part of the MEPS.

In addition, many traders rely on special ratios and calculations like Volume Weighted Average Price (“VWAP”), time/sales, best bid or money flow to make split second trading decisions. These are complex algorithms only handled by robust and flexible ticker plant technologies. The algorithms need to be calculated in real-time, simultaneously, as the data is received or they have little value. HyperFeed’s ticker plant technologies have these calculations already built in and can offer this solution to financial institutions receiving direct market data feeds as a component of its MEPS.

Large financial institutions often create proprietary calculations and data feeds that give them a competitive edge in trading and analysis. HyperFeed’s Software Development Kits (“SDKs”) allow companies to seamlessly integrate the proprietary information market data from other market data sources.

HyperFeed offers its products and services as a technical solution for consolidated market data feed vendors and market data sources, including exchanges and electronic trading systems, looking for efficient ways to deliver new products and services to their customers. These products and services can be licensed from HyperFeed by the market data source directly or by the consolidated market data feed vendors themselves.

We believe that HyperFeed’s twenty years of experience as a provider of consolidated market data feeds will create additional opportunities within our marketplace. In particular, in connection with our market data feed products, we have historically provided ticker plant technologies to Bridge, PCQuote, Charles Schwab & Co. (“Schwab”), Inc., Townsend Analytics, Ltd. (“Townsend”), and IDC/Comstock. We further believe that our knowledge and experience designing, building and operating ticker plants provide us with the insight to understand complexities such as data integrity, real-time performance, data exchange entitlements and multicast transmission and position us well to take advantage of opportunities within our marketplace.

Products and Services

All HyperFeed products and services are built around our MEPS technology. HyperFeed offers and licenses its MEPS platform in a variety of manners to meet our client’s needs. Examples of the flexibility of HyperFeed and its solutions include: complete ticker plant outsourcing and management; prepackaged H!Box solutions; proprietary custom development around MEPS; and flexible IP licensing scenarios.

MEPS is a complete turnkey solution for the normalization, databasing, integration and transmission of high performance, real-time data sources from market data sources, content providers and proprietary in-house sources. It provides direct access to market data from Canadian/Toronto Stock Exchange; Chicago Board of Trade; Mid America Commodity Exchange; Chicago Mercantile Exchange; Montreal Stock Exchange; NASDAQ; New York Board of Trade; New York Mercantile Exchange/Commodity Exchange; New York Stock Exchange; American Stock Exchange; and Options Price Reporting Authority, in addition to a FEP for ComStock, and offers a complete set of data cleansing and management tools for remote or on-site use. It provides adaptors to a number of widely used middleware platforms, and can be used collectively as a complete solution or individually to augment the functionality of other vendor system products.

There are five components to HyperFeed’s MEPS: Front End Processors, Data Management, Value-Added Services, Technologies, and Tools and Adaptors.

Front End Processors (“FEPs”)

FEPs process trade corrections, perform data integrity checks and read complex symbology. By leveraging the FEPs component of HyperFeed’s MEPS, customers choose the different types of data they want to receive directly from multiple data sources (exchanges, electronic trading systems, fundamental data providers, historical data providers, news, or proprietary data) and the FEPs transform it into a normalized protocol. Customers choose only the data they want and HyperFeed manages and controls the process remotely.

Data Management

•                  Neosphere DB

Each market data source has specific detailed reporting and user-management requirements. A robust back-end database must be built for administration of this function. HyperFeed’s exchange compliant Neosphere DB ™ is an extensible system built to manage administrative Vendor of Record functions. It is a complete back-office entitlement system that expertly monitors and manages enterprise data set permissions and automatically records and accurately reports this information to the market data sources. Neosphere is VRXML compliant and approved by Canadian/Toronto Stock Exchange; Chicago Board of Trade; Mid America Commodity Exchange; Chicago Mercantile Exchange; Montreal Stock Exchange; NASDAQ; New York Board of Trade; New York Mercantile Exchange/Commodity Exchange; New York Stock Exchange; American Stock Exchange; and Options Price Reporting Authority.

•                  Control Room

HyperFeed’s Control Room is a set of over 200 monitoring tools that manage and audit incoming lines and alerts for problems. In addition to allowing the viewing of incoming lines, it also indicates statistics such as, sequence number, baud rate, and sensitivity status. It has completely customizable alarms, task management capabilities, and remote accessibility along with supplying data management capabilities. Control Room also handles all data manipulation, restores, and corrective actions.

•                  Data Cleansing

The Data Cleansing layer of HyperFeed’s MEPS will manage corrections, splits, symbology, and options chaining.

Value-Added Services

Many traders rely on special ratios and calculations like VWAP, time/sales, best bid or money flow to make split second trading decisions. These are complex algorithms only handled by robust and flexible ticker plant technologies. These algorithms need to be calculated in real-time, simultaneously as the data is received or they have little value. HyperFeed’s MEPS have these calculations already built in.

Technologies

•                  Zero Loss Compaction (“ZLC”)

HyperFeed’s ZLC technology, another component of its MEPS, can alleviate the latency problems and reduce the bandwidth costs financial institutions face with direct market data feeds. It compacts data up to a 10:1 ratio, allowing clients to receive complete data sets over less bandwidth.

•                  Line Arbitration

Line arbitration is a feature included in HyperFeed’s MEPS as well as in H!Box that simultaneously monitors pairs of lines and selects the most timely data on a packet by packet basis, ensuring that customers receive the most complete data sets possible with minimal latency.

•                  Data Maintenance Line (“DML”)

HyperFeed offers a proprietary maintenance line to process corrective actions contained by a remote operational and data integrity staff. The line also handles the processing of the master options file, corporate actions, and splits and dividends.

Tools and Adaptors

•                  SDKs

HyperFeed’s SDKs allow customers to quickly and easily integrate all HyperFeed’s database content into their own financial applications without enduring long development cycles or incurring high development costs. Available development tools include: .Net; COM; JAVA; C/C++ (for UNIX/LINUX and Windows); Visual Basic; and CGI. HyperFeed develops SDKs to support the latest technology standards, the latest being Microsoft .NET.

•                  RMDS Adaptor (Reuters Market Data System)

RMDS Adaptor is an adaptor that allows financial institutions with the RMDS infrastructure to access, publish, manipulate, and display HyperFeed processed data within RMDS applications.

Consulting Services

•                  Managed Services

HyperFeed offers complete management of client’s onsite or remote ticker plants.

•                  Software Customization

HyperFeed offers consulting services to customers for customized integration into their existing applications and infrastructure.

H!Box is an offering born from HyperFeed’s MEPS that allows customers to have a complete on-site financial ticker plant solution. While MEPS is a high level solution offering the utmost in flexibility and customization, H!Box is an off-the-shelf solution for customers who want the benefits associated with direct exchange access, but who don’t require the development and breadth of customization MEPS offers.

Key Advantages of HyperFeed’s Products and Services:

•                  Cost Effective: HyperFeed’s MEPS is optimized for performance and cost efficiencies, which reduce direct cost of capital, indirect infrastructure, and support costs.

•                  Experience: HyperFeed has the experience working with some of the largest financial firms and exchanges, assembling innovative low latency high performance solutions.

•                  Expertise: HyperFeed has been developing ticker plants for over twenty years and now brings that expertise directly to the client premise.

•                  Products and Services: HyperFeed’s solutions solve many of the hurdles and costly operational issues associated with implementing direct exchange solutions. In addition, we offer solutions in flexible licensing models to meet the needs of our customers.

•                  Excellence in Execution: We are committed to both the highest levels of quality and continuous improvement in our business processes, our products, our services, and our support.

•                  Strategy: With input from our customers, we continue to build ticker plant products derived from our MEPS technologies that meet the performance standards at the cost points the market demands.

•                  Industry Participation: HyperFeed is a member and participates in several industry associations keeping us up to date with all current and proposed changes and standards.

•                  Widely Deployed: HyperFeed has over 1,500 H!Box installations live today and our MEPS technology is currently deployed at two US exchanges.

Because of these key advantages, HyperFeed believes there are no true competitors with respect to the completeness of its technologies and service offerings. HyperFeed is the leader in providing managed ticker plant solutions and the technology for direct exchange connectivity. With our commitment to our customers and our desire to succeed, we continue to change the marketplace with our leading technologies.

Major Customers

HyperFeed’s target customers fall into four categories: exchanges, financial institutions, content providers, and redistributors. HyperFeed sells directly to its clients and has entered into partnership agreements with several channel partners that have the ability to resell or refer HyperFeed products to the marketplace. In addition, HyperFeed’s MEPS allows for the aggregation and delivery of exchange based data and services via alliance partners that utilize HyperFeed’s technology to enhance the direct delivery of data from exchanges to financial institutions. Moneyline Telerate (“MLT”) accounted for approximately 52% of our consolidated revenue from continuing operations in 2003. Townsend accounted for approximately 36% of our consolidated revenue from continuing operations in 2003 and 100% of our consolidated revenue from continuing operations in 2002 and 2001. CBOE and ComStock are also significant sources of customer revenue. The loss of any one or more of these customers could have a material adverse affect on the Company.

Patents, Trademarks, and Licenses

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

•                  HyperFeed® and the HyperFeed® logos are registered trademarks.

•                  HyperServer™ is a trademark of HyperFeed Technologies, Inc.

•                  HyperFeed SmarTicker™ is a trademark of HyperFeed Technologies, Inc.

•                  Neosphere™ is a trademark of HyperFeed Technologies, Inc.

•                  Neosphere DB™ is a trademark of HyperFeed Technologies, Inc.

Competition

We believe the market for ticker plant technologies used to facilitate and manage direct market data feeds in a MEPS model is opportune and has recently developed due to key trends in the financial services industry. Direct competitors include small consulting firms that sell market data feed servers and in-house development teams, but these firms only compete with HyperFeed on the first level of service (source servers) involving FEPs. Examples of these types of firms are InfoDyne and Wombat consulting. We do not believe that these firms currently offer ticker plant services such as time/sales, money flow and bid/ask, data management tools like Neosphere and Control Room, ZLC technologies or SDKs and adaptors. We believe that there are a multitude of consultancy and software providers that can offer once-off solutions that compare with our offerings but, to our knowledge, these consultancy and software providers do not offer the highly configurable software and customized development offered by HyperFeed.

Seasonality

We have not experienced any material seasonal fluctuations in our business.

Research And Development

Our research and development personnel expend their time and effort developing and enhancing HyperFeed’s MEPS technology. Recent development projects related to the MEPS include VRXML, creation of a .Net SDK, a new ComStock FEP, and MLT software customization.

During the fiscal years ended December 31, 2003, 2002 and 2001, we expensed $1,827,975, $1,426,502, and $2,912,513, respectively, for research and development.

Environment

Compliance with Federal, state and local provisions with respect to the environment has not had a material adverse effect on our capital expenditures, earnings, or competitive position.

Employees

As of December 31, 2003, we employed 63 people, none of whom are represented by a collective bargaining unit. We believe we have a satisfactory relationship with our employees. From time to time, we use the services of outside consultants on an hourly basis.

Government Contracts

We have no material contracts with the Government.

Backlogs

Due to the nature of our business, backlogs are not a typical occurrence.

Item 2. Properties.

Our executive offices and primary data center are located in approximately 15,000 square feet of leased space on the 3rd floor of 300 South Wacker Drive, Chicago, Illinois. The lease for the premises expires on December 31, 2009. Lease payments are subject to escalating base rent as well as adjustment for changes in real estate taxes and other operating expenses. (See Note 6 of the Notes to Consolidated Financial Statements.)

We lease approximately 11,000 square feet of office space at two sites in Aurora, Illinois, through March 2005. We lease approximately 3,000 square feet of office space in New York City through July 2007. We lease approximately 1,300 square feet of office space in San Francisco, California, through March 2008.

We believe that these facilities are adequate for our needs.

Item 3. Legal Proceedings.

On February 16, 2004, the Company filed a claim with the American Arbitration Association in Chicago, Illinois against GlobalTec Solutions, LLP, a former customer, for breach of a license agreement entered into between HyperFeed and GlobalTec in July 2003. The claim asserts that GlobalTec breached the agreement by failing to perform its obligation and by terminating the agreement without notice and opportunity to cure. The Company seeks damages in excess of $1.5 million. GlobalTec has advised HyperFeed that it intends to file a counterclaim.

On December 17, 2002, the Company filed a one-count complaint action in the Circuit Court of Cook County, Illinois, against a former officer of HyperFeed, which seeks to collect on a promissory note, originally given by such officer to a bank, that the Company guaranteed and then assumed following the former officer’s departure when it became likely that the officer would default on the note. The Company requested damages in excess of $250,000, plus interest through the date of payment, costs and attorneys fees. The former officer filed an answer and affirmative defenses to the Complaint and made a counterclaim. On February 23, 2004, the former officer filed for Chapter 7 bankruptcy in U.S. Bankruptcy Court, Northern District of Illinois. The Company had reserved $100,000 for the note in the fourth quarter of 2002. With this bankruptcy filing, the Company has written-off the note. The additional $150,000 is recorded in general and administrative expenses in the fourth quarter of 2003.

On July 24, 2002, the Company filed a one-count complaint in the Circuit Court of Cook County, Illinois against Quantitative Science Technologies, Inc. to recover payment under a promissory note for $100,000, plus interest, costs and attorneys fees. The defendant filed an answer, affirmative defenses and counterclaim for declaratory judgment and breach of a separate License Agreement, requesting damages. The Parties entered into a settlement agreement in February 2004 in which the defendant agreed to pay the Company $50,000 payable in twelve equal installments.  The Company has reduced the note receivable to $50,000 at December 31, 2003 to reflect this settlement.

On October 1, 2001, the Company filed a collection action in the Circuit Court of Cook County, Illinois against AB Watley seeking damages. While the parties entered into a settlement agreement in which the defendant agreed to pay the Company in three installments, the defendant failed to make the third installment payment on September 26, 2002. Accordingly, pursuant to the terms of the settlement agreement, a consent judgment was entered in the total amount of $180,503 on January 10, 2003. HyperFeed is taking steps necessary to enforce and collect on this judgment.  As of December 31, 2003, the Company had a receivable, net of allowances, of approximately $85,000 due from AB Watley.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq SmallCap Market under the symbol “HYPR.”

The following tables show for 2003 and 2002 the high and low sales prices of our common stock for the periods indicated, as reported by the Nasdaq Stock Market.

2003 Quarterly Information	High	Low
First	$4.80	$1.90
Second	10.30	2.30
Third	8.90	4.20
Fourth	7.16	4.10

2002 Quarterly Information	High	Low
First	$8.90	$4.70
Second	8.00	0.40
Third	6.60	2.50
Fourth	5.90	2.40

On August 13, 2003, we effected a one-for-ten (1:10) reverse split of HyperFeed’s common stock. All share and per share data give effect to the reverse stock split.

As of February 29, 2004, we had 456 stockholders of record of our common stock.

Dividend Policy

We have not paid dividends on our common stock and do not currently plan to do so in the near future.

Item 6. Selected Financial Data.

For the following years ended December 31:	2003	2002	2001	2000	1999
Income Statement Data:
Revenue (1)	$1,599,963	$911,141	$296,949	$—	$—
Loss from continuing operations	(4,055,370)	(5,072,727)	(5,445,638)	(5,661,497)	(4,749,718)
Net income (loss) available for common stockholders	1,600,818	(4,360,774)	(2,372,622)	1,723,156	(9,431,698)
Net loss per share from continuing operations:
Basic	$(1.43)	$(2.09)	$(3.49)	$(3.62)	$(3.19)
Diluted	$(1.41)	$(2.09)	$(3.49)	$(3.62)	$(3.19)

Balance Sheet Data:
Total assets (2)	$9,714,258	$6,295,590	$10,374,755	$14,326,260	$15,295,184
Long-term obligations	$292,676	$36,089	$107,163	$667,183	$2,290,511
Stockholders’ equity	$5,680,709	$2,594,817	$6,570,950	$6,692,535	$4,597,633

(1) Revenue relates to revenue from continuing operations.

(2) Total assets for all periods presented include assets related to discontinued operations.

Certain reclassifications have been made to prior year balances in order to conform to the current presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We encourage you to read the following discussion and analysis in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this report.

INTRODUCTION

Fiscal 2003 was an important year for us. In particular, we completed our transition to our current business model; that is, a business model built on providing ticker plant technologies and related consulting services directly and through sales channels in the financial services industry. This transition began in 2002 when we recruited a new management team, and began to restructure and pursue a new business strategy. We sold PCQuote to Money.net in June 2003 and sold the remainder of our consolidated market data feed business to IDC in October 2003. Beginning in May 2003, rather than principally supplying our ticker plant technology to customers as part of our consolidated market data feed business, we began to provide our ticker plant technology directly and through sales channels.

The execution of our new business model is expected to result in there being a different set of variables that are necessary for an investor to appropriately understand and evaluate our Company. In particular, under our old business model, revenues were largely derived from subscription fees from customers of our consolidated market data feed products. These subscription fees were largely dependent on the number of end users of our customers’ products and services.

Under our new business model, we expect to derive our revenues from licensing and consulting fees. In general, we expect that our licensing fees will be structured either as a reoccurring monthly fee, based upon the nature, size and scope of the licensor, or as a monthly fee, based upon the number of end users that rely upon the products and services offered by the licensor. Consulting fees charged to clients are expected to vary based upon the nature, size and scope of the projects undertaken.

In addition to changes in the variables that impact our revenues, the execution of our new business model is expected to change the variables that impact our direct costs of revenue and gross margin. Under our old business model, our direct costs of revenue was composed largely of access and user fees to exchanges, royalties, communications expenses, and labor, which were, in each case, necessary to support our consolidated market data feed products. Under our new business model, our direct costs of revenue are expected to be composed largely of software development amortization costs and labor associated with consulting services.

Although we do not expect that the variables that impact our operating expenses will change as dramatically as those that impact our revenues and direct costs of revenue, we do expect that categories of operating expenses such as sales and marketing and research and development will change in response to the demands of executing our new business model.

The sale of PCQuote and the remainder of our consolidated market data feed business resulted in the reclassification of the consolidated statements of operations data for all periods to reflect such events. Both PCQuote and our consolidated market data feed business have been accounted for as discontinued operations. Certain costs formerly reported as a component of the consolidated market data feed business included in the direct costs of revenue are now reported as operating expenses.

While the sale of PCQuote and the remainder of our consolidated market data feed business improved our cash position and overall financial strength, we expect to face many challenges in building our business around our new business model. In particular, our ability to successfully execute our new business model will be dependent on our ability to maintain and develop advanced ticker plant technologies in a cost effective manner and aggressively license such technologies to the financial services industry. In addition, please refer to the section headed “Factors that May Affect Future Results” for a summary of some of the other factors that will impact our ability to successfully execute our new business model.

RESULTS OF OPERATIONS

As described above, in fiscal 2003, we completed our transition to our current business model; that is, a business model built on providing ticker plant technologies and related consulting services directly and through sales channels in the financial services industry. This transition began in 2002 when we recruited a new management team, and began to restructure and pursue a new business strategy. We sold PCQuote to Money.net in June 2003 and sold the remainder of our consolidated market data feed business to IDC in October 2003. Beginning in May 2003, rather than principally supplying our ticker plant technology to customers as part of our consolidated market data feed business, we began to provide our ticker plant technology directly and through sales channels.

The sale of PCQuote to Money.net in June 2003 resulted in a gain on sale of $0.4 million in the second quarter of 2003. The sale price consisted of (1) $150,000 cash received in June 2003, (2) $70,000 cash received in July 2003, and (3) a $150,000 promissory note due in twelve equal installments commencing on July 15, 2003 with an interest rate of 8.0% per annum.

The sale of the remainder of our consolidated market data feed business to IDC in October 2003 resulted in a gain on sale, excluding income tax expense, of approximately $6.6 million in the fourth quarter of 2003. We expect to recognize an additional gain of $1.5 million as and if a portion of the purchase price is released to us upon certain milestones being met. In particular, the purchase price includes (1) an initial payment of $7.0 million, which was received in the fourth quarter of 2003, (2) $625,000 in holdbacks, which are payable to us upon completion of certain custom software by us and the fulfillment of our obligations under a transition services agreement and (3) $875,000 in holdbacks related to our indemnification obligations to IDC, which we expect to be payable to us in installments over the two year period following the closing of the transaction.

We have reclassified the consolidated statements of operations data for all periods to reflect the sale on October 31, 2003 of our consolidated market data feed service contracts and the sale on June 2, 2003 of the individual retail investor unit and related assets of our subsidiary, both of which have been accounted for as discontinued operations. Certain costs formerly reported as a component of data feed operations in direct costs of revenue are now reported as operating expenses consistent with our current business model.

Revenue

Total revenue increased by 76.0%, or $0.7 million, to $1.6 million from 2002 to 2003. HyperFeed revenue posted a significant increase from 2002 to 2003, while HYPRWare revenue posted a decrease in the same period. HyperFeed revenue increased to $1.0 million in 2003 from no comparable revenue in 2002. HyperFeed revenue is derived from MEPS and H!Box software and ticker plant technologies and include license and consulting revenue including revenue from multi-year contracts with CBOE, MLT, Philadelphia Stock Exchange, and ComStock. All HyperFeed revenue associated with the consolidated market data feed service contracts sold to IDC has been included in discontinued operations. HyperFeed currently expects that future revenue will be derived principally from licensing and consulting fees. There is no assurance that the Company will be able to successfully license its ticker plant technologies, software, and managed services.

HYPRWare revenue decreased 37.4% to $0.6 million from 2002 to 2003. Between 2001 and 2002, HYPRWare revenue increased 206% from $0.3 million to $0.9 million. HYPRWare derives revenue from royalties related to license fees for customers it referred to Townsend prior to December 31, 2002. The increase in revenue between 2001 and 2002 resulted from the fact that the royalty agreement from Townsend commenced in July 2001. The decline in HYPRWare revenue between 2002 and 2003 is due to a decrease in royalties from Townsend. All HYPRWare revenue associated with the consolidated market data feed service contracts sold to IDC and to Money.net has been included in discontinued operations. HyperFeed currently expects that any future revenue recognized by HYPRWare will be derived exclusively from royalties from the licensing agreement with Townsend.

Direct costs of revenue

Between 2002 and 2003 total direct costs of revenue increased 14.5% from $1.3 million to $1.5 million and between 2001 and 2002 direct costs of revenue decreased 26.4% from $1.8 million to $1.3 million. The principal component of the increase from 2002 to 2003 was software development labor related to development of customer specific software. Amortization of software development costs remained unchanged at $1.3 million for 2003 and 2002 and represented the decrease between 2001 and 2002 as the amount of capitalized costs have decreased. There are no direct costs of revenue related to HYPRWare revenue as such amounts consist solely of royalty income. Gross margin increased from $(0.4) million for 2002 to $0.1 million for 2003 and from $(1.5) million for 2001 to $(0.4) million for 2002. Direct costs of revenue, as a percentage of revenue, decreased to 96.1% for 2003, compared with 147.4% for 2002 and 615.2% for 2001.

Operating Expenses

Total operating expenses increased by 19.1% to $6.7 million in 2003 from $5.7 million in 2002. Total operating expenses decreased 17.1% to $5.7 million in 2002 from $6.8 million in 2001. As a percentage of revenue, total operating expenses decreased to 421.8% for 2003 compared to 621.7% for 2002 and 2,301.3% for 2001. The decreases in the proportion of total operating expenses to total revenue were due to the increase in HyperFeed revenue.

Sales and marketing costs were $0.6 million for 2003 and zero for 2002 and 2001. All sales and marketing costs prior to May 2003 have been included in discontinued operations. Beginning in May 2003, the Company recognized sales and marketing costs pertaining to MEPS and H!Box sales as operating expenses. Sales and marketing costs as a percentage of revenue were 38.4% for 2003.

General and administrative expenses increased by 22.3% to $3.1 million in 2003 from $2.6 million in 2002. In 2002, general and administrative expenses increased 15.6% to $2.6 million compared with $2.2 million in 2001. The increase from 2002 to 2003 was due in part to compensation related to bonuses, offset by a decrease in rent expense. The increase from 2001 to 2002 primarily resulted from an increase in rent expense. General and administrative expenses as a percentage of revenue decreased to 195.1% for 2003 compared to 280.2% and 743.4% in 2002 and 2001, respectively.

Research and development costs increased 28.1% to $1.8 million for 2003 compared with $1.4 million for 2002. This increase from 2002 to 2003 was principally due to an increase in labor resulting from a greater focus on MEPS development and to travel and related expenses. For 2002 versus 2001, research and development costs decreased 51.0% from $2.9 million to $1.4 million. The decrease was principally due to reductions in labor from the downturn in business. Research and development costs as a percentage of revenue decreased to 114.3% for 2003 compared to 156.6% for 2002 and increased to 980.8% for 2001.

Operations costs were $0.2 million for 2003 and zero for 2002 and 2001. All operations costs prior to November 2003 have been included in discontinued operations. Beginning in November 2003, the Company recognized operations costs pertaining to MEPS and H!Box as operating expenses. Operations costs as a percentage of revenue were 11.7% for 2003.

Depreciation and amortization decreased 40.8% to $1.0 million for 2003 compared with $1.7 million for 2002. For 2002 and 2001, depreciation and amortization remained relatively constant at $1.7 million in each year. The decrease in 2003 primarily resulted from the write-down of intangible assets and the write-off of certain fixed assets relating to the restructuring in the fourth quarter of 2002. Depreciation and amortization as a percentage of revenue decreased to 62.4% for 2003 compared to 185.0% for 2002 and 577.1% for 2001.

Discontinued Operations

As described above, in October 2003, the Company sold its remaining consolidated market data feed business and, in June 2003, the Company sold PCQuote. The Company recorded net income from discontinued operations of $1.3 million, including an income tax benefit of $29,000, for 2003 compared with net income of $0.7 million, net of income taxes of $1.0 million, for 2002 and net income from discontinued operations of $4.0 million, net of income taxes of $2.8 million for 2001. The Company recorded a gain on disposition of PCQuote of $0.2 million in the second of quarter 2003, net of income taxes of $0.2 million. The Company recorded a gain on disposition of the sale of its consolidated market data feed business of $4.1 million in the fourth of quarter 2003, net of income taxes of $2.5 million.

Income Taxes

The Company recorded an income tax benefit for continuing operations of $2.6 million for 2003, $1.0 million for 2002, and $2.8 million for 2001.  The income tax benefits were made available as a result of the tax expenses reflected in discontinued operations in the respective periods.  The Company recorded an income tax benefit for income from discontinued operations of $29,000 for 2003, as compared to income tax expense of $1.0 million for 2002 and $2.8 million for 2001. The Company recorded income tax expense for the gain on disposition of discontinued operations of $2.7 million for 2003. In 2003, the Company utilized Federal income tax net operating loss carryforwards of approximately $0.5 million and alternative minimum tax net operating loss carryforwards of approximately $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

For the following years ended December 31:	2003	2002	2001
Net cash provided by (used in) operating activities	$(3,461,195)	$1,891,819	$1,778,557
Net cash provided by (used in) investing activities	5,547,448	(1,787,012)	(3,620,335)
Net cash provided by (used in) financing activities	1,485,074	384,641	(73,552)
Net increase (decrease) in cash and cash equivalents	$3,571,327	$489,448	$(1,915,330)

Net cash and cash equivalents of $4.7 million at December 31, 2003 increased $3.6 million from $1.1 million at December 31, 2002. This increase was due to the cash received on the sale of its remaining consolidated market data feed business and PCQuote, offset by the Company’s operating loss and its continuing investment in equipment and its developed technology.

Operating activities used net cash of $3.5 million in 2003 compared to net cash provided of $1.9 million in 2002. The net income for 2003 of $1.6 million was increased further by non-cash items of $2.4 million, such as depreciation and amortization of long-lived assets. The amount was then reduced by the gain on the sale of the remaining consolidated market data feed business and PCQuote as the cash from the sales of discontinued operations are reflected as an investing activity. The increase in deferred rent relates to the amendment to the lease agreement for the Company’s principal executive offices executed in the first quarter of 2003. The net loss for 2002 was offset in part by non-cash items such as depreciation and amortization of long-lived assets. Cash provided by discontinued operations for 2002 includes $1.3 million of amortization of the value assigned to the warrant issued in April 1999 to CNNfn in exchange for a now terminated license agreement.

Investing activities provided net cash of $5.5 million in 2003 compared to net cash used of $1.8 million in 2002 and $3.6 million for 2001. During 2003, the Company invested $0.6 million in equipment and $1.2 million in its developed technology. The Company received $0.2 million and $7.1 million of proceeds from the sale of its discontinued operations in the second and fourth quarter of 2003, respectively. During 2002 and 2001, the Company invested $0.5 million and $1.5 million in equipment, respectively, and $1.3 and $1.6 million, respectively, in its developed technology.

Financing activities provided net cash of $1.5 million in 2003 compared to net cash provided of $0.4 million in 2002. During 2003, the Company received $1.4 million from the private placement of common stock with its executive officers, individual board members, and the Company’s majority stockholder, PICO Holdings, Inc. (“PICO”). In the first quarter of 2002, the Company made the last $250,000 installment payment on its note payable to Motorola.

As described in Note 15 to the Consolidated Financial Statements, the Company has net liabilities of approximately $1.6 million related to the discontinued operations that will be paid within the next twelve months.

The Company believes its existing capital resources, cash received from the sale of the remaining consolidated market data feed business, available line of credit, cash generated from continuing operations and its ability to access external capital, if necessary, are sufficient for working capital and to fund operations over the next twelve months.

The Company has explored multiple alternatives that may be available for the purpose of enhancing stockholder value, including a merger, a spin-off or sale of part of its business, a strategic relationship or joint venture with another technology or financial services firm and equity financing. The Company continues to explore opportunities to enhance stockholder value.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

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

Revenue Recognition

We principally derive revenue from licensing technology and providing management and maintenance services of MEPS and H!Box software, ticker plant technologies, and managed services. Additionally, we derive revenue from the development of customized software. Revenue is recognized (1) ratably over the term of the agreement for MEPS and H!Box and (2) based on time and materials for the development of customized software.

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement, (2) delivery, (3) fixed or determinable fee, and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to our software products (including specified upgrades/enhancements) is recognized upon delivery of the products. Revenue allocated to post contract customer support is recognized ratably over the term of the support and revenue allocated to service elements (such as training) is recognized as the services are performed.

On October 31, 2003, we sold our consolidated market data feed business. Revenue recognized prior to October 31, 2003, related to the assets sold and included in discontinued operations was principally derived from service contracts for the provision of market data only and service contracts for the provision of market data together with analytical software. HyperFeed primarily serviced the business-to-business marketplace. Revenue from service contracts was recognized ratably over the contract term as the contracted services were rendered.

On June 2, 2003, we sold certain assets of HYPRWare, consisting of its retail investor unit and Web site. Revenue recognized prior to June 2, 2003 related to the HYPRWare assets sold was primarily derived from analytics service, powered by the HyperFeed data feed, for Internet users in the consumer marketplace and from the sale of advertising on its Web site. Revenue from the sale of advertising was recognized as the advertising was displayed on the Web site.

HYPRWare derives revenue from royalties related to license fees for customers it referred to Townsend prior to December 31, 2002.

Allowance for Doubtful Accounts

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

Valuation of Intangible Assets and Software Development Costs

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. We assess the recoverability of our software development costs against estimated future revenue over the estimated remaining economic life of the software. (See Note 14 of the Notes to Consolidated Financial Statements.)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of SFAS No. 150 must be classified by the issuer as liabilities (or assets in some circumstances). The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We currently have no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.” This Interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In October 2003, the FASB issued a Staff Position deferring the effective date of this Interpretation for all public entities until the first interim or annual period ending after December 15, 2003. The Company adopted Interpretation No. 46 on December 31, 2003. The adoption of Interpretation No. 46 did not have an impact on the Company’s financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation addresses the disclosures to be made by a guarantor in its financial statements about its obligations under guarantee. In addition, it also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The provisions became effective December 15, 2002 and did not have an impact on the Company’s Consolidated Financial Statements.

In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“the Issue”). The guidance in this Issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of the Issue did not have a significant impact on our consolidated financial statements and management is currently reviewing the impact that EITF 00-21 will have on our future results of operations.

OTHER

We do not believe general inflation materially impacts our sales and operating results. We do not expect that current tax legislation will significantly affect our future financial position, liquidity or operating results.

At December 31, 2003, we had Federal income tax net operating loss carryforwards of approximately $23.8 million for Federal income tax purposes and approximately $23.8 million for the alternative minimum tax. In 2003, we utilized Federal income tax net operating loss carryforwards of approximately $0.5 million and alternative minimum tax net operating loss carryforwards of approximately $0.1 million. Approximately $1.1 million of these net operating losses relates to exercise of incentive employee stock options and will be credited directly to stockholders’ equity when realized. We also had research and development credits of $0.1 million that will all expire by 2011 if not previously utilized. Our net operating loss carryforwards are limited to $10.1 million for 2003 and an additional $1.2 million for each subsequent year thereafter. The net operating loss carryforwards expire through 2023. We have not recorded any tax benefits related to these net operating loss carryforwards. (See Note 5 of the Notes to Consolidated Financial Statements.)

FACTORS THAT MAY AFFECT FUTURE RESULTS

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Failure to execute our new business model will adversely affect our business and your investment in the Company.

While the sale of PCQuote and the remainder of our consolidated market data feed business improved our cash position and overall financial strength, we expect to face many challenges in building our business around our new business model. In particular, our ability to successfully execute our new business model will be dependent on our ability to maintain and develop advanced ticker plant technologies in a cost effective manner and aggressively license such technologies to the financial services industry. If we fail to successfully execute our new business model, our business and your investment in our Company will be adversely affected.

We have experienced and expect to continue to experience significant period-to-period fluctuations in our revenue and operating results, which may result in volatility in the price of our stock.

Our quarterly revenue and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. In particular, the execution of our new business model may increase volatility in our quarterly revenue and operating results. Accordingly, period-to-period comparisons should not be used to anticipate results or trends in future periods. In addition, these variations may cause our stock price to fluctuate. If quarterly results fail to meet public expectations, the price of our stock may decline.

We have a recent history of operating losses and may not become or remain profitable.

We have sustained significant losses in recent years and may not become profitable in the future. If we incur additional losses or fail to achieve profitability in the future, this will hinder our ability to operate our current business and may affect the trading price of our common stock. We incurred a net loss of $4.4 million for the fiscal year ended December 31, 2002 and a net loss of $2.7 million, before the gain on the sales of our discontinued operations, for the fiscal year ended December 31, 2003. As of December 31, 2003, we had an accumulated deficit of approximately $40.4 million. These conditions raise doubt about our ability to operate profitably in the future.

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

The financial services industry is constantly changing and evolving. Recent trends in this industry have included consolidated market data feed vendor consolidation, the proliferation of program trading, and the advent of new products from market data sources. Together with the effect of current economic conditions, these factors are influencing financial institutions to get market data feeds directly from each market data source. While HyperFeed’s MEPS model was introduced in response to these emerging trends, the financial services industry will likely continue to change and evolve. The success of our business will depend on our ability to successfully foresee, identify, and adapt to evolving trends in the industries in which we operate.

In addition, the financial services industry has experienced and is continuing to experience rapid technological advances and developments. We are actively engaged in research and development activities to try to meet our customers’ needs and preferences. There can be no assurance, however, that we will be successful in addressing technological advances and developments on a timely basis or that, if addressed, we will be successful in the marketplace. A delay or failure to address technological advances and developments could have a material adverse effect on our results of operations. In addition, there can be no assurance that technologies developed by others will not render our products and services noncompetitive or obsolete.

Our financial performance is highly dependent on the timely and successful introduction of new products and services.

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

We may not be able to successfully integrate new management.

In 2002 and 2003, we hired a new senior management team. If we are unable to successfully integrate these new members into our business, it could have a material adverse effect upon our business, financial condition, and results of operations.

A principal stockholder is in a position to control matters requiring stockholder vote, which may impair investors from realizing maximum returns on their investment in HyperFeed.

PICO owns or has the right to acquire approximately 55.2% of our shares of common stock that would be outstanding after they exercised their rights to acquire additional shares. Accordingly, PICO is in a position to control the outcome of matters requiring a stockholder vote, including the election of directors. Such control could have the effect of discouraging, or making more difficult, an unsolicited acquisition of us by means of a tender offer, a proxy contest or otherwise, even though an unsolicited acquisition could have resulted in our stockholders receiving a premium for their shares or be otherwise economically beneficial to them.

We rely on software licensing agreements from third parties that could be terminated or allowed to expire.

We license software applications from unaffiliated third parties. The termination of these license agreements by unaffiliated third parties could have a material adverse effect on our business, financial condition, and results of operations. These license agreements are for initial terms and provide for automatic renewals unless terminated by delivering written notice prior to the renewal date.

We compete with companies that have greater financial, technical, and monetary resources than we do, which could result in additional pricing pressures on us and reduce our profitability.

We believe the market for ticker plant technologies used to facilitate and manage direct market data feeds in a MEPS model is opportune and has recently developed due to key trends in the financial services industry. Direct competitors include small consulting firms that sell market data feed servers and in-house development teams, but these firms only compete with HyperFeed on the first level of service (source servers) involving FEPs. Examples of these types of firms are InfoDyne and Wombat consulting. We do not believe that these firms currently offer ticker plant services such as time/sales, money flow and bid/ask, data management tools like Neosphere and Control Room, ZLC technologies or SDKs and adaptors. We believe that a multitude of consultancy and software providers exist that can offer once-off solutions that compare with our offerings but, to our knowledge, these consultancy and software providers do not offer the highly configurable software and customized development offered by HyperFeed.

We believe that there are large companies in the financial market data industry that can offer more comprehensive consolidated data feed products. Though these products do not match the speed of receiving data directly from market data sources, they may be more cost effective and offer greater breadth of data. In addition, these firms may develop and launch a product that competes directly with our ticker plant technologies. We believe our primary competitors in this area include Reuters, Thomson Corporation, IDC, and Bloomberg. These competitors have significantly greater financial, technical, and marketing resources and greater name recognition than we do. Our goal is to not compete with these premiere data providers but to license our technology to them. Nonetheless, there can be no assurance that we will be able to achieve our goal or otherwise compete successfully with our existing competitors or with any new competitors.

Our licensing and consulting contracts may subject us to litigation, which may be costly for us to defend.

Many of our contracts are for services and software technologies that are critical to the operations of our customers’ businesses. The failure or inability to deliver services and software to our customers’ satisfaction could have a material adverse effect on their operations and could consequently subject us to litigation. Any litigation could cause us to incur legal fees and use management resources, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We depend on a limited number of customers for a substantial portion of our revenue and a loss of current major customers would significantly reduce our revenue.

A limited number of customers historically have accounted for a substantial portion of our revenue. In the fiscal year ending December 31, 2003, revenue from one customer represented approximately 52% and another approximately 36% of our consolidated revenue from continuing operations. In the fiscal year ending December 31, 2002, revenue from one customer represented 100% of our consolidated revenue from continuing operations. We have experienced significant changes from year to year in the composition of our major customer base and believe this pattern will continue. The loss of or a significant reduction in purchases by current major customers that are not offset by corresponding increases from other current or future customers would have a material adverse effect on our business, financial condition, and results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2003, we had excess cash invested in a money market account and a short-term certificate of deposit. We do not expect any material loss, if at all, on these investments. We had no interest bearing debt instruments outstanding at December 31, 2003.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

The Board of Directors and Stockholders of

HyperFeed Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002.

/s/ KPMG LLP
Chicago, Illinois
March 4, 2004

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$4,668,038	$1,096,711
Accounts receivable, less allowance for doubtful accounts of: 2003: $0; 2002: $0	797,048	73,290
Notes receivable, less allowance of: 2003: $50,000; 2002: $150,000	150,465	199,142
Prepaid expenses and other current assets	173,816	85,893
Assets related to discontinued operations	811,878	1,097,645
Total current assets	6,601,245	2,552,681

Property and equipment
Computer equipment	2,343,853	2,834,875
Communication equipment	1,296,550	1,402,652
Furniture and fixtures	82,839	108,947
Leasehold improvements	531,809	531,397
	4,255,051	4,877,871
Less: accumulated depreciation and amortization	(3,019,964)	(3,373,394)
	1,235,087	1,504,477

Other intangible assets, net of accumulated amortization of: 2003: $70,000; 2002: $10,000	110,000	170,000
Software development costs, net of accumulated amortization of: 2003: $2,733,126; 2002: $3,189,313	1,732,721	2,013,703
Deposits and other assets	35,205	54,729
Total assets	$9,714,258	$6,295,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$605,644	$185,913
Accrued expenses	587,193	234,878
Accrued compensation	73,157	72,801
Income taxes payable	40,000	—
Unearned revenue	15,000	—
Liabilities related to discontinued operations	2,419,879	3,171,092
Total current liabilities	3,740,873	3,664,684

Accrued expenses, less current portion	292,676	36,089
Total liabilities	4,033,549	3,700,773

Stockholders’ Equity
Preferred stock, $.001 par value; authorized 5,000,000 shares; issued and outstanding:
Series A and B 5% convertible: 0 shares at December 31, 2003 and 2002	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding: 3,051,989 shares at December 31, 2003 and 2,503,067 shares at December 31, 2002	3,052	2,503
Additional paid-in capital	46,070,113	44,585,588
Accumulated deficit	(40,392,456)	(41,993,274)
Total stockholders’ equity	5,680,709	2,594,817
Total liabilities and stockholders’ equity	$9,714,258	$6,295,590

See accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the following years ended December 31	2003	2002	2001
Revenue
HyperFeed	$1,029,340	$—	$—
HYPRWare	570,623	911,141	296,949
Total revenue	1,599,963	911,141	296,949

Direct costs of revenue	1,537,323	1,342,839	1,826,799

Gross margin	62,640	(431,698)	(1,529,850)

Operating expenses
Sales and marketing	614,845	—	—
General and administrative	3,121,500	2,552,604	2,207,380
Research and development	1,827,975	1,426,502	2,912,513
Operations	186,706	—	—
Depreciation and amortization	997,729	1,685,285	1,713,883
Total operating expenses	6,748,755	5,664,391	6,833,776

Loss from operations	(6,686,115)	(6,096,089)	(8,363,626)

Other income (expense)
Interest income	20,381	22,035	104,281
Interest expense	(1,636)	(2,772)	(6,293)
Net other income	18,745	19,263	97,988

Loss from continuing operations before income taxes	(6,667,370)	(6,076,826)	(8,265,638)
Income tax benefit	(2,612,000)	(1,004,099)	(2,820,000)

Loss from continuing operations	(4,055,370)	(5,072,727)	(5,445,638)

Discontinued operations
Income from discontinued operations, net of taxes (benefit) of 2003: $(29,000); 2002: $957,800; 2001: $2,849,231	1,329,343	711,953	4,000,471
Gain on disposition of discontinued operations, net of taxes of $2,681,000	4,326,845	—	—
Income from discontinued operations	5,656,188	711,953	4,000,471

Net income (loss)	1,600,818	(4,360,774)	(1,445,167)
Preferred dividends	—	—	(927,455)
Net income (loss) available for common stockholders	$1,600,818	$(4,360,774)	$(2,372,622)

Basic net income (loss) per share available for common stockholders:
Continuing operations	$(1.43)	$(2.09)	$(3.49)
Discontinued operations	1.99	0.29	2.19
Basic net income (loss) per share available for common stockholders	$0.56	$(1.80)	$(1.30)
Diluted net income (loss) per share available for common stockholders:
Continuing operations	$(1.41)	$(2.09)	$(3.49)
Discontinued operations	1.97	0.29	2.19
Diluted net income (loss) per share available for common stockholders	$0.56	$(1.80)	$(1.30)
Basic weighted-average common shares outstanding	2,844,751	2,427,674	1,827,285
Diluted weighted-average common shares outstanding	2,870,154	2,427,674	1,827,285

See accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

	Series A 5% Convertible Preferred Stock Shares	Series B 5% Convertible Preferred Stock Shares	Series A 5% Convertible Preferred Stock Amount	Series B 5% Convertible Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2000	19,075	28,791	$19	$29	1,575,630	$1,576	$41,950,789	$(35,259,878)	$6,692,535
Net loss	—	—	—	—	—	—	—	(1,445,167)	(1,445,167)
Issuance of common stock	—	—	—	—	18,044	18	176,064	—	176,082
Issuance of common stock for Marketscreen.com acquisition	—	—	—	—	45,000	45	1,147,455	—	1,147,500
Conversion of preferred stock to common stock	(19,075)	(28,791)	(19)	(29)	656,241	656	(608)	—	—
Issuance of common stock as preferred dividend	—	—	—	—	90,044	90	927,365	(927,455)	—
Balance at December 31, 2001	—	—	—	—	2,384,959	2,385	44,201,065	(37,632,500)	6,570,950
Net loss	—	—	—	—	—	—	—	(4,360,774)	(4,360,774)
Issuance of common stock	—	—	—	—	23,205	23	79,504	—	79,527
Exercise of warrants for common stock	—	—	—	—	94,903	95	305,019	—	305,114
Balance at December 31, 2002	—	—	—	—	2,503,067	2,503	44,585,588	(41,993,274)	2,594,817
Net income	—	—	—	—	—	—	—	1,600,818	1,600,818
Issuance of common stock	—	—	—	—	548,922	549	1,484,525	—	1,485,074
Balance at December 31, 2003	—	—	$—	$—	3,051,989	$3,052	$46,070,113	$(40,392,456)	$5,680,709

See accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the following years ended December 31	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$1,600,818	$(4,360,774)	$(1,445,167)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,027,215	1,685,286	1,644,067
Amortization of software development costs	1,330,879	1,363,827	2,087,497
Provision for doubtful accounts	150,000	—	—
Gain on disposition of discontinued operations	(7,007,845)	—	—
Changes in assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	(723,758)	(8,466)	(64,824)
Prepaid expenses and other current assets	(87,923)	(36,154)	(33,972)
Deposits and other assets	19,524	7,873	(44,849)
Accounts payable	419,731	87,044	30,684
Accrued expenses	352,671	(31,958)	(64,212)
Deferred rent	256,587	(36,089)	(36,086)
Unearned revenue	15,000	—	—
Income taxes payable	40,000	(5,000)	(30,000)
Net cash provided by (used in) continuing operations	(2,607,101)	(1,334,411)	2,043,138
Net cash provided by (used in) discontinued operations	(854,094)	3,226,230	(264,581)
Net cash provided by (used in) operating activities	(3,461,195)	1,891,819	1,778,557

Cash flows from investing activities:
Purchase of property and equipment	(643,769)	(458,869)	(1,541,137)
Software development costs capitalized	(1,157,460)	(1,329,001)	(1,555,189)
Proceeds from sale of discontinued operations	7,300,000	—	—
Purchase of Marketscreen, net of cash acquired	—	—	(424,009)
Repayment (issuance) of note receivable	48,677	858	(100,000)
Net cash provided by (used in) investing activities	5,547,448	(1,787,012)	(3,620,335)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,485,074	384,641	176,082
Proceeds from sale (purchase) of restricted cash equivalents	—	250,000	(50,000)
Payment to bank for assignment of note receivable	—	(250,000)	—
Principal payments on notes payable	—	—	(199,634)
Net cash provided by (used in) financing activities	1,485,074	384,641	(73,552)

Net increase (decrease) in cash and cash equivalents	3,571,327	489,448	(1,915,330)
Cash and cash equivalents at beginning of year	1,096,711	607,263	2,522,593
Cash and cash equivalents at end of year	$4,668,038	$1,096,711	$607,263

Supplemental disclosures of cash flow information:
Interest paid	$1,636	$2,772	$68,766
Income taxes paid (refunded)	$7,665	$(2,228)	$65,458

Supplemental disclosures of noncash investing and financing activities:
Note received as consideration for disposition of discontinued operations	$150,000	$—	$—
Value of stock consideration for acquisition of Marketscreen	$—	$—	$1,147,500

See accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

In late 2002, the Company began to transform itself by focusing on its ticker plant technologies, allowing clients to process exchange feeds at their location, thereby minimizing latency and response time for data intensive applications. In late 2003, the Company completed the transformation and now focuses exclusively on providing managed products for the rapidly emerging low latency, high performance marketplace.

HyperFeed’s software technology serves as a corporate-wide ticker plant, enabling financial institutions with the flexibility and agility to control their own data sources and data content in a cost-effective manner. HyperFeed’s MEPS and H!Box products are designed specifically to support real-time market data, data management, data reporting, and value-added services for use in delivering and receiving financial content. HyperFeed’s software can be used with industry-leading APIs, third-party applications, or proprietary applications. MEPS and H!Box have flexible licensing models for use by financial institutions, exchanges, buy and sell side analysts, content providers, re-distributors, channel partners and value-added resellers.

The Company has over twenty years experience designing, building, and running ticker plants for the North American financial marketplace. Over 1,500 of HyperFeed’s high performance single server H!Box products are currently deployed at client sites. HyperFeed’s technology supports many firms demanding transaction and order routing systems.

HyperFeed derives revenue from license fees charged for access to its MEPS and H!Box products, related maintenance, plus consulting services tied to its MEPS product. HyperFeed’s customer base consists primarily of financial institutions, exchanges, buy and sell side analysts, content providers, re-distributors, channel partners value-added resellers, and financial network providers.

Significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of HyperFeed and its subsidiary, HYPRWare, and have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include all adjustments, including the elimination of all significant intercompany transactions in consolidation, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

Accounting Estimates

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

Cash and Cash Equivalents

The Company considers short-term and highly liquid investments to be cash equivalents. As of December 31, 2003, the Company has a money market account at a financial institution, which management believes has a strong credit rating, with a balance of $4,567,638 and a certificate of deposit with a balance of $100,000.

Property and Equipment

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

Software Development Costs

On October 31, 2003, the Company sold its consolidated market data feed business. HyperFeed’s continuing investment in software development consists primarily of enhancements to its MEPS and H!Box products. Prior to October 31, 2003, HyperFeed also invested in its existing Windows-based market data distribution platform, the direct exchange services, the development of new data analysis software and programmer tools and the application of new technology to increase the data volume and delivery speed of the Company’s distribution system.

Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility of computer software products to be licensed or otherwise marketed, are expensed as research and development costs as incurred. Once technological feasibility has been determined, costs incurred in the construction phase of software development including coding, testing, and product quality assurance are capitalized.

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

For the year ended December 31, 2003, the Company wrote-off capitalized software in connection with the sales of its consolidated market data feed business and PCQuote. The amount written-off had a carrying value of $107,563 and is included in the gain on disposition of discontinued operations.

Financial Instruments

The Company's financial instruments include accounts receivable, notes receivable, accounts payable, and accrued expenses.  The Company has no financial instruments for which the carrying value materially differs from fair value.

Income Taxes

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

Stock Based Compensation

At December 31, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note 4. The plan is accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Net income (loss) available for common stockholders	$1,600,818	$(4,360,774)	$(2,372,622)
Compensation expense related to stock options granted	(88,191)	(1,331,657)	(3,875,596)
Pro forma net income (loss) available for common stockholders	$1,512,627	$(5,692,431)	$(6,248,218)

Basic net income (loss) per share:
As reported	$0.56	$(1.80)	$(1.30)
Pro forma	$0.53	$(2.30)	$(3.40)
Diluted net income (loss) per share:
As reported	$0.56	$(1.80)	$(1.30)
Pro forma	$0.53	$(2.30)	$(3.40)

Revenue Recognition

HyperFeed revenue is principally derived from licensing technology and providing management and maintenance services of MEPS and H!Box software, ticker plant technologies, and managed services. Additionally, HyperFeed derives revenue from the development of customized software. Revenue is recognized (1) ratably over the term of the agreement for MEPS and H!Box and (2) based on time and materials for the development of customized software.

On October 31, 2003, the Company sold its consolidated market data feed business. Revenue recognized prior to October 31, 2003, related to the assets sold and included in discontinued operations was principally derived from service contracts for the provision of market data only and service contracts for the provision of market data together with analytical software. HyperFeed primarily serviced the business-to-business marketplace. Revenue from service contracts was recognized ratably over the contract term as the contracted services were rendered. HyperFeed customers were generally billed one month in advance with 30-day payment terms. Payments received prior to services being rendered and customers’ deposits on service contracts are classified on the balance sheet as liabilities related to discontinued operations.

The Company applies the provisions of the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and related interpretations, which specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement, (2) delivery, (3) fixed or determinable fee, and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to the Company’s software products (including specified upgrades/enhancements) is recognized upon delivery of the products. Revenue allocated to post contract customer support is recognized ratably over the term of the support and revenue allocated to service elements (such as training) is recognized as the services are performed.

Under SOP 97-2, revenue from contracts that do not require significant production, modification, or customization of software may be recognized when the above criteria are met. Revenue from contracts that require significant production, modification, or customization of software must be accounted for in conformity with the provisions of Accounting Research Bulletin No. 45, “Long-Term Construction Contracts,” using the relevant guidance therein, and AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). SOP 81-1 provides for revenue recognition under the “percentage-of-completion” or “completed contract” method depending on the facts and circumstances of contracts entered into and management’s ability to reasonably estimate its progress toward completion. Contract losses, if any, are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. For those contracts which the Company cannot reasonably estimate progress toward completion, the Company employs the completed contract method of accounting. Revenue from arrangements accounted for under contract accounting are allocated among licensed technologies, managed services, and consulting fees based on the contractual terms of the arrangements.

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

HYPRWare derives revenue from royalties related to license fees for customers it referred to Townsend Analytics, Ltd. prior to December 31, 2002.  Revenue is recorded as royalties are reported from Townsend.

Intangible Assets

Intangible assets consist principally of acquired developed technology. Amortization is calculated using the straight-line method over the respective estimated useful lives, three years for developed technology. During the first quarter of 2002, the Company implemented SFAS No. 142, “Goodwill and Other Intangible Assets,” which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test.  The adoption of SFAS No. 142 had no impact on the Company's financial statements as of January 1, 2002.

Computation of Net Income (Loss) Per Share

Basic earnings per share (“EPS”) is based on the weighted-average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share includes the dilutive effect of unexercised common stock equivalents. The Company had equity securities that, if exercised, would have had a dilutive effect on EPS had the Company generated income in all quarterly periods during 2003, 2002 and 2001. The dilutive effect of such securities would have been an additional 15,827, 3,992, and 312,598 weighted-average shares outstanding during the years ended December 31, 2003, 2002, and 2001, respectively. For the year ended December 31, 2003, weighted-average equity securities totaling 548,583 were excluded from the calculations as their effect was anti-dilutive due to such securities having exercise prices in excess of the weighted-average market value of the Company’s common stock during the year.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for all periods presented to reflect the sale on October 31, 2003 of the consolidated market data feed service contracts and the sale on June 2, 2003 of the individual retail investor unit and related assets, both of which have been accounted for as discontinued operations. Certain costs formerly reported as a component of data feed operations in direct costs of revenue are now reported as operating expenses consistent with the current business model.

Recent Accounting Pronouncements

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. We adopted SFAS No. 149 on July 1, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.” This Interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In October 2003, the FASB issued a Staff Position deferring the effective date of this Interpretation for all public entities until the first interim or annual period ending after December 15, 2003. We adopted Interpretation No. 46 on December 31, 2003. The adoption of Interpretation No. 46 did not have a material impact on our financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation addresses the disclosures to be made by a guarantor in its financial statements about its obligations under guarantee. In addition, it also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The provisions became effective December 15, 2002 and did not have a material impact on the Company’s Consolidated Financial Statements.

In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“the Issue”). The guidance in this Issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of the Issue did not have a significant impact on the Company’s consolidated financial statements.

Note 2. Transactions With Affiliates

PICO Holdings, Inc. (“PICO”) owns 50.7% of HyperFeed’s common stock as of December 31, 2003.

Subject to the terms and conditions of a Securities Purchase Agreement (the “Securities Agreement”) entered into on September 23, 1998, by the Company and PICO and Physicians Insurance Company of Ohio, a wholly owned subsidiary of PICO,  the Company issued to PICO a warrant to purchase 310,617 shares of common stock of the Company at an exercise price of $15.75 per share (120% of the Series B Closing Price), and an expiration date of April 30, 2005. In lieu of exercising the warrant for cash, the holder may elect to receive shares of the Company’s common stock equal to the “value” of the warrant determined in accordance with a formula specified in the warrant (the “Conversion Value”). The number of shares of the Company’s common stock subject to the warrant and the exercise price will be adjusted to reflect stock dividends; reclassifications or changes of outstanding securities of the Company; any consolidation, merger or reorganization of the Company; stock splits; issuances of rights, options or warrants to all holders of shares of the Company’s common stock exercisable at less than the current market price per share; and other distributions to all holders of shares of the Company’s common stock. In the event of any sale, license or other disposition of all or substantially all of the assets of the Company or any reorganization, consolidation or merger involving the Company in which the holders of the Company’s securities before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity (an “Acquisition”), if the successor entity does not assume the obligations of the warrant and the holder has not fully exercised the warrant, the unexercised portion of the warrant will be deemed automatically converted into shares of the Company’s common stock at the Conversion Value. Alternatively, the holder may elect to cause the Company to purchase the unexercised portion of the warrant for cash upon the closing of any Acquisition for an amount equal to (a) the fair market value of any consideration that would have been received had the holder exercised the unexercised portion of the warrant immediately before the record date for determining stockholders entitled to participate in the proceeds of the Acquisition, less (b) the aggregate exercise price.

Subject to the terms and conditions of the Securities Agreement, the Company and PICO, as the holder of three Common Stock Purchase Warrants, previously issued in consideration of a Loan and Security Agreement, entered into on May 5, 1997, by the Company and PICO, to purchase an aggregate of 94,904 shares of common stock of the Company (the “Existing Warrants”), each of which was to expire on April 30, 2000, entered into Amendments of the Existing Warrants to extend the term of the Existing Warrants until April 30, 2005.

On September 17, 2001, PICO and its affiliates, Citation Insurance Company and Sequoia Insurance Company, converted all of their Series A and Series B convertible preferred stock to HyperFeed common stock. Under the terms on which the Series A and Series B preferred stock was issued on December 18, 1998, PICO converted 19,075 shares of Series A preferred stock into 329,072 shares of HyperFeed common stock. PICO and its affiliates converted 28,791 shares of Series B preferred stock into 417,214 shares of HyperFeed common stock. The conversion price was $10.30, being the last reported sale price for HyperFeed common shares at the close of regular trading on Monday, September 10, 2001. As part of the conversion formula, the preferred stockholders were entitled to include all accrued and unpaid dividends. At the time of the conversion, the accumulated dividend was $927,455. Although no cash was paid, accounting treatment for the conversion required the recording of a non-cash preferred dividend in the consolidated results of operations. Also as a result of the conversion, there are no preferred shares outstanding.

On August 19, 2002, PICO, the Company’s principal shareholder, exercised three previously issued Common Stock Purchase Warrants (“Warrants”). In accordance with the terms of the Warrants, PICO acquired 94,903 shares of HyperFeed common stock for $305,114 or $3.215 per share, the average closing bid price for the twenty trading days preceding the date of exercise.

On May 15, 2003, the Company completed a planned private placement of 526,063 shares of common stock (representing 17.4% of the Company’s outstanding common stock after including the shares from this transaction) at $2.705 per share to the Company’s executive officers, individual board members, and PICO for an aggregate purchase price of $1.4 million. PICO purchased 443,623 common shares as part of this private placement.

Note 3. Stockholders’ Equity and Equity Transactions

Equity Transactions

On August 19, 2002, PICO, the Company’s principal shareholder, exercised three previously issued Common Stock Purchase Warrants. In accordance with the terms of the Warrants, PICO acquired 94,903 shares of HyperFeed common stock for $305,114 or $3.215 per share, the average closing bid price for the twenty trading days preceding the date of exercise.

As a result of the foregoing, in connection with the Company’s financing, equity, and related party transactions, PICO holds warrants for the purchase of 310,617 shares of the Company’s common stock at December 31, 2003. The warrants expire on April 30, 2005 and have an exercise price of $15.75 per share.

On May 15, 2003, the Company completed a planned private placement of 526,063 shares of common stock (representing 17.4% of the Company’s outstanding common stock after including the shares from this transaction) at $2.705 per share to the Company’s executive officers, individual board members, and PICO for an aggregate purchase price of $1.4 million.

On August 13, 2003, the Company effected a one-for-ten (1:10) reverse split of the Company’s common stock. All share and per share data in the accompanying consolidated financial statements and in these Notes to Consolidated Financial Statements give effect to the reverse stock split.

Preferred Stock

A holder of Series A Preferred is entitled to receive cash dividends, when and as declared by the Board out of funds legally available for such purpose, in the annual amount of 5% of the per share purchase price, payable quarterly on the 15th day of March, June, September, and December in each year. A holder of Series B Preferred is entitled to receive cash dividends, when and as declared by the Board out of funds legally available for such purpose, in the annual amount of 5% of the per share purchase price, payable quarterly on the 15th day of March, June, September, and December in each year. Dividends payable for any period less than a full quarter shall be computed on and paid for the actual number of days elapsed. Dividends shall accrue on each share of Preferred Stock from the date of issue of such share of stock (the “Issuance Date”).

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

There were no shares of preferred stock outstanding as of December 31, 2003.

Note 4. Employee Stock Options

The Company has an Employees’ Combined Incentive and Non-Statutory Stock Option Plan (the “Plan”). The Plan provides that at all times optional shares outstanding plus shares available for grants equal to 500,000 shares. Generally, these options may be granted to the Company’s key employees at a purchase price equal to the fair value of HyperFeed’s common stock at date of grant and are generally exercisable for a period of up to five years from the date of grant.

Option activity was as follows for the years ended December 31, 2003, 2002, and 2001:

	2003		2002		2001
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	343,190	$29.38	402,458	$41.70	410,496	$44.00
Granted	235,936	5.38	145,700	5.00	26,000	24.40
Exercised	—	—	—	—	(1,082)	(10.10)
Forfeited/Cancelled	(183,548)	41.87	(204,968)	(36.30)	(32,956)	(57.30)
Outstanding at end of year	395,578	$9.27	343,190	$29.38	402,458	$41.70
Exercisable at year-end	110,565	$19.78	219,460	$38.75	263,738	$35.39

Shares available for option under the Plan were 104,422, 156,810, and 97,542 at December 31, 2003, 2002 and 2001, respectively.

Options granted under the Plan generally become exercisable at an annual cumulative rate of one-third of the total number of options granted. The exercise prices for options outstanding at December 31, 2003 ranged from $2.60 to $88.75 per share.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Expected life	5.00 years	5.00 years	5.00 years
Dividend rate	0%	0%	0%
Risk-free interest rate	2.80%	3.60%	4.90%
Volatility factors	99%	103%	123%

The weighted-average exercise price and weighted-average fair value of options granted during 2003, 2002 and 2001 where the market price equals, exceeds, or is less than the exercise price at the time of grant is as follows:

	2003			2002			2001

Equals

Exceeds

Is Less Than

Equals

Exceeds

Is Less Than

Equals

Exceeds

Is Less Than

Exercise price	$5.38	—	—	$5.00	—	—	$24.40	—	$24.25
Fair value of option	$4.06	—	—	$3.91	—	—	$20.81	—	$16.40

No compensation expense from stock-based compensation awards was recognized in the Consolidated Statements of Operations for 2003, 2002, and 2001.

A further summary of options outstanding at December 31, 2003, is as follows:

Exercise Price

Number Outstanding

Weighted-Average Remaining Contractual Life in Years

Number Exercisable

$2.600	15,000	4.16	—
$3.000	32,000	3.64	10,667
$3.900	35,000	3.88	13,000
$4.590	31,050	4.64	—
$4.800	2,000	3.38	2,000
$4.939	22,000	4.73	—
$5.441	71,074	4.90	—
$6.000	3,000	4.92	—
$6.300	32,000	3.15	10,668
$6.400	79,560	4.39	1,336
$13.750	48,793	3.45	48,793
$24.800	2,000	2.39	2,000
$52.500	2,500	0.63	2,500
$57.500	1,000	1.16	1,000
$58.125	8,950	0.96	8,950
$59.375	6,851	0.21	6,851
$60.000	2,300	1.23	2,300
$88.750	500	0.72	500
	395,578	3.97	110,565

Note 5. Income Taxes

The significant components of deferred tax assets and deferred tax liabilities were as follows at December 31, 2003 and 2002:

	2003	2002
Deferred tax assets:
Unearned revenue	$22,449	$410,266
Receivable allowances	71,269	81,324
Property and equipment	549,304	599,877
Accrued expenses	29,419	32,782
Other	92,725	105,639
Net operating loss carryforwards	8,316,784	8,722,062
Restructuring expense	84,256	159,367
Research and development credit carryforwards	106,000	106,000
	9,272,206	10,217,317
Valuation allowance	(8,596,314)	(9,422,220)
	675,892	795,097
Deferred tax liabilities:
Software capitalization	(606,452)	(704,657)
Intangible assets	(38,500)	(59,500)
Other	(30,940)	(30,940)
	(675,892)	(795,097)
Net deferred tax assets	—	—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion, or all, of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The benefit from taxes on losses from continuing operations was as follows for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Current:
Federal	$(2,060,000)	$(834,099)	$(2,280,000)
State and local	(552,000)	(170,000)	(540,000)
Deferred	—	—	—
Total income tax benefit	$(2,612,000)	$(1,004,099)	$(2,820,000)

Income tax expense (benefit) on income from discontinued operations was as follow for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Current:
Federal	$(40,000)	$780,000	$2,304,099
State and local	11,000	177,800	545,132
Deferred	—	—	—
Total income tax expense (benefit)	$(29,000)	$957,800	$2,849,231

The differences between the income tax benefit computed at the statutory Federal income tax rate and the Company’s income tax benefit were as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Statutory rate provision	$(2,333,580)	$(2,126,889)	$(2,892,973)
Increase (decrease) resulting from:
Nondeductible expenses	24,583	36,468	8,702
State income taxes (net of Federal benefit)	(358,800)	(110,500)	(351,000)
Expiration of net operating loss carryforwards	228,816	—	1,732,356
Change in valuation allowance	(161,965)	1,209,550	(1,316,328)
Other	(11,054)	(12,728)	(757)
	$(2,612,000)	$(1,004,099)	$(2,820,000)

At December 31, 2003, the Company had Federal income tax net operating loss carryforwards of approximately $23.8 million for Federal income tax purposes and approximately $23.8 million for the alternative minimum tax. In 2003, the Company utilized Federal income tax net operating loss carryforwards of approximately $0.5 million and alternative minimum tax net operating loss carryforwards of approximately $0.1 million. Approximately $1.1 million of these net operating losses relates to exercise of incentive employee stock options and will be credited directly to stockholders’ equity when realized. The Company also had research and development credits of $0.1 million that will all expire by 2011 if not previously utilized. The Company’s net operating loss carryforwards are limited to $10.1 million for 2003 and an additional $1.2 million for each subsequent year thereafter. The net operating loss carryforwards expire through 2023. The Company has not recorded any tax benefits related to these net operating loss carryforwards.

Note 6. Lease Commitments

The Company leases certain real and personal property under noncancelable operating leases. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Rent expense under these leases is recognized on a straight-line basis. Rent expense for operating leases was $633,204, $831,357, and $782,993 for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum lease payments for the Company as lessee as of December 31, 2003 are as follows:

Years ending December 31:

Operating Leases

2004	$491,287
2005	449,595
2006	423,816
2007	379,733
2008 and thereafter	544,770
Total minimum lease payments	$2,289,201

Note 7. Other Commitments

On July 31, 2001, HYPRWare and Townsend entered into an agreement to terminate their Software License and Distributor Agreement dated May 28, 1999. HYPRWare subsequently entered into a new agreement with Townsend to market the Internet version of the software application currently marketed as HYPRWare 6.0 RealTick. Under the new agreement, Townsend will provide the services, formerly provided by HYPRWare, to the existing subscribers of its software and pay to HYPRWare a portion of the license fees collected from those subscribers and new subscribers referred through HYPRWare. The new agreement replaced the prior agreement between Townsend Analytics and the Company’s subsidiary, HYPRWare. Townsend did not renew the agreement, which expired in December 2002. Townsend remains obligated under the agreement to pay HYPRWare a portion of the license fees collected from existing subscribers referred through HYPRWare until the earlier of (i) the third anniversary of the expiration, termination, or non-renewal of the agreement or (ii) the date on which the aggregate monthly payments under the agreement become less than $10,000.

Note 8. Segment Information

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has identified two segments within which it operates. HyperFeed derives revenue principally in the business-to-business sector and HYPRWare derives revenue from royalties related to license fees collected by Townsend from subscribers who had been referred through HYPRWare. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments were as follows for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Revenue:
HyperFeed	$1,029,340	64.3%	$—	0.0%	$—	0.0%
HYPRWare	570,623	35.7%	911,141	100.0%	296,949	100.0%
Total revenue	$1,599,963	100.0%	$911,141	100.0%	$296,949	100.0%

Operating income (loss):
HyperFeed	$(7,163,253)	*	$(6,825,244)	*	$(8,094,032)	96.8%
HYPRWare	477,138	*	729,155	*	(269,594)	3.2%
Total operating loss	$(6,686,115)	*	$(6,096,089)	*	$(8,363,626)	100.0%

Identifiable assets:
HyperFeed	$9,408,612	96.9%	$5,866,212	93.2%	$8,328,155	80.3%
HYPRWare	305,646	3.1%	429,378	6.8%	2,046,600	19.7%
Total identifiable assets	$9,714,258	100.0%	$6,295,590	100.0%	$10,374,755	100.0%

* not meaningful

Note 9. Defined Contribution Plan

In 1993, the Company established a 401(k) retirement savings plan for employees meeting certain eligibility requirements. Under the plan, employee contributions are matched at 100% of the first 3% of annual salary contributed by an employee. The Company recorded expenses ratably to all operating expense categories and discontinued operations related to its matching of contributions of $107,980, $135,011, and $130,046 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 10. Employee Stock Purchase Plan

In 1995, the Company established an employee stock purchase plan (the “ESPP”). The ESPP allows employees to have up to 10% of their annual salary withheld to purchase HyperFeed’s common stock on the final day of each quarter at 85% of the market price on either the first or last day of the quarter, whichever is lower. The Company has reserved 200,000 shares of common stock for issuance pursuant to the terms of the ESPP. Shares sold to employees totaled 22,857, 23,205, and 16,962 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 11. Litigation

On February 16, 2004, the Company filed a claim with the American Arbitration Association in Chicago, Illinois against GlobalTec Solutions, LLP, a former customer, for breach of a license agreement entered into between HyperFeed and GlobalTec in July 2003. The claim asserts that GlobalTec breached the agreement by failing to perform its obligation and by terminating the agreement without notice and opportunity to cure. The Company seeks damages in excess of $1.5 million. GlobalTec has advised HyperFeed that it intends to file a counterclaim.

On December 17, 2002, the Company filed a one-count complaint action in the Circuit Court of Cook County, Illinois, against a former officer of HyperFeed, which seeks to collect on a promissory note, originally given by such officer to a bank, that the Company guaranteed and then assumed following the former officer’s departure when it became likely that the officer would default on the note. The Company requested damages in excess of $250,000, plus interest through the date of payment, costs and attorneys fees. The former officer filed an answer and affirmative defenses to the Complaint and made a counterclaim. On February 23, 2004, the former officer filed for Chapter 7 bankruptcy in U.S. Bankruptcy Court, Northern District of Illinois. The Company had reserved $100,000 for the note in the fourth quarter of 2002. With this bankruptcy filing, the Company has written-off the note. The additional $150,000 is recorded in general and administrative expenses in the fourth quarter of 2003.

On July 24, 2002, the Company filed a one-count complaint in the Circuit Court of Cook County, Illinois against Quantitative Science Technologies, Inc. to recover payment under a promissory note for $100,000, plus interest, costs and attorneys fees. The defendant filed an answer, affirmative defenses and counterclaim for declaratory judgment and breach of a separate License Agreement, requesting damages. The Parties entered into a settlement agreement in February 2004 in which the defendant agreed to pay the Company $50,000 payable in twelve equal installments.  The Company has reduced the note receivable to $50,000 at December 31, 2003 to reflect this settlement.

On October 1, 2001, the Company filed a collection action in the Circuit Court of Cook County, Illinois against AB Watley seeking damages. While the parties entered into a settlement agreement in which the defendant agreed to pay the Company in three installments, the defendant failed to make the third installment payment on September 26, 2002. Accordingly, pursuant to the terms of the settlement agreement, a consent judgment was entered in the total amount of $180,503 on January 10, 2003. HyperFeed is taking steps necessary to enforce and collect on this judgment.  As of December 31, 2003, the Company had a receivable, net of allowances, of approximately $85,000 due from AB Watley.

The Company is a party to various other legal proceedings incidental to its business operations, none of which is expected to have a material adverse effect on the financial condition or results of operations of the Company.

Note 12. Research and Development

During the fiscal years ended December 31, 2003, 2002 and 2001, the Company expensed $1,827,975, $1,426,502, and $2,912,513, respectively, for research and development. These expenses are included in research and development costs in the consolidated statements of operations.

Note 13. Major Customers

Moneyline Telerate accounted for approximately 52% of the Company’s consolidated revenue from continuing operations in 2003. Townsend accounted for approximately 36% of the Company’s consolidated revenue from continuing operations in 2003 and 100% of its revenue in 2002 and 2001.

Note 14. Intangible Assets and Impairments

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test.

Intangible asset data is as follows as of December 31, 2003:

	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets Developed technology	$180,000	$(70,000)

Aggregate amortization expense for the year ended December 31, 2003	$60,000

Estimated amortization
For the year ended December 31, 2004	$60,000
For the year ended December 31, 2005	50,000

On April 30, 2001, the Company acquired certain assets of Marketscreen.com, Inc. (“Marketscreen”) for $100,000 and 45,000 shares of HyperFeed common stock and, in conjunction with the Marketscreen acquisition, acquired certain assets of Lasdorf Corporate Services, Inc. (“Lasdorf”) for $300,000. The acquisition of Marketscreen and of Lasdorf’s intellectual property were accounted for under the purchase method of accounting. The total purchase price of $1,607,609 consisted of $1,147,500 for the fair value of common stock issued, $400,000 of cash consideration, and $60,109 for acquisition fees and expenses.

During the fourth quarter of 2002, the Company conducted a review of the carrying value of goodwill and purchased intangible assets. Certain intangibles were determined to be impaired because the carrying amount of the assets exceeded the undiscounted future cash flows expected to be derived from the assets. The impairment losses aggregating $0.7 million were measured as the amount by which the carrying amounts of the assets exceeded the fair values of the assets, determined based on the discounted future cash flows expected to be derived from the assets.  No impairment losses were recorded in 2003.

Note 15. Discontinued Operations and Restructuring

On October 31, 2003, the Company sold its consolidated market data feed business to IDC for $8.5 million. The sale allows HyperFeed to focus on its business model as a utility provider of technology, software, and managed services for financial institutions. The sale price of $8.5 million includes (1) an initial payment of $7.0 million cash due on October 31, 2003, (2) $625,000 in holdbacks payable upon completion of custom software and the fulfillment of a transition services agreement, and (3) an $875,000 indemnification holdback.

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

The dispositions have been accounted for as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and, accordingly, amounts in the consolidated statements of operations for all periods shown have been reclassified to reflect the dispositions as discontinued operations. The results of operations for the discontinued businesses are as follows:

For the following year ended December 31	2003	2002	2001
Revenue
HyperFeed	$9,618,143	$16,783,348	$24,615,570
HYPRWare	917,540	2,130,582	8,433,198
Total revenue	10,535,683	18,913,930	33,048,768

Direct costs of revenue
HyperFeed	7,588,781	8,695,392	11,528,332
HYPRWare	600,772	2,665,844	7,085,910
Total direct costs of revenue	8,189,553	11,361,236	18,614,242

Gross margin	2,346,130	7,552,694	14,434,526
Operating expenses	1,045,787	5,882,941	7,524,180
Income from discontinued operations	1,300,343	1,669,753	6,910,346
Interest expense	—	—	(62,473)
Income from discontinued operations before income taxes and minority interest	1,300,343	1,669,753	6,847,873
Minority interest	—	—	1,829
Income tax benefit (expense)	29,000	(957,800)	(2,849,231)
Net income from discontinued operations	$1,329,343	$711,953	$4,000,471

As described above, the Company sold its consolidated market data feed business on October 31, 2003 and sold PCQuote on June 2, 2003. The accompanying consolidated financial statements reflect the sales as discontinued operations for all periods presented. In accordance with Article 11 of Regulation S-X, the following unaudited pro forma information reflects the Company’s results of operations for the years ended December 31, 2003 and December 31, 2002 as if the sale of the data feed service contracts occurred on January 1, 2002. The unaudited pro forma financial information has been prepared based upon available information that the Company believes is reasonable and is presented for illustrative purposes only. It is not necessarily indicative of the results of operations that would have been obtained had the sale actually occurred January 1, 2002, nor is it necessarily indicative of future operating results of the Company.

For the year ended December 31	2003			2002
	Historical	Dispositions	Continuing	Historical	Dispositions	Continuing
Revenue
HyperFeed	$10,647,483	$9,618,143	$1,029,340	$16,783,348	$16,783,348	$—
HYPRWare	1,488,163	917,540	570,623	3,041,723	2,130,582	911,141
Total revenue	12,135,646	10,535,683	1,599,963	19,825,071	18,913,930	911,141

Direct costs of revenue
HyperFeed	9,126,104	7,588,781	1,537,323	10,038,231	8,695,392	1,342,839
HYPRWare	600,772	600,772	—	2,665,844	2,665,844	—
Total direct costs of revenue	9,726,876	8,189,553	1,537,323	12,704,075	11,361,236	1,342,839

Gross margin	2,408,770	2,346,130	62,640	7,120,996	7,552,694	(431,698)
Operating expenses	7,794,542	1,045,787	6,748,755	11,547,332	5,882,941	5,664,391
Loss from operations	(5,385,772)	1,300,343	(6,686,115)	(4,426,336)	1,669,753	(6,096,089)
Net other income	18,745	—	18,745	19,263	—	19,263
Loss from continuing operations before income taxes	$(5,367,027)	$1,300,343	$(6,667,370)	$(4,407,073)	$1,669,753	$(6,076,826)

Assets and liabilities related to discontinued operations consist of the following:

As of December 31	2003	2002
Assets related to discontinued operations:
Accounts receivable, net of allowance for doubtful accounts of 2003: $153,625; 2002 $82,355	$645,322	$627,652
Prepaid expenses and other current assets	138,105	242,235
Property and equipment, net of accumulated depreciation	—	183,059
Deposits and other assets	28,451	44,699
Total assets related to discontinued operations	$811,878	$1,097,645

Liabilities related to discontinued operations:
Accounts payable	$2,016,425	$1,063,437
Accrued expenses	313,840	887,942
Accrued compensation	40,474	33,775
Unearned revenue	49,140	1,185,938
Total liabilities related to discontinued operations	$2,419,879	$3,171,092

In October 2002, the Company announced and began implementation of a restructuring plan to reposition for long-term growth and to remain competitive in meeting the changing needs of its customers. As part of the restructuring, the Company eliminated 20 positions, representing 21% of its workforce, and streamlined operations with reductions in the following departments: operations, customer and technical support, sales, administration, and product and market development. In addition, the Company consolidated certain facilities. The Company also ceased development and marketing of its MarketScreen product.

The Company recorded a restructuring charge of $1,839,037 in the fourth quarter of 2002, which is classified in discontinued operations. At December 31, 2003 and 2002, the remaining accrued restructuring charge of $104,965 and $405,301, respectively, were included in liabilities related to discontinued operations. The December 31, 2003 balance relates to accrued rent.

Note 16. Selected Quarterly Financial Information (Unaudited)

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$175,029	$166,000	$479,058	$779,876
Direct costs of revenue	336,744	339,641	402,136	458,802
Gross margin	(161,715)	(173,641)	76,922	321,074
Loss from continuing operations	(881,810)	(1,019,979)	(894,461)	(1,259,120)
Net income (loss)	(774,888)	(720,503)	(1,177,566)	4,273,775

Loss per share from continuing operations:
Basic	$(0.35)	$(0.37)	$(0.29)	$(0.41)
Diluted	$(0.35)	$(0.37)	$(0.29)	$(0.41)

Net income (loss) per share:
Basic	$(0.31)	$(0.26)	$(0.39)	$1.40
Diluted	$(0.31)	$(0.26)	$(0.39)	$1.38

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$267,044	$237,681	$211,494	$194,922
Direct costs of revenue	325,100	336,046	340,665	341,028
Gross margin	(58,056)	(98,365)	(129,171)	(146,106)
Loss from continuing operations	(1,188,519)	(1,301,396)	(1,297,224)	(1,285,588)
Net loss	(240,525)	(656,209)	(900,419)	(2,563,621)

Loss per share from continuing operations before income taxes:
Basic	$(0.50)	$(0.54)	$(0.53)	$(0.52)
Diluted	$(0.50)	$(0.54)	$(0.53)	$(0.52)

Net loss per share:
Basic	$(0.10)	$(0.27)	$(0.37)	$(1.03)
Diluted	$(0.10)	$(0.27)	$(0.37)	$(1.03)

Certain reclassifications have been made to prior quarter balances in order to conform to the current presentation.

Earnings (loss) per share (“EPS”) for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Supplemental Schedule II of Consolidated Financial Statements

Report of Independent Auditors on Supplemental Schedule II

The Board of Directors

HyperFeed Technologies, Inc.:

Under date of March 4, 2004, we reported on the consolidated balance sheets of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
March 4, 2004

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Supplemental Schedule II to the Consolidated Financial Statements

Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Operations	Write-offs of Uncollectible Accounts	Balance at End of Year
Allowance for doubtful notes receivable
2003	$150,000	$150,000	$250,000	$50,000
2002	$—	$150,000	$—	$150,000

See accompanying Report of Independent Auditors on Supplemental Schedule II.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants that would require disclosure in this Report.

Item 9A. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the internal controls over financial reporting of the Company during our most recent fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting after the date of the most recent evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required in Item 10 will be set forth in the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after the Company’s fiscal year end of December 31, 2003 (the “Proxy Statement”), which information is incorporated herein by reference.

Item 11. Executive Compensation.

Information required in Item 11 will be set forth in the Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required in Item 12 will be set forth in the Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information required in Item 13 will be set forth in the Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Auditor Fees and Services.

Information required in Item 14 will be set forth in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)          Financial Statement Schedules

1.               Financial Statements

Our consolidated financial statements are included in Item 8 of this report.

2.               Financial Statement Schedule

The consolidated financial statement schedule for the valuation and qualifying accounts is included in Item 8 of this report.

(b)         Reports on Form 8-K:

1.               A Form 8-K was filed on November 14, 2003 announcing that the Company and Interactive Data Corporation entered into an Asset Purchase and Sale Agreement.

2.               A Form 8-K was filed on November 18, 2003 attaching a copy of the press release reporting the Company’s third quarter 2003 results.

3.               A Form 8-K was filed on November 28, 2003 to comply with the NASDAQ’s Panel’s final requirement of its delisting exceptions.

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

10(x)

Asset Purchase Agreement between PCQuote.com, Inc. and Money.net, Inc. dated June 2, 2003, incorporated by reference to Exhibit 10(a) of the Company’s Report on Form 10-Q for the quarter ended June 30, 2003.

10(y)

Asset Purchase and Sale Agreement between HyperFeed Technologies, Inc. and HYPRWare, Inc. and Interactive Data Corporation, dated October 28, 2003, incorporated by reference to Exhibit 99.1 of the Company’s Report on Form 8-K dated November 14, 2003.

21	Subsidiaries of Registrant.

22	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

By:
/s/ PAUL PLUSCHKELL
Paul Pluschkell, President and Chief Executive Officer (Principal Executive Officer)
March 10, 2004

By:
/s/ RANDALL J. FRAPART
Randall J. Frapart, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JIM R. PORTER
Jim R. Porter, Chairman of the Board
March 10, 2004

/s/ JOHN L. BORLING
John L. Borling, Director
March 10, 2004

/s/ JOHN R. HART
John R. Hart, Director
March 10, 2004

/s/ CHARLES HENRY
Charles Henry, Director
March 10, 2004

/s/ RONALD LANGLEY
Ronald Langley, Director
March 10, 2004

/s/ LOUIS J. MORGAN
Louis J. Morgan, Director
March 10, 2004

/s/ KENNETH J. SLEPICKA
Kenneth J. Slepicka, Director
March 10, 2004