Form 10-Q
period 2004-03-31
HYPERFEED TECHNOLOGIES INC
filed 2004-05-06
CIK 745774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

The number of shares of common stock outstanding as of May 5, 2004 was 3,056,238 shares.

HYPERFEED TECHNOLOGIES, INC.

PART I

ITEM 1. Financial Statements

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$1,160,396	$4,668,038
Accounts receivable, less allowance for doubtful accounts of: 2004: $4,998; 2003: $0	1,442,828	797,048
Notes receivable, less allowance for doubtful accounts of: 2004: $50,000; 2003: $50,000	142,131	150,465
Prepaid expenses and other current assets	234,343	173,816
Assets related to discontinued operations	626,965	811,878
Total Current Assets	3,606,663	6,601,245

Property and equipment
Computer equipment	1,534,482	2,343,853
Communication equipment	1,031,370	1,296,550
Furniture and fixtures	104,830	82,839
Leasehold improvements	531,809	531,809
	3,202,491	4,255,051
Less: Accumulated depreciation and amortization	(2,019,441)	(3,019,964)
	1,183,050	1,235,087
Intangible assets, net of accumulated amortization of: 2004: $85,000; 2003: $70,000	95,000	110,000
Software development costs, net of accumulated amortization of: 2004: $2,160,819; 2003: $2,733,126	1,727,720	1,732,721
Deposits and other assets	35,205	35,205
Total Assets	$6,647,638	$9,714,258

Liabilities and Stockholders’ Equity
Current Liabilities
Accunts payable	$570,125	$605,644
Accrued expenses	674,049	587,193
Accrued compensation	79,968	73,157
Income taxes payable	40,000	40,000
Unearned revenue	460,000	15,000
Liabilities related to discontinued operations	1,051,120	2,419,879
Total Current Liabilities	2,875,262	3,740,873

Accrued expenses, less current portion	294,142	292,676
Total Noncurrent Liabilities	294,142	292,676
Total Liabilities	3,169,404	4,033,549

Stockholders’ Equity
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 3,056,421 shares at March 31, 2004 and 3,051,989 shares at December 31, 2003	3,056	3,052
Additional paid-in capital	46,090,770	46,070,113
Accumulated deficit	(42,615,592)	(40,392,456)
Total Stockholders’ Equity	3,478,234	5,680,709
Total Liabilities and Stockholders’ Equity	$6,647,638	$9,714,258

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended March 31,
	2004	2003
Revenue
HyperFeed	$649,010	$—
HYPRWare	126,301	175,029
Total Revenue	775,311	175,029

Direct Costs of Revenue	463,668	336,744

Gross Margin	311,643	(161,715)

Operating Expenses
Sales and marketing	487,847	—
General and administrative	1,022,088	579,703
Research and development	323,753	422,500
Operations	678,094	—
Depreciation and amortization	214,068	270,765
Total Operating Expenses	2,725,850	1,272,968

Loss from Operations	(2,414,207)	(1,434,683)

Other Income
Interest income	6,764	2,873
Net Other Income	6,764	2,873

Loss from Continuing Operations Before Income Taxes	(2,407,443)	(1,431,810)
Income tax benefit	71,000	252,000
Loss from Continuing Operations	(2,336,443)	(1,179,810)

Discontinued Operations
Income (loss) from discontinued operations, net of taxes (benefit) of: 2004: $(73,000); 2003: $252,000	(117,693)	404,922
Gain on disposition of discontinued operations, net of taxes of: 2004: $144,000	231,000	—
Income from Discontinued Operations	113,307	404,922

Net Loss	$(2,223,136)	$(774,888)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.77)	$(0.47)
Discontinued operations	0.04	0.16
Basic and diluted net loss per share	$(0.73)	$(0.31)

Basic and diluted weighted-average common shares outstanding	3,052,906	2,503,069

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	For The Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(2,223,136)	$(774,888)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	214,068	270,765
Amortization of software development costs	339,490	336,744
Provision for doubtful accounts	4,998	—
Changes in assets and liabilities, net of effects from dispositions:
Accounts receivable	(650,778)	(30,512)
Prepaid expenses and other current assets	(60,527)	(73,097)
Deposits and other assets	—	1,502
Accounts payable	(35,519)	231,931
Accrued expenses	95,133	218,213
Unearned revenue	445,000	—
Net cash provided by (used in) continuing operations	(1,871,271)	180,658
Net cash used in discontinued operations	(1,183,846)	(353,760)
Net Cash Used In Operating Activities	(3,055,117)	(173,102)

Cash Flows from Investing Activities:
Purchase of property and equipment	(147,031)	(150,046)
Software development costs capitalized	(334,489)	(262,855)
Repayment of note receivable	8,334	—
Net Cash Used In Investing Activities	(473,186)	(412,901)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	20,661	15,178
Net Cash Provided By Financing Activities	20,661	15,178

Net decrease in cash and cash equivalents	(3,507,642)	(570,825)
Cash and cash equivalents: Beginning of the period	4,668,038	1,096,711

End of the period	$1,160,396	$525,886

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION:  The accompanying unaudited interim consolidated financial statements include the accounts of HyperFeed Technologies, Inc. and its subsidiary, HYPRWare, Inc. (collectively, “HyperFeed” or the “Company”), and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated interim financial statements include all adjustments, including the elimination of all significant intercompany transactions in consolidation, which, in the opinion of management, are necessary in order to make the financial statements not misleading. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

SOFTWARE DEVELOPMENT COSTS:  On October 31, 2003, the Company sold its consolidated market data feed business. Following the sale of its consolidated market data feed business, HyperFeed’s continuing investment in software development related primarily to developing enhancements to its MEPS and H.Box software products. Prior to the sale of its consolidated market data feed business, HyperFeed also invested in enhancements to its Windows-based market data distribution platform and direct exchange services software, and the development of new data analysis software and programmer tools and the application of new technology to increase the data volume and delivery speed of the Company’s market data distribution system.

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

FINANCIAL INSTRUMENTS:  The Company’s financial instruments include accounts receivable, notes receivable, accounts payable, and accrued expenses. The Company has no financial instruments for which the carrying value materially differs from fair value.

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

STOCK BASED COMPENSATION:  At March 31, 2004, the Company had one stock-based employee compensation plan. The plan is accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
Net loss, as reported	$(2,223,136)	$(774,888)
Compensation expense related to stock options granted	(65,579)	(53,126)
Pro forma net loss	$(2,288,715)	$(828,014

Basic and diluted net loss per share, as reported	$(0.73)	$(0.31)
Pro forma basic and diluted net loss per share	$(0.75)	$(0.33)

EARNINGS PER SHARE:  Basic earnings per share (“EPS”) is based on the weighted-average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share includes the dilutive effect of unexercised common stock equivalents. The Company had equity securities that, if exercised, would have had a dilutive effect on EPS had the Company generated income during the three months ended March 31, 2004. The Company had an additional 60,702 weighted-average shares outstanding during the three months ended March 31, 2004, which would have had a dilutive effect on EPS had the Company generated income during the three months ended March 31, 2004. The Company did not have any equity securities that, if exercised, would have had a dilutive effect on EPS had the Company generated income during the three months ended March 31, 2003. For the three months ended March 31, 2004 and 2003, weighted-average equity securities totaling 493,958 and 671,659, respectively, were excluded from the EPS calculations as their effect was anti-dilutive due to such securities having exercise prices in excess of the weighted-average fair value of the Company’s common stock during such three month periods.

REVENUE RECOGNITION:  HyperFeed revenue is principally derived from licensing technology and providing management and maintenance services of MEPS and H.Box software, ticker plant technologies, and managed services. Additionally, HyperFeed derives revenue from the development of customized software. Revenue is recognized (1) ratably over the term of the agreement for MEPS and H.Box and (2) based on the application of contract accounting for the development of customized software.

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

Under SOP 97-2, revenue from contracts that do not require significant production, modification, or customization of software may be recognized when the above criteria are met. If the fee is considered fixed and determinable, it should be recognized as revenue when the sale is effected. If the fee is not considered fixed and determinable, it should be recognized as revenue as payments from customers become due. Revenue from contracts that require significant production, modification, or customization of software must be accounted for in conformity with the provisions of Accounting Research Bulletin No. 45, “Long-Term Construction Contracts,” using the relevant guidance therein, and AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). SOP 81-1 provides for revenue recognition under the “percentage-of-completion” or “completed contract” method depending on the facts and circumstances of contracts entered into and management’s ability to reasonably estimate its progress toward completion. Contract losses, if any, are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. For those contracts which the Company cannot reasonably estimate progress toward completion, the Company employs the completed contract method of accounting.

HyperFeed signed a contract in March 2004 with Telerate (formerly known as MoneyLine Telerate) to license HyperFeed’s H.Box and MEPS technology to Telerate and provide related maintenance. The Company will recognize revenue from this contract as payments from the customer become due. The amount of fees from the Telerate contract included in revenue for the quarter ended March 31, 2004 was $0.2 million.

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

(2) RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for the prior year to reflect the sale on October 31, 2003 of the consolidated market data feed service contracts and the sale on June 2, 2003 of the individual retail investor unit and related assets, both of which have been accounted for as discontinued operations. Certain costs formerly reported as a component of data feed operations in direct costs of revenue are now reported as operating expenses consistent with the current business model. Additionally, the Company has refined its method of tax allocation to quarterly periods and the prior year amounts reflect this change.

(3) INCOME TAXES

At December 31, 2003, the Company had net operating loss carryforwards of approximately $23.8 million for Federal income tax purposes and approximately $23.8 million for the alternative minimum tax. In 2003, the Company utilized Federal income tax net operating loss carryforwards of approximately $0.5 million and alternative minimum tax net operating loss carryforwards of approximately $0.1 million. Approximately $1.1 million of these net operating losses relates to exercise of incentive employee stock options and are expected to be credited directly to stockholders’ equity when realized. The Company also had research and development credits of $0.1 million that will all expire by 2011 if not previously utilized. The Company’s net operating loss carryforwards are limited to $10.1 million for 2003 and an additional $1.2 million for each subsequent year thereafter. The net operating loss carryforwards expire through 2023. The Company has not recorded any tax benefits related to these net operating loss carryforwards.

(4) SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has identified two segments within which it operates. HyperFeed derives revenue principally in the business-to-business sector and HYPRWare derives revenue from royalties related to license fees collected by Townsend from subscribers who had been referred through HYPRWare. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments were as follows for the three months ended March 31, 2004 and March 31, 2003:

	Three Months Ended March 31,
	2004	2003
Sales to unaffiliated customers
HyperFeed	$649,010	$—
HYPRWare	126,301	175,029
Total revenue	$775,311	$175,029

HyperFeed	83.7%	—%
HYPRWare	16.3%	100.0%
Total revenue	100.0%	100.0%

Operating income (loss) from continuing operations
HyperFeed	$(2,527,089)	$(1,576,160)
HYPRWare	112,882	141,477
Total operating loss from continuing operations	$(2,414,207)	$(1,434,683)

HyperFeed	*	*
HYPRWare	*	*
Total operating loss from continuing operations	*	*

Identifiable assets
HyperFeed	$6,291,331	$5,149,176
HYPRWare	356,307	327,804
Total identifiable assets	$6,647,638	$5,476,980

HyperFeed	94.6%	94.0%
HYPRWare	5.4%	6.0%
Total identifiable assets	100.0%	100.0%

* not meaningful

(5) DISCONTINUED OPERATIONS

On October 31, 2003, the Company sold its consolidated market data feed business to Interactive Data Corporation (“IDC”),  for $8.5 million. The sale allowed HyperFeed to focus on its business model as a utility provider of technology, software, and managed services for financial institutions. The sale price of $8.5 million included (1) an initial payment of $7.0 million cash paid on October 31, 2003, (2) $625,000 in holdbacks payable upon completion of custom software and the fulfillment of certain transition services  and (3) an $875,000 indemnification holdback. The Company also entered into a transition services agreement whereby IDC reimburses HyperFeed on a monthly basis for direct costs relative to the purchased business. These costs include costs associated with resources dedicated to the transition, communications expenses, and related other costs. The Company recorded $375,000 of the $625,000 in holdbacks related to completion of customer software and fulfillment of certain transition services during the first quarter of 2004 and incurred inbound communications costs associated with its obligations under the transition services agreement of $282,000 in the first quarter of 2004. However, both  the inbound communications costs incurred and the $375,000 of holdback recorded are reflected in discontinued operations.

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., to Money.net, Inc. The sale was part of the Company’s strategy to reduce its dependence on revenue from the individual investor and replace and grow that revenue with revenue from MEPS technology licensing sales. The sale price consisted of (1) $150,000 cash received in June 2003, (2) $70,000 cash received in July 2003, and (3) a $150,000 promissory note due in twelve equal installments commencing on July 15, 2003 with an interest rate of 8.0% per annum.

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

	Three Months Ended March 31,
	2004	2003
Revenue
HyperFeed	$—	$3,034,173
HYPRWare	—	443,464
Total Revenue	—	3,477,637

Direct Costs of Revenue
HyperFeed	—	1,749,543
HYPRWare	—	261,510
Total Direct Costs of Revenue	—	2,011,053

Gross Margin	—	1,466,584

Operating Expenses	190,693	809,662

Income (loss) from discontinued operations before income taxes	(190,693)	656,922

Income tax expense (benefit)	(73,000)	252,000

Income (loss) from discontinued operations	$(117,693)	$404,922

Assets and liabilities related to discontinued operations consist of the following:

	March 31, 2004	December 31, 2003
Assets Related to Discontinued Operations
Accounts receivable, net of allowance for doubtful accounts of 2004: $189,400; 2003: $153,625	$568,080	$645,322
Prepaid expenses and other current assets	30,434	138,105
Deposits and other assets	28,451	28,451
Total Assets Related to Discontinued Operations	$626,965	$811,878

Liabilities Related to Discontinued Operations
Accounts payable	$818,300	$2,016,425
Accrued expenses	173,114	313,840
Accrued compensation	10,566	40,474
Unearned revenue	49,140	49,140
Total Liabilities Related to Discontinued Operations	$1,051,120	$2,419,879

(6) SUBSEQUENT EVENTS

HyperFeed restructured its operations in April 2004, which included as part of such restructuring a reduction in staff equal to 17% of HyperFeed’s labor costs.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of HyperFeed Technologies, Inc. (“HyperFeed”) and its subsidiary, HYPRWare, Inc. (“HYPRWare”), (collectively, the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statement of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include the performance of contracts by suppliers, customers, and partners; the variability in quarterly operating results; the funding of current and future business strategies either through continuing operations or external financing; attracting and retaining qualified management and key employees; the timely development and introduction of new product and service initiatives at competitive prices and performance levels; pending or future legal proceedings; the effect of economic and business conditions generally; and risks that are otherwise described in the Company’s annual report on Form 10-K for the year ended December 31, 2003 and from time to time in the Company’s other reports and registration statements filed with the Securities and Exchange Commission.

OVERVIEW

In the fourth quarter of 2003, we completed our transition to our current business model; that is, a business model built on providing ticker plant technologies and related consulting services directly and through sales channels in the financial services industry. This transition began in 2002 when we recruited a new management team, and began to restructure and pursue a new business strategy. We sold PCQuote.com, Inc. (“PCQuote”) to Money.net in June 2003 and sold the remainder of our consolidated market data feed business to Interactive Data Corporation (“IDC”) in October 2003. Beginning in May 2003, rather than principally supplying our ticker plant technology to customers as part of our consolidated market data feed business, we began to provide our ticker plant technology directly and through sales channels.

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

Under our new business model, we expect to derive our revenues from licensing and consulting fees. In general, we expect that our licensing fees will be structured either as a reoccurring monthly fee, based upon the nature, size, and scope of the licensee, or as a monthly fee, based upon the number of end users that rely upon the products and services offered by the licensee. Consulting fees charged to clients are expected to vary based upon the nature, size, and scope of the projects undertaken.

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

RECENT DEVELOPMENTS

In March 2004, HyperFeed signed a new agreement with Telerate (formerly known as MoneyLine Telerate) to license HyperFeed’s H.Box and MEPS technology to Telerate and provide related maintenance. Under this agreement, Telerate has been granted an unlimited number of licenses to use HyperFeed’s MEPS and H.Box products with Telerate’s in-house ticker plant. The agreement also calls for Telerate to make payments of $7.2 million over 34 months, with $2.2 million due in the first year of the contract, $2.7 million due in the second year of the contract, and $2.4 million in the third year of the contract. HyperFeed will recognize revenue as payments from Telerate become due. Although the contract provides for these payments, there can be no assurances that the Company will receive these amounts.

HyperFeed restructured its operations in April 2004, which included as part of such restructuring a reduction in staff equal to 17% of HyperFeed’s labor costs. This reduction in staff was completed in April 2004. The Company currently expects that its labor and benefits expenses will be reduced by approximately $100,000 per month beginning in May 2004 as a result of this restructuring.

RESULTS OF OPERATIONS: FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

The Company has reclassified its consolidated statements of operations data for all periods presented to reflect the sale on October 31, 2003 of its consolidated market data feed service business and the sale on June 2, 2003 of the individual retail investor unit and related assets of its subsidiary, both of which have been accounted for as discontinued operations.

Revenue

Total revenue for the three months ended March 31, 2004 increased 343.0% to $0.8 million compared with $0.2 million for the three months ended March 31, 2003. HyperFeed revenue increased for the three months ended March 31, 2004 compared to the same period in 2003. HYPRWare revenue decreased for the first quarter ended March 31, 2004 compared to the same period in 2003.

HyperFeed revenue increased to $0.6 million for the three months ended March 31, 2004. HyperFeed had no comparable revenue for the three months ended March 31, 2003. HyperFeed revenue is derived from MEPS and H.Box software and ticker plant technologies and includes license and consulting revenue, including revenue from multi-year contracts with CBOE, Telerate, Philadelphia Stock Exchange, and ComStock. All HyperFeed revenue associated with the consolidated market data feed service contracts sold to IDC has been included in discontinued operations for the three months ended March 31, 2003. HyperFeed currently expects that future revenue will be derived principally from licensing and consulting fees. In this regard, there is no assurance that the Company will be able to successfully license its ticker plant technologies, software, and managed services.

HYPRWare revenue decreased 27.8% to $0.1 million for the three months ended March 31, 2004 compared with $0.2 million for the three months ended March 31, 2003. HYPRWare derives revenue from royalties related to license fees for customers it referred to Townsend prior to December 31, 2002. The decline in HYPRWare service revenue is due to a decrease in royalties from Townsend. All HYPRWare revenue associated with the consolidated market data feed service contracts sold to IDC and to Money.net has been included in discontinued operations for the three months ended March 31, 2003. HyperFeed currently expects that any future revenue recognized by HYPRWare will be derived exclusively from royalties from the licensing agreement with Townsend.

Direct Costs of Revenue

Total direct costs of revenue increased 37.7% to $0.5 million for the three months ended March 31, 2004 compared with $0.3 million for the three months ended March 31, 2003. The principal component of this increase was software development labor costs related to development of customer specific software. Amortization of software development costs remained unchanged at $0.3 million for the three months ended March 31, 2004 and 2003. There are no direct costs of revenue related to HYPRWare service revenue as such amounts consist solely of royalty income. Gross margin increased to $0.4 million for the three months ended March 31, 2004 compared with a loss of $0.2 million for the three months ended March 31, 2003. Direct costs as a percentage of total revenue decreased to 59.8% for the three months ended March 31, 2004 compared with 192.4% for the three months ended March 31, 2003.

Operating Expenses

Total operating expenses increased 114.1% to  $2.7 million for the three months ended March 31, 2004 compared with $1.3 million for the three months ended March 31, 2003. Increases in sales and marketing, general and administrative, and operations were partially offset by decreases in research and development and depreciation and amortization for the three months ended March 31, 2004. As a percentage of total revenue, total operating expenses decreased to 351.6% for the three months ended March 31, 2004 compared to 727.3% for the three months ended March 31, 2003.

Sales and marketing costs were $0.5 million for the three months ended March 31, 2004. All sales costs prior to May 2003 have been reclassified as discontinued operations. Beginning in May 2003, the Company recognized sales costs pertaining to MEPS and H.BOX licensing as operating expenses. Sales costs as a percentage of total revenue were 62.9% for the three months ended March 31, 2004.

General and administrative expenses increased 76.3% to $1.0 million for the three months ended March 31, 2004 compared with $0.6 million for the three months ended March 31, 2003. The increase was primarily due to expenses of $0.4 million incurred in connection with the severance agreement entered into with the Company’s former Chief Executive Officer in the first quarter of 2004. General and administrative expenses as a percentage of total revenue decreased to 131.8% for the three months ended March 31, 2004 compared to 331.2% for the three months ended March 31, 2003.

Research and development costs decreased 23.4% to $0.3 million for the three months ended March 31, 2004 compared with $0.4 million for the three months ended March 31, 2003. The decrease resulted from the allocation of software development labor related to development of customer specific software to direct costs of revenue. Research and development costs as a percentage of total revenue decreased to 41.8% for the three months ended March 31, 2004 compared to 241.4% for the three months ended March 31, 2003.

Operations costs were $0.7 million for the three months ended March 31, 2004. All operations costs prior to November 2003 have been reclassified as discontinued operations. Beginning in November 2003, the Company recognized operations costs pertaining to MEPS and H.BOX as operating expenses. Operations costs as a percentage of total revenue were 87.5% for the three months ended March 31, 2004.

Depreciation and amortization decreased 20.9% to $0.2 million for the three months ended March 31, 2004 compared with $0.3 million for the three months ended March 31, 2003. This decrease primarily resulted from assets that became fully depreciated during 2003. Depreciation and amortization as a percentage of total revenue decreased to 27.6% for the three months ended March 31, 2004 compared to 154.7% for the three months ended March 31, 2003.

Discontinued Operations

In October 2003, the Company sold its remaining consolidated market data feed business and, in June 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc. The Company recorded a net loss from discontinued operations of $0.1 million, net of a tax benefit of $0.1 million, for the three months ended March 31, 2004 compared with net income of $0.4 million, net of tax expense of $0.3 million, for the three months ended March 31, 2003. The net loss for the first quarter of 2004 resulted from the incurrence of inbound communications costs associated with the Company’s obligation under a transition services agreement related to the sale of its consolidated market data feed business. The Company recorded $0.2 million, net of tax expense of $0.1 million, as a gain on disposition of discontinued operations during the first quarter of 2004 related to holdbacks from the sale of the consolidated market data feed business.

LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents of $1.2 million at March 31, 2004 decreased $3.5 million from $4.7 million at December 31, 2003. This decrease was due to the Company’s operating loss, an increase in accounts receivable, and a decrease in liabilities related to discontinued operations.

Operating activities used net cash of $3.1 million for the three months ended March 31, 2004 compared to net cash used of $0.2 million for the three months ended March 31, 2003. For the three months ended March 31, 2004 continuing operations used $1.9 million of cash compared to net cash provided of $0.2 million for the three months ended March 31, 2003. The increase in accounts receivable for the three months ended March 31, 2004 resulted from delayed payment by  customers. For the three months ended March 31, 2004 discontinued operations used $1.2 million, resulting from a reduction in accounts payables, compared to cash used of $0.4 million.

Investing activities used net cash of $0.5 million for the three months ended March 31, 2004 compared to net cash used of $0.4 million for the three months ended March 31, 2003. During the three months ended March 31, 2004, the Company invested $0.1 million in equipment and $0.3 million in its developed technology. During the three months ended March 31, 2003, the Company invested $0.2 million in equipment and $0.3 million in its developed technology.

Financing activities provided net cash of $20,661 for the three months ended March 31, 2004 compared to net cash provided of $15,178 for the three months ended March 31, 2003.

The Company has an existing line of credit for $500,000 at prime, secured by the assets of the Company. As of March 31, 2004, the Company had no borrowings against the line of credit.

HyperFeed restructured its operations in April 2004, which included as part of such restructuring a reduction in staff equal to 17% of HyperFeed’s labor costs. This reduction in staff was completed in April 2004. The Company currently expects that its labor and benefits expenses will be reduced by approximately $100,000 per month beginning in May 2004 as a result of this restructuring. The Company expects to streamline its inbound communications costs relating to the ticker plant operations, which the Company believes will reduce costs by approximately $45,000 per month beginning in July 2004.

The Company believes its existing capital resources, including cash and cash equivalents, accounts receivable, and assets related to discontinued operations, cash expected to be received from holdbacks associated with the sale of its consolidated market data feed business, available line of credit, and its ability to raise capital, if necessary, will be sufficient to fund its operations over the next twelve months.

Although the Company has taken actions, and intends to take further actions, to reduce its costs, there can be no assurances that such reductions in costs will ensure that the Company has sufficient working capital to fund its operations over the next twelve months if one or more anticipated sources of working capital are not realized by the Company. In particular, the Company's ability to fund its operations over the next twelve months will be dependent, among other things, on its ability to convert accounts receivable and assets related to discontinued operations into cash, on the receipt of holdbacks associated with the sale of our consolidated market data feed business, and on its ability to raise capital. There can be no assurances that the Company will realize capital from any of these sources.

The Company continues to explore multiple alternatives that may be available for the purpose of enhancing stockholder value, including a merger, a spin-off or sale of part of its business, a strategic relationship or joint venture with another technology or financial services firm and equity financing.

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

Revenue Recognition:  The Company principally derives revenue from licensing technology and providing management and maintenance services of MEPS and H.Box software, ticker plant technologies, and managed services. Additionally, the Company derives revenue from the development of customized software. Revenue is recognized (1) ratably over the term of the agreement for MEPS and H.Box and (2) based on the application of contract accounting for the development of customized software.

The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement, (2) delivery, (3) fixed or determinable fee, and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to HyperFeed’s software products (including specified upgrades/enhancements) is recognized upon delivery of the products. If the fee is considered fixed and determinable, it should be recognized as revenue when the sale is effected. If the fee is not considered fixed and determinable, it should be recognized as revenue as payments from customers become due. Revenue allocated to post contract customer support is recognized ratably over the term of the support and revenue allocated to service elements (such as training) is recognized as the services are performed.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2004, the Company had excess cash invested in a money market account and a short-term certificate of deposit. The Company does not expect any material loss, if at all, on these investments. The Company had no interest bearing debt instruments outstanding at March 31, 2004.

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

Part II

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 31.1 - Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2 - Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32 — Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)  Reports on Form 8-K

A Form 8-K was filed on March 17, 2004 attaching a copy of the press release reporting the results of operations and financial condition of the Company for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

Date:	May 6, 2004

By:	/s/ Paul Pluschkell

Paul Pluschkell
President and Chief Executive Officer

By:	/s/ Randall J. Frapart

Randall J. Frapart
Chief Financial Officer and Principal Accounting Officer