Form 10-Q
period 2004-06-30
HYPERFEED TECHNOLOGIES INC
filed 2004-08-05
CIK 745774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

The number of shares of common stock outstanding as of August 4, 2004 was 3,061,733 shares.

HYPERFEED TECHNOLOGIES, INC.

PART I

ITEM 1. Financial Statements

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$363,029	$4,668,038
Accounts receivable, less allowance for doubtful accounts of: 2004: $9,996; 2003: $0	1,818,681	797,048
Notes receivable, less allowance for doubtful accounts of: 2004: $50,000; 2003: $50,000	129,630	150,465
Prepaid expenses and other current assets	290,066	173,816
Assets related to discontinued operations	462,217	811,878
Total Current Assets	3,063,623	6,601,245

Property and equipment
Computer equipment	1,539,092	2,343,853
Communication equipment	1,031,370	1,296,550
Furniture and fixtures	107,429	82,839
Leasehold improvements	531,809	531,809
	3,209,700	4,255,051
Less: Accumulated depreciation and amortization	(2,190,615)	(3,019,964)
	1,019,085	1,235,087
Intangible assets, net of accumulated amortization of: 2004: $100,000; 2003: $70,000	80,000	110,000
Software development costs, net of accumulated amortization of: 2004: $2,480,239; 2003: $2,733,126	1,750,047	1,732,721
Deposits and other assets	35,205	35,205
Total Assets	$5,947,960	$9,714,258

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$200,000	$—
Accounts payable	794,924	605,644
Accrued expenses	572,715	587,193
Accrued compensation	107,424	73,157
Income taxes payable	40,000	40,000
Unearned revenue	903,710	15,000
Liabilities related to discontinued operations	1,212,424	2,419,879
Total Current Liabilities	3,831,197	3,740,873

Accrued expenses, less current portion	295,609	292,676
Total Noncurrent Liabilities	295,609	292,676
Total Liabilities	4,126,806	4,033,549

Stockholders’ Equity
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 3,061,733 shares at June 30, 2004 and 3,051,989 shares at December 31, 2003	3,062	3,052
Additional paid-in capital	46,105,117	46,070,113
Accumulated deficit	(44,287,025)	(40,392,456)
Total Stockholders’ Equity	1,821,154	5,680,709
Total Liabilities and Stockholders’ Equity	$5,947,960	$9,714,258

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
Revenue
HyperFeed	$1,218,168	$—	$1,867,178	$—
HYPRWare	114,250	166,000	240,551	341,029
Total Revenue	1,332,418	166,000	2,107,729	341,029

Direct Costs of Revenue	457,797	339,641	921,465	676,385

Gross Margin	874,621	(173,641)	1,186,264	(335,356)

Operating Expenses
Sales and marketing	490,894	142,975	978,741	142,975
General and administrative	662,908	655,337	1,684,996	1,235,040
Research and development	419,773	432,248	743,526	854,748
Operations	602,586	—	1,280,680	—
Depreciation and amortization	201,240	268,671	415,308	539,436
Total Operating Expenses	2,377,401	1,499,231	5,103,251	2,772,199

Loss from Operations	(1,502,780)	(1,672,872)	(3,916,987)	(3,107,555)

Other Income (Expense)
Interest income	1,443	3,205	8,207	6,078
Interest expense	(267)	(312)	(267)	(312)
Other Income, Net	1,176	2,893	7,940	5,766

Loss from Continuing Operations Before Income Taxes	(1,501,604)	(1,669,979)	(3,909,047)	(3,101,789)
Income tax benefit (expense)	(65,000)	277,000	6,000	529,000
Loss from Continuing Operations	(1,566,604)	(1,392,979)	(3,903,047)	(2,572,789)

Discontinued Operations
Income (loss) from discontinued operations	(169,829)	587,287	(360,522)	1,244,209
Income tax benefit (expense) from discontinued operations	65,000	(138,000)	138,000	(390,000)
Gain on disposition of discontinued operations	—	362,189	375,000	362,189
Income tax expense from gain on disposition of discontinued operations	—	(139,000)	(144,000)	(139,000)
Income from Discontinued Operations	(104,829)	672,476	8,478	1,077,398

Net Loss	$(1,671,433)	$(720,503)	$(3,894,569)	$(1,495,391)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.52)	$(0.50)	$(1.28)	$(0.98)
Discontinued operations	(0.03)	0.24	0.01	0.41
Basic and diluted net loss per share	$(0.55)	$(0.26)	$(1.27)	$(0.57)

Basic and diluted weighted-average common shares outstanding	3,058,892	2,776,121	3,055,900	2,640,349

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	For The Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(3,894,569)	$(1,495,391)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	415,308	539,436
Amortization of software development costs	658,910	676,385
Provision for doubtful accounts	9,996	—
Gain on sale of equipment	(4,888)	—
Changes in assets and liabilities, net of effects from dispositions:
Accounts receivable	(1,031,629)	(66,508)
Prepaid expenses and other current assets	(116,250)	(67,181)
Deposits and other assets	—	20,366
Accounts payable	189,280	257,853
Accrued expenses	22,722	158,275
Unearned revenue	888,710	—
Net cash provided by (used in) continuing operations	(2,862,410)	23,235
Net cash used in discontinued operations	(857,794)	(600,215)
Net Cash Used In Operating Activities	(3,720,204)	(576,980)

Cash Flows from Investing Activities:
Purchase of property and equipment	(190,418)	(347,402)
Software development costs capitalized	(676,236)	(597,168)
Proceeds from sale of equipment	26,000	—
Repayment (issuance) of note receivable	20,835	(150,000)
Net Cash Used In Investing Activities	(819,819)	(1,094,570)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	35,014	1,454,253
Issuance of notes payable	200,000	67,115
Net Cash Provided By Financing Activities	235,014	1,521,368

Net decrease in cash and cash equivalents	(4,305,009)	(150,182)
Cash and cash equivalents:
Beginning of the period	4,668,038	1,096,711

End of the period	$363,029	$946,529

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

SOFTWARE DEVELOPMENT COSTS:  On October 31, 2003, the Company sold its consolidated market data feed business. Following the sale of its consolidated market data feed business, HyperFeed’s continuing investment in software development related primarily to developing enhancements to its HTPX and HBox software products. Prior to the sale of its consolidated market data feed business, HyperFeed also invested in enhancements to its Windows-based market data distribution platform and direct exchange services software, and the development of new data analysis software and programmer tools and the application of new technology to increase the data volume and delivery speed of the Company’s market data distribution system.

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

STOCK BASED COMPENSATION:  At June 30, 2004, the Company had one stock-based employee compensation plan. The plan is accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,671,433)	$(720,503)	$(3,894,569)	$(1,495,391)
Compensation benefit related to stock options granted	72,812	73,828	7,233	20,702
Pro forma net loss	$(1,598,621)	$(646,675)	$(3,887,336)	$(1,474,689)

Basic and diluted net loss per share, as reported	$(0.55)	$(0.26)	$(1.27)	$(0.57)
Pro forma basic and diluted net loss per share	$(0.52)	$(0.23)	$(1.27)	$(0.56)

The compensation benefit related to stock options granted resulted from the cancellation during the second quarters of 2003 and 2004 of certain options that had not become fully vested at the time of cancellation.

ACCOUNTS RECEIVABLE: Included in the Company’s accounts receivable balances in the Consolidated Balance Sheets are unbilled receivables of $337,000 and $356,000 at June 30, 2004 and December 31, 2003, respectively.

SOFTWARE LICENSE INDEMNIFICATIONS: In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the Company recognize the fair value for certain guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines that a loss is probable, the estimated loss must be recognized as it relates to applicable guarantees and indemnifications. Some of the software licenses granted by the Company contain provisions that indemnify customers of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes on the intellectual property rights of a third party. Historically, the Company has not been required to pay material amounts in connection with claims asserted under these provisions and, accordingly, the Company has not recorded a liability relating to these indemnification provisions.

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

The Company has modified its method of tax allocation between quarterly periods. As a result, the amounts reported for quarterly loss from continuing operations in unaudited Footnote 16 of the Company’s annual report on Form 10-K for the year ended December 31, 2003 have been adjusted from $(881,810), $(1,019,979), $(894,461), and $(1,259,120) to $(1,203,810), $(1,368,979), $(1,364,461), and $(118,120), respectively.

(3) SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has identified two segments within which it operates. HyperFeed derives revenue principally in the business-to-business sector and HYPRWare derives revenue from royalties related to license fees collected by Townsend from subscribers to Townsend’s service over the Internet who had been referred through HYPRWare. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments were as follows for the three and six months ended June 30, 2004 and June 30, 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales to unaffiliated customers
HyperFeed	$1,218,168	$—	$1,867,178	$—
HYPRWare	114,250	166,000	240,551	341,029
Total revenue	$1,332,418	$166,000	$2,107,729	$341,029

HyperFeed	91.4%	—%	88.6%	—%
HYPRWare	8.6%	100.0%	11.4%	100.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

Operating income (loss) from continuing operations
HyperFeed	$(1,608,670)	$(1,809,744)	$(4,135,759)	$(3,385,904)
HYPRWare	105,890	136,872	218,772	278,349
Total operating loss from continuing operations	$(1,502,780)	$(1,672,872)	$(3,916,987)	$(3,107,555)

HyperFeed	*	*	*	*
HYPRWare	*	*	*	*
Total operating loss from continuing operations	*	*	*	*

Identifiable assets
HyperFeed	$5,290,393	$4,645,970	$5,290,393	$4,645,970
HYPRWare	195,350	387,857	195,350	387,857
Total identifiable assets	$5,485,743	$5,033,827	$5,485,743	$5,033,827

HyperFeed	96.4%	92.3%	96.4%	92.3%
HYPRWare	3.6%	7.7%	3.6%	7.7%
Total identifiable assets	100.0%	100.0%	100.0%	100.0%

* not meaningful

(4) DISCONTINUED OPERATIONS

On October 31, 2003, the Company sold its consolidated market data feed business to Interactive Data Corporation (“IDC”), for $8.5 million. The sale allowed HyperFeed to focus on its business model as a utility provider of technology, software, and managed services for financial institutions. The sale price of $8.5 million included (1) an initial payment of $7.0 million cash paid on October 31, 2003, (2) $625,000 in holdbacks payable upon completion of custom software and the fulfillment of certain transition services and (3) an $875,000 indemnification holdback. The Company also entered into a transition services agreement whereby IDC reimburses HyperFeed on a monthly basis for direct costs relative to the purchased business. These costs include costs associated with resources dedicated to the transition, communications expenses, and other related costs. The Company received $375,000 of the $625,000 in holdbacks related to completion of customer software and fulfillment of certain transition services during the first quarter of 2004. The Company incurred inbound communications costs associated with its obligations under the transition services agreement of $282,000 in the first quarter of 2004 and $165,000 in the second quarter of 2004. Both the inbound communications costs incurred and the $375,000 of holdback recorded are reflected in discontinued operations.

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., to Money.net, Inc. The sale was part of the Company’s strategy to reduce its dependence on revenue from the individual investor and replace and grow that revenue with revenue from HTPX technology licensing sales. The sale price consisted of (1) $150,000 cash received in June 2003, (2) $70,000 cash received in July 2003, and (3) a $150,000 promissory note due in twelve equal installments commencing on July 15, 2003 with an interest rate of 8.0% per annum. At June 30, 2004, the balance remaining on the promissory note was $101,323. HyperFeed is pursuing collection of this promissory note.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue
HyperFeed	$—	$2,850,989	$—	$5,885,162
HYPRWare	—	317,596	—	761,060
Total Revenue	—	3,168,585	—	6,646,222

Direct Costs of Revenue
HyperFeed	—	1,735,683	—	3,485,226
HYPRWare	—	177,820	—	439,330
Total Direct Costs of Revenue	—	1,913,503	—	3,924,556

Gross Margin	—	1,255,082	—	2,721,666

Operating Expenses	169,829	667,795	360,522	1,477,457

Income (loss) from discontinued operations before income taxes	(169,829)	587,287	(360,522)	1,244,209

Income tax expense (benefit)	65,000	(138,000)	138,000	(390,000)

Income (loss) from discontinued operations	$(104,829)	$449,287	$(222,522)	$854,209

Assets and liabilities related to discontinued operations consist of the following:

	June 30, 2004	December 31, 2003
Assets Related to Discontinued Operations
Accounts receivable, net of allowance for doubtful accounts of 2004: $185,240; 2003: $153,625	$298,439	$645,322
Prepaid expenses and other current assets	135,327	138,105
Deposits and other assets	28,451	28,451
Total Assets Related to Discontinued Operations	$462,217	$811,878

Liabilities Related to Discontinued Operations
Accounts payable	$990,926	$2,016,425
Accrued expenses	158,831	313,840
Accrued compensation	13,527	40,474
Unearned revenue	49,140	49,140
Total Liabilities Related to Discontinued Operations	$1,212,424	$2,419,879

(5) SIGNIFICANT CUSTOMERS

HyperFeed signed a contract in March 2004 with Telerate (formerly known as MoneyLine Telerate) to license HyperFeed’s HBox and HTPX technology to Telerate and provide related maintenance. The Company will recognize revenue from this contract as payments from the customer become due. The amount of fees from the Telerate contract included in revenue for the three and six months ended June 30, 2004 was $0.5 million and $0.7 million, respectively.

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

RECENT DEVELOPMENTS

On July 26, 2004, HyperFeed announced that our HTPX software had been selected by the Susquehanna International Group of companies to facilitate equity and option data feeds for use in option trading activities. Susquehanna, a large options market maker and specialist firm, signed an enterprise HTPX software license that will allow it to use our HTPX software to process direct exchange data utilizing HyperFeed’s ticker plant and data management technologies. We expect that Susquehanna will utilize our HTPX software in multiple offices throughout North America and Europe.

RESULTS OF OPERATIONS: FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

The Company has reclassified its consolidated statements of operations data for all periods presented to reflect the sale on October 31, 2003 of its consolidated market data feed service business and the sale on June 2, 2003 of the individual retail investor unit and related assets of its subsidiary, both of which have been accounted for as discontinued operations.

Revenue

Total revenue for the six months ended June 30, 2004 increased 518.0% to $2.1 million compared with $0.3 million for the six months ended June 30, 2003. Total revenue for the three months ended June 30, 2004 increased 702.7% to $1.3 million compared with $0.2 million for the three months ended June 30, 2003. While HyperFeed revenue increased for the three and six months ended June 30, 2004 compared to the same periods in 2003, HYPRWare revenue decreased for the same comparable periods.

HyperFeed revenue increased to $1.9 million for the six months ended June 30, 2004 and increased to $1.2 million for the three months ended June 30, 2004 as compared to zero revenue for the comparable periods in 2003. HyperFeed revenue is derived from HTPX and HBox software and ticker plant technologies and includes license and consulting revenue, including revenue from multi-year contracts with CBOE, Telerate, Philadelphia Stock Exchange, and ComStock. All HyperFeed revenue associated with the consolidated market data feed service contracts sold to IDC has been included in discontinued operations for the three and six months ended June 30, 2003. HyperFeed currently expects that future revenue will be derived principally from licensing and consulting fees. In this regard, there is no assurance that the Company will be able to successfully license its ticker plant technologies, software, and managed services.

HYPRWare revenue decreased 29.5% to $0.2 million for the six months ended June 30, 2004 compared with $0.3 million for the six months ended June 30, 2003. For the three months ended June 30, 2004, HYPRWare revenue decreased 31.2% to $0.1 million compared with $0.2 million for the three months ended June 30, 2003. HYPRWare derives revenue from royalties related to license fees for customers it referred to Townsend prior to December 31, 2002. The decline in HYPRWare service revenue is due to a decrease in royalties from Townsend. All HYPRWare revenue associated with the consolidated market data feed service contracts sold to IDC and to Money.net has been included in discontinued operations for the three months ended June 30, 2003. HyperFeed currently expects that any future revenue recognized by HYPRWare will be derived exclusively from royalties from the licensing agreement with Townsend.

Direct Costs of Revenue

Total direct costs of revenue increased 36.2% to $0.9 million for the six months ended June 30, 2004 compared with $0.7 million for the six months ended June 30, 2003. For the three months ended June 30, 2004, total direct costs of revenue increased 34.8% to $0.5 million compared with $0.3 million for the three months ended June 30, 2003. The principal component of this increase was software development labor costs related to development of customer specific software. Amortization of software development costs remained unchanged at $0.7 million for the six months ended June 30, 2004 and 2003 and at $0.3 million for the three months ended June 30, 2004 and 2003. There are no direct costs of revenue related to HYPRWare service revenue as such amounts consist solely of royalty income. Gross margin increased to $1.2 million for the six months ended June 30, 2004 compared with a loss of $0.3 million for the six months ended June 30, 2003. Gross margin increased to $0.9 million for the three months ended June 30, 2004 compared with a loss of $0.2 million for the three months ended June 30, 2003. Direct costs as a percentage of total revenue decreased to 43.7% for the six months ended June 30, 2004 compared with 198.3% for the six months ended June 30, 2003. Direct costs as a percentage of total revenue decreased to 34.4% for the three months ended June 30, 2004 compared with 204.6% for the three months ended June 30, 2003.

Operating Expenses

Total operating expenses increased 84.1% to $5.1 million for the six months ended June 30, 2004 compared with $2.8 million for the six months ended June 30, 2003. For the three months ended June 30, 2004, total operating expenses increased 58.6% to $2.4 million compared with $1.5 million for the three months ended June 30, 2003. Increases in sales and marketing costs and operations costs for the three and six months ended June 30, 2004 and an increase in general and administrative expenses for the six months ended June 30, 2004 were partially offset by decreases in depreciation and amortization for the three and six months ended June 30, 2004 and a decrease in research and development costs for the six months ended June 30, 2004. Total operating expenses as a percentage of total revenue decreased to 242.1% for the six months ended June 30, 2004 compared to 812.9% for the six months ended June 30, 2003. Total operating expenses as a percentage of total revenue decreased to 178.4% for the three months ended June 30, 2004 compared to 903.2% for the three months ended June 30, 2003.

Sales and marketing costs were $1.0 million for the six months ended June 30, 2004 compared with $0.1 million for the six months ended June 30, 2003. For the three months ended June 30, 2004, sales and marketing costs were $0.5 million compared with $0.1 million for the three months ended June 30, 2003. All sales costs prior to May 2003 have been reclassified as discontinued operations. Beginning in May 2003, the Company recognized sales costs pertaining to HTPX and HBox licensing as operating expenses. Sales costs as a percentage of total revenue were 46.4% for the six months ended June 30, 2004 compared to 41.9% for the six months ended June 30, 2003. Sales costs as a percentage of total revenue were 36.8% for the three months ended June 30, 2004 compared to 86.1% for the three months ended June 30, 2003.

General and administrative expenses increased 36.4% to $1.7 million for the six months ended June 30, 2004 compared with $1.2 million for the six months ended June 30, 2003. General and administrative expenses remained unchanged at $0.7 million for the three months ended June 30, 2004 and 2003. The increase for the six-month period was primarily due to expenses of $0.4 million incurred in connection with the severance agreement entered into with the Company’s former Chief Executive Officer in the first quarter of 2004. General and administrative expenses as a percentage of total revenue decreased to 79.9% for the six months ended June 30, 2004 compared to 362.2% for the six months ended June 30, 2003. General and administrative expenses as a percentage of total revenue decreased to 49.8% for the three months ended June 30, 2004 compared to 394.8% for the three months ended June 30, 2003.

Research and development costs decreased 13.0% to $0.7 million for the six months ended June 30, 2004 compared with $0.9 million for the six months ended June 30, 2003. Research and development costs remained unchanged at $0.4 million for the three months ended June 30, 2004 and 2003. The decrease for the six-month period resulted from the allocation of software development labor related to development of customer specific software to direct costs of revenue. Research and development costs as a percentage of total revenue decreased to 35.3% for the six months ended June 30, 2004 compared to 250.6% for the six months ended June 30, 2003. Research and development costs as a percentage of total revenue decreased to 31.5% for the three months ended June 30, 2004 compared to 260.4% for the three months ended June 30, 2003.

Operations costs were $1.3 million for the six months ended June 30, 2004 and $0.6 million for the three months ended June 30, 2004. All operations costs prior to November 2003 have been reclassified as discontinued operations. Beginning in November 2003, the Company recognized operations costs pertaining to HTPX and HBox as operating expenses. Operations costs as a percentage of total revenue were 60.8% for the six months ended June 30, 2004 and 45.2% for the three months ended June 30, 2004.

Depreciation and amortization decreased 23.0% to $0.4 million for the six months ended June 30, 2004 compared with $0.5 million for the six months ended June 30, 2003. For the three months ended June 30, 2004, depreciation and amortization decreased 25.1% to $0.2 million compared with $0.3 million for the three months ended June 30, 2003. The decreases primarily resulted from assets that became fully depreciated during 2003. Depreciation and amortization as a percentage of total revenue decreased to 19.7% for the six months ended June 30, 2004 compared to 158.2% for the six months ended June 30, 2003. Depreciation and amortization as a percentage of total revenue decreased to 15.1% for the three months ended June 30, 2004 compared to 161.9% for the three months ended June 30, 2003.

Discontinued Operations

In June 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., and, in October 2003, the Company sold its remaining consolidated market data feed business. The Company recorded a net loss from discontinued operations of $0.2 million, net of a tax benefit of $0.1 million, for the six months ended June 30, 2004 compared with net income of $0.9 million, net of tax expense of $0.4 million, for the six months ended June 30, 2003. For the three months ended June 30, 2004, the Company recorded a net loss from discontinued operations of $0.1 million, net of a tax benefit of $0.1 million compared with net income of $0.4 million, net of tax expense of $0.1 million, for the three months ended June 30, 2003. The net loss for the three and six months ended June 30, 2004 resulted from the incurrence of inbound communications costs associated with the Company’s obligation under a transition services agreement related to the sale of its consolidated market data feed business. The Company recorded $0.2 million, net of tax expense of $0.1 million, as a gain on disposition of discontinued operations during the first quarter of 2004 related to holdbacks from the sale of the consolidated market data feed business. The Company recorded $0.2 million, net of tax expense of $0.1 million, as a gain on disposition of discontinued operations during the second quarter of 2003 related to the sale on June 2, 2003 of the Company’s individual retail investor unit and related assets of its subsidiary, PCQuote.com.

LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents of $0.4 million at June 30, 2004 decreased $4.3 million from $4.7 million at December 31, 2003. This decrease was primarily due to the Company’s operating loss, as well as an increase in accounts receivable and a decrease in liabilities related to discontinued operations.

Operating activities used net cash of $3.7 million for the six months ended June 30, 2004 compared to net cash used of $0.6 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, continuing operations used $2.9 million of cash compared to net cash provided of $23,235 for the six months ended June 30, 2003. The increase in accounts receivable for the six months ended June 30, 2004 resulted from delayed payment by customers. The increase in unearned revenue for the six months ended June 30, 2004 resulted from contractual billing arrangements with up-front payment terms. For the six months ended June 30, 2004, discontinued operations used $0.9 million, resulting from a reduction in accounts payables, compared to cash used of $0.6 million for the six months ended June 30, 2003.

Investing activities used net cash of $0.8 million for the six months ended June 30, 2004 compared to net cash used of $1.1 million for the six months ended June 30, 2003. During the six months ended June 30, 2004, the Company invested $0.2 million in equipment and $0.7 million in its developed technology. During the six months ended June 30, 2003, the Company invested $0.3 million in equipment and $0.6 million in its developed technology. Additionally, in connection with the sale on June 2, 2003 of the Company’s individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., to Money.net, Inc., the Company issued a $150,000 promissory note due in twelve equal installments commencing on July 15, 2003 with an interest rate of 8.0% per annum.

Financing activities provided net cash of $0.2 million for the six months ended June 30, 2004 compared to net cash provided of $1.5 million for the six months ended June 30, 2003, primarily due to the $1.4 private placement of common stock with our executive officers, individual board members, and the Company’s majority stockholder, PICO Holdings, Inc., completed in May 2003.

The Company has an existing line of credit for $500,000 at prime, secured by the assets of the Company. As of June 30, 2004, the Company had borrowings against the line of credit of $200,000.

HyperFeed restructured its operations in April 2004, which included as part of such restructuring a reduction in staff equal to 17% of HyperFeed’s labor costs. This reduction in staff was completed in April 2004. The Company recorded approximately $38,000 of severance during the second quarter related to the restructuring. Labor and benefits expenses were reduced by approximately $100,000 per month beginning in May 2004 as a result of this restructuring. The Company expects to streamline its inbound communications costs relating to the ticker plant operations, which the Company believes will reduce costs by approximately $45,000 per month beginning in July 2004.

The Company believes its existing capital resources, including cash and cash equivalents, accounts receivable, and assets related to discontinued operations, cash expected to be received from holdbacks associated with the sale of its consolidated market data feed business, available line of credit, and ability to raise capital, if necessary, will be sufficient to fund its operations over the next twelve months.

Although the Company has taken actions, and intends to take further actions, to reduce its costs, there can be no assurances that such reductions in costs will ensure that the Company has sufficient working capital to fund its operations over the next twelve months if one or more anticipated sources of working capital are not realized by the Company. In particular, the Company’s ability to fund its operations over the next twelve months will be dependent, among other things, on its ability to convert accounts receivable and assets related to discontinued operations into cash, on the receipt of holdbacks associated with the sale of our consolidated market data feed business, and on its ability to raise capital. There can be no assurances that the Company will realize capital from any of these sources.

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

Revenue Recognition:  The Company principally derives revenue from licensing technology and providing management and maintenance services of HTPX and HBox software, ticker plant technologies, and managed services. Additionally, the Company derives revenue from the development of customized software. Revenue is recognized (1) ratably over the term of the agreement for HTPX and HBox and (2) based on the application of contract accounting for the development of customized software.

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

The use of contract accounting inherently includes the use of estimates of progress toward completion. Such estimates are subject to periodic revisions and, as a result, the financial statements could be materially impacted.

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

Valuation of Intangible Assets and Software Development Costs:  The Company assesses the impairment of intangible assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of its use of the acquired assets or the strategy for its overall business, and significant negative industry or economic trends. The Company assesses the recoverability of its software development costs against estimated future revenue over the estimated remaining economic life of the software.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2004, the Company had excess cash invested in a money market account and a short-term certificate of deposit. The Company does not expect any material loss, if at all, on these investments. The Company had $200,000 drawn on its line of credit at June 30, 2004.

ITEM 4. Controls and Procedures

(a)          Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act.

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

Part II

ITEM 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of HyperFeed Technologies, Inc. was held on May 14, 2004. The following proposals were submitted, considered and voted upon, as indicated below, by the stockholders.

1. To elect five members to our Board of Directors to serve until the 2005 Annual Meeting, or until their successors are elected and shall have qualified.

Director	Shares For	Shares Withheld
Louis J. Morgan	2,566,597	86,351
Ronald Langley	2,581,387	71,561
John R. Hart	2,590,509	62,439
Kenneth J. Slepicka	2,590,989	61,959
John L. Borling	2,599,749	53,199

2. To approve and ratify the appointment of KPMG LLP as our independent auditors for 2004.

Shares For	Shares Against	Abstentions
2,631,332	18,911	2,705

No other matters were submitted for vote.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 31.1 - Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2 - Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32 – Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)  Reports on Form 8-K

A Form 8-K was filed on May 14, 2004 attaching a copy of the press release reporting the first quarter 2004 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

Date:	August 5, 2004

By:	/s/ Paul Pluschkell
Paul Pluschkell
President and Chief Executive Officer

By:	/s/ Randall J. Frapart
Randall J. Frapart
Chief Financial Officer and Principal Accounting Officer