Form 10-Q
period 2004-09-30
HYPERFEED TECHNOLOGIES INC
filed 2004-11-09
CIK 745774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

The number of shares of common stock outstanding as of November 8, 2004 was 3,088,100 shares.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

PART I

ITEM 1. Financial Statements

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$146,089	$4,668,038
Accounts receivable, less allowance for doubtful accounts of: 2004: $29,033; 2003: $0	770,051	797,048
Notes receivable, less allowance for doubtful accounts of: 2004: $60,830; 2003: $50,000	106,299	150,465
Prepaid expenses and other current assets	248,352	173,816
Assets related to discontinued operations	380,149	811,878
Total Current Assets	1,650,940	6,601,245

Property and equipment
Computer equipment	1,543,954	2,343,853
Communication equipment	1,031,370	1,296,550
Furniture and fixtures	107,429	82,839
Leasehold improvements	531,809	531,809
	3,214,562	4,255,051
Less: Accumulated depreciation and amortization	(2,350,687)	(3,019,964)
	863,875	1,235,087
Intangible assets, net of accumulated amortization of: 2004: $188,816; 2003: $70,000	118,684	110,000
Software development costs, net of accumulated amortization of: 2004: $2,807,127; 2003: $2,733,126	1,702,253	1,732,721
Deposits and other assets	34,815	35,205
Total Assets	$4,370,567	$9,714,258

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit	$195,000	$—
Accounts payable	736,364	605,644
Accrued expenses	463,436	587,193
Accrued compensation	92,068	73,157
Income taxes payable	40,000	40,000
Unearned revenue	352,712	15,000
Liabilities related to discontinued operations	1,033,131	2,419,879
Total Current Liabilities	2,912,711	3,740,873

Accrued expenses, less current portion	296,524	292,676
Total Noncurrent Liabilities	296,524	292,676
Total Liabilities	3,209,235	4,033,549

Stockholders’ Equity
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 3,063,100 shares at September 30, 2004 and 3,051,989 shares at December 31, 2003	3,063	3,052
Additional paid-in capital	46,108,314	46,070,113
Accumulated deficit	(44,950,045)	(40,392,456)
Total Stockholders’ Equity	1,161,332	5,680,709
Total Liabilities and Stockholders’ Equity	$4,370,567	$9,714,258

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended September 30,		For The Nine months Ended September 30,
	2004	2003	2004	2003
Revenue
HyperFeed	$1,953,808	$363,441	$3,820,986	$363,441
HYPRWare	107,512	115,617	348,063	456,646
Total Revenue	2,061,320	479,058	4,169,049	820,087

Direct Costs of Revenue	372,017	402,136	1,293,482	1,078,521

Gross Margin	1,689,303	76,922	2,875,567	(258,434)

Operating Expenses
Sales and marketing	473,572	222,975	1,452,313	365,950
General and administrative	656,513	693,695	2,341,509	1,928,735
Research and development	378,357	413,015	1,121,883	1,267,763
Operations	528,858	—	1,809,538	—
Depreciation and amortization	253,256	235,335	668,564	774,771
Total Operating Expenses	2,290,556	1,565,020	7,393,807	4,337,219

Loss from Operations	(601,253)	(1,488,098)	(4,518,240)	(4,595,653)

Other Income (Expense)
Interest income	1,204	4,492	9,411	10,570
Interest expense	(790)	(855)	(1,057)	(1,167)
Other Income, Net	414	3,637	8,354	9,403

Loss from Continuing Operations Before Income Taxes	(600,839)	(1,484,461)	(4,509,886)	(4,586,250)
Income tax benefit (expense)	(23,000)	120,000	(17,000)	649,000
Loss from Continuing Operations	(623,839)	(1,364,461)	(4,526,886)	(3,937,250)

Discontinued Operations
Income (loss) from discontinued operations	(62,181)	306,895	(422,703)	1,551,104
Income tax benefit (expense) from discontinued operations	23,000	(120,000)	161,000	(510,000)
Gain on disposition of discontinued operations	—	—	375,000	362,189
Income tax expense from gain on disposition of discontinued operations	—	—	(144,000)	(139,000)
Income (Loss) from Discontinued Operations	(39,181)	186,895	(30,703)	1,264,293

Net Loss	$(663,020)	$(1,177,566)	$(4,557,589)	($2,672,957)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.21)	$(0.45)	$(1.48)	$(1.42)
Discontinued operations	(0.01)	0.06	(0.01)	0.46
Basic and diluted net loss per share	$(0.22)	$(0.39)	$(1.49)	$(0.96)

Basic and diluted weighted-average common shares outstanding	3,061,733	3,043,805	3,057,858	2,776,315

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	For The Nine months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(4,557,589)	$(2,672,957)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	668,564	774,771
Amortization of software development costs	985,798	1,012,547
Provision for doubtful accounts	49,762	—
Gain on sale of equipment	(6,708)	—
Changes in assets and liabilities, net of effects from dispositions:
Accounts receivable	(22,765)	(296,088)
Prepaid expenses and other current assets	(74,536)	(103,337)
Deposits and other assets	390	34,814
Accounts payable	130,720	187,944
Accrued expenses	(100,998)	197,391
Unearned revenue	337,712	80,000
Net cash used in continuing operations	(2,589,650)	(784,915)
Net cash used in discontinued operations	(955,019)	(631,654)
Net Cash Used In Operating Activities	(3,544,669)	(1,416,569)

Cash Flows from Investing Activities:
Purchase of property and equipment	(204,526)	(480,133)
Software development costs capitalized	(955,330)	(868,287)
Proceeds from sale of discontinued operations	—	220,000
Proceeds from disposal of equipment	32,698	—
Purchase of intangible asset	(127,500)	—
Provision for doubtful notes receivable	10,830	—
Repayment of note receivable	33,336	—
Net Cash Used In Investing Activities	(1,210,492)	(1,128,420)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	38,212	1,469,430
Issuance of notes payable, net	—	61,362
Net borrowings under line of credit	195,000	—
Net Cash Provided By Financing Activities	233,212	1,530,792

Net decrease in cash and cash equivalents	(4,521,949)	(1,014,197)
Cash and cash equivalents:
Beginning of the period	4,668,038	1,096,711

End of the period	$146,089	$82,514

Supplemental Disclosures of Noncash Investing Activities:
Note received as consideration for disposition of discontinued operations	$—	$150,000

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

REVENUE RECOGNITION:  The Company principally derives revenue from licensing technology, principally HTPX and HBox software, ticker plant technologies and managed services, and providing management and maintenance services in connection with licensed technology. Additionally, the Company derives revenue from developing customized software. Revenue is recognized (1) ratably over the term of the agreement for licensing, management and maintenance of HTPX and HBox and (2) based on the application of contract accounting for the development of customized software.

The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement, (2) delivery, (3) fixed or determinable fee, and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to HyperFeed’s software products (including specified upgrades/enhancements) is recognized upon delivery of the products. If the fee is considered fixed and determinable, it is recognized as revenue when the sale is completed. If the fee is not considered fixed and determinable, it is recognized as revenue as payments from customers become due. Revenue allocated to post contract customer support is recognized ratably over the term of the support and revenue allocated to service elements (such as training) is recognized as the services are performed.

In accordance with SOP 97-2, revenue from contracts that do not require significant production, modification, or customization of software is recognized when the above criteria are met. Revenue from contracts that require significant production, modification, or customization of software is accounted for in conformity with the provisions of Accounting Research Bulletin No. 45, “Long-Term Construction Contracts,” using the relevant guidance therein, and AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). SOP 81-1 provides for revenue recognition under the “percentage-of-completion” or “completed contract” method depending on the facts and circumstances of contracts entered into and management’s ability to reasonably estimate its progress toward completion. Contract losses, if any, are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. For those contracts which the Company cannot reasonably estimate progress toward completion, the Company employs the completed contract method of accounting. Revenue from arrangements accounted for under contract accounting are allocated among licensed technologies, managed services, and consulting fees based on the contractual terms of the arrangements.

The use of contract accounting inherently includes the use of estimates of progress toward completion. Such estimates are subject to periodic revisions and, as a result, the financial statements could be materially impacted.

On October 31, 2003, the Company sold its institutional consolidated market data feed business. Revenue recognized prior to October 31, 2003, related to the assets sold and included in discontinued operations, was principally derived from service contracts for the provision of market data only and service contracts for the provision of market data together with analytical software. HyperFeed primarily serviced the business-to-business marketplace. Revenue from service contracts was recognized ratably over the contract term as the contracted services were rendered.

SOFTWARE DEVELOPMENT COSTS:  On October 31, 2003, the Company sold its institutional consolidated market data feed business. Following the sale of its consolidated market data feed business, HyperFeed’s continuing investment in software development related primarily to developing enhancements to its HTPX and HBox software products. Prior to the sale of its consolidated market data feed business, HyperFeed also invested in enhancements to its Windows-based market data distribution platform and direct exchange services software; the development of new data analysis software and programmer tools; and the application of new technology to increase the data volume and delivery speed of the Company’s market data distribution system.

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

Amortization commences at the time of capitalization or, in the case of a new service offering, at the time the service becomes available for use. Unamortized capitalized costs determined to be in excess of the net realizable value of the product are expensed at the date of such determination. The software development and related accumulated amortization costs are removed from the respective accounts effective in the year following full amortization.

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

STOCK BASED COMPENSATION:  At September 30, 2004, the Company had one stock-based employee compensation plan as described in Note 4 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The plan is accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(663,020)	$(1,177,566)	$(4,557,589)	$(2,672,957)
Compensation expense related to stock options granted	(20,843)	(43,718)	(23,886)	(23,018)
Pro forma net loss	$(683,863)	$(1,221,284)	$(4,581,475)	$(2,695,975)

Basic and diluted net loss per share, as reported	$(0.22)	$(0.39)	$(1.49)	$(0.96)
Pro forma basic and diluted net loss per share	$(0.22)	$(0.40)	$(1.50)	$(0.97)

ACCOUNTS RECEIVABLE: Included in the Company’s accounts receivable balances in the Consolidated Balance Sheets are unbilled receivables of $356,000 at December 31, 2003 and zero at September 30, 2004.

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

(3) SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has identified two segments within which it operates. HyperFeed derives revenue principally by providing ticker plant technologies and related consulting services and HYPRWare derives revenue from royalties related to license fees collected by Townsend from subscribers to Townsend’s service over the Internet who had been referred through HYPRWare. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments were as follows for the three and nine months ended September 30, 2004 and September 30, 2003:

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Sales to unaffiliated customers
HyperFeed	$1,953,808	$363,441	$3,820,986	$363,441
HYPRWare	107,512	115,617	348,063	456,646
Total revenue	$2,061,320	$479,058	$4,169,049	$820,087

HyperFeed	94.8%	75.9%	91.7%	44.3%
HYPRWare	5.2%	24.1%	8.3%	55.7%
Total revenue	100.0%	100.0%	100.0%	100.0%

Operating income (loss) from continuing operations
HyperFeed	$(691,773)	$(1,558,926)	$(4,827,032)	$(4,944,830)
HYPRWare	90,520	70,828	308,792	349,177
Total operating loss from continuing operations	$(601,253)	$(1,488,098)	$(4,518,240)	$(4,595,653)

HyperFeed	*	*	*	*
HYPRWare	*	*	*	*
Total operating loss from continuing operations	*	*	*	*

Identifiable assets
HyperFeed	$4,215,624	$4,397,569	$4,215,624	$4,397,569
HYPRWare	154,943	473,741	154,943	473,741
Total identifiable assets	$4,370,567	$4,871,310	$4,370,567	$4,871,310

HyperFeed	96.5%	90.3%	96.5%	90.3%
HYPRWare	3.5%	9.7%	3.5%	9.7%
Total identifiable assets	100.0%	100.0%	100.0%	100.0%

* percentages not meaningful

(4) INTANGIBLES

On September 23, 2004, HyperFeed repurchased a customer contract that had been sold by HyperFeed to Interactive Data Corporation (“IDC”) as part of the sale of HyperFeed’s institutional consolidated market data feed business in October 2003. As a result of this repurchase, the Company recorded an intangible asset of $127,500. At September 30, 2004, the intangible asset, net of accumulated amortization, was $53,684.

(5) DISCONTINUED OPERATIONS

On October 31, 2003, the Company sold its institutional consolidated market data feed business to IDC for $8.5 million. The sale allowed HyperFeed to focus on its business model as a utility provider of technology, software, and managed services for financial institutions. The sale price of $8.5 million included (1) an initial payment of $7.0 million cash paid on October 31, 2003, (2) $625,000 in holdbacks payable upon completion of custom software and the fulfillment of certain transition services and (3) an $875,000 indemnification holdback, which was subsequently reduced by $90,000 to $785,000. The Company also entered into a transition services agreement whereby IDC reimburses HyperFeed on a monthly basis for direct costs relative to the purchased business. These costs include costs associated with resources dedicated to the transition, communications expenses, and other related costs. The Company received $375,000 of the $625,000 in holdbacks related to completion of customer software and fulfillment of certain transition services during the first quarter of 2004. The Company incurred inbound communications costs associated with its obligations under the transition services agreement of $282,000 in the first quarter of 2004, $165,000 in the second quarter of 2004, and $115,000 in the third quarter of 2004. Both the inbound communications costs incurred and the $375,000 of holdback recorded are reflected in discontinued operations.

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., to Money.net, Inc. The sale was part of the Company’s strategy to reduce its dependence on revenue from the individual investor and replace and grow that revenue with revenue from HTPX technology licensing sales. The sale price consisted of (1) $150,000 cash received in June 2003, (2) $70,000 cash received in July 2003, and (3) a $150,000 promissory note due in twelve equal installments commencing on July 15, 2003 with an interest rate of 8.0% per annum. At September 30, 2004, the principal balance remaining on the promissory note was $90,493, net of an allowance of $10,830. HyperFeed is pursuing collection of this promissory note.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Revenue
HyperFeed	$—	$2,794,361	$—	$8,679,523
HYPRWare	—	122,905	—	883,965
Total Revenue	—	2,917,266	—	9,563,488

Direct Costs of Revenue
HyperFeed	—	1,871,029	—	5,356,255
HYPRWare	—	105,916	—	545,246
Total Direct Costs of Revenue	—	1,976,945	—	5,901,501

Gross Margin	—	940,321	—	3,661,987

Operating Expenses	62,181	633,426	422,703	2,110,883

Income (loss) from discontinued operations before income taxes	(62,181)	306,895	(422,703)	1,551,104

Income tax expense (benefit)	23,000	(120,000)	161,000	(510,000)

Income (loss) from discontinued operations	$(39,181)	$186,895	$(261,703)	$1,041,104

Assets and liabilities related to discontinued operations consist of the following:

	September 30, 2004	December 31, 2003
Assets Related to Discontinued Operations
Accounts receivable, net of allowance for doubtful accounts of 2004: $209,318; 2003: $153,625	$349,470	$645,322
Prepaid expenses and other current assets	2,228	138,105
Deposits and other assets	28,451	28,451
Total Assets Related to Discontinued Operations	$380,149	$811,878

Liabilities Related to Discontinued Operations
Accounts payable	$862,282	$2,016,425
Accrued expenses	107,413	313,840
Accrued compensation	14,296	40,474
Unearned revenue	49,140	49,140
Total Liabilities Related to Discontinued Operations	$1,033,131	$2,419,879

(6) SIGNIFICANT CUSTOMERS

HyperFeed signed a contract in March 2004 with Telerate (formerly known as MoneyLine Telerate) to license HyperFeed’s HBox and HTPX technology to Telerate and provide related maintenance (“Technology Agreement”). The Company will recognize revenue from the Technology Agreement as payments from the customer become due in accordance with the terms of the contract. Separate from the Technology Agreement, the Company entered into two contracts with Telerate to develop customized software (“Development Agreements”). The Company recognizes revenue from the Development Agreements under the percentage of completion method. The amount revenue from Telerate for the three and nine months ended September 30, 2004 was $1.3 million and $2.6 million, respectively. Revenue from the Technology Agreement for the three and nine months ended September 30, 2004 was $0.3 million and $1.1 million, respectively. Revenue from the Development Agreements, all of which were completed in third quarter 2004, for the three and nine months ended September 30, 2004 was $1.0 million and $1.5 million, respectively.

(7) LITIGATION

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., to Money.net, Inc. On August 24, 2004, the Company filed a six-count complaint for breach of contract and amounts due in the Circuit Court of Cook County, Illinois against Money.net. The amounts sought in the complaint are $117,834 for a promissory note, including interest, $31,920 from a datafeed license agreement, and $63,917 related to a transition services agreement. Money.net has advised HyperFeed that it intends to file a counterclaim. As of September 30, 2004, the Company had a promissory note and accounts receivable, net of allowances, of $151,122 due from Money.net.

(8) SUBSEQUENT EVENTS

On November 2, 2004, the Company entered into a Secured Convertible Promissory Note Agreement (“Note”) with the PICO Holdings, Inc. (“PICO”), the majority stockholder.

Under the terms of the Note, HyperFeed may borrow up to $1.5 million from PICO, at a rate of interest of 8%. Any amounts borrowed under this Note, together with accrued interest are to be repaid by November 1, 2005.

PICO can elect to convert all or any part of the principal and interest outstanding into common stock of HyperFeed. The conversion price per share is the lower of either the price per share on the date of PICO’s election to exercise its conversion right or the price per share as of the date of execution of the Note ($3.00). The maximum number of shares issuable upon conversion of the Note is 586,000. On November 2, 2004, the Company issued to PICO 25,000 shares of the Company’s common stock as a commitment fee.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 2003. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2003 audited consolidated financial statements have been omitted from these interim consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

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

OVERVIEW

HyperFeed’s business model is built on providing ticker plant technologies and related consulting services directly to and through sales channels in the financial services industry. Our transition to our current business model began in 2002 when we recruited a new management team, and began to restructure and pursue a new business strategy. We sold PCQuote.com, Inc. (“PCQuote”) to Money.net in June 2003 and sold the remainder of our consolidated market data feed business to Interactive Data Corporation (“IDC”) in October 2003. Beginning in May 2003, rather than principally supplying our ticker plant technology to customers as part of our consolidated market data feed business, we began to provide our ticker plant technology directly and through sales channels.

Under our business model, we derive our revenues from licensing and consulting fees. In general, we expect that our licensing fees will be structured either as a reoccurring monthly fee, based upon the nature, size, and scope of the licensee, or as a monthly fee, based upon the number of end users that rely upon the products and services offered by the licensee. Consulting fees charged to clients are expected to vary based upon the nature, size, and scope of the projects undertaken.

Our direct costs of revenue are composed largely of software development amortization costs and labor associated with consulting services.

Our ability to successfully execute our business model will be dependent on our ability to maintain and develop advanced ticker plant technologies in a cost effective manner and aggressively license such technologies to the financial services industry.

The sale of our institutional consolidated market data feed business in October 2003 resulted in the reclassification of the consolidated statements of operations data for all periods to reflect such events and are accounted for as discontinued operations. Certain costs formerly reported as a component of the consolidated market data feed business included in the direct costs of revenue are now reported as operating expenses.

RECENT DEVELOPMENTS

On August 31, 2004, The NASDAQ Stock Market selected HyperFeed to supply the ticker plant to drive NASDAQ’s Data Factory Project. HyperFeed was selected as NASDAQ’s partner under a three-year agreement. The ticker plant is expected to handle market data from NASDAQ itself as well as data from a range of other sources including other equity and option exchanges. The processed data is expected to feed into a wide variety of existing internal applications as well as a range of new products as they are developed. We believe that our ticker plant, HTPX, was ultimately selected for its functionality, overall value, and performance. The architecture of HTPX is designed to enable NASDAQ’s proprietary data to be fed into the system. Furthermore, we believe that HTPX can incorporate NASDAQ’s highly efficient algorithms to produce new data sets that can be efficiently distributed.

On September 14, 2004, the Company received a notice from the Nasdaq Listing Qualifications staff (“Nasdaq staff”) stating that HyperFeed was not in compliance with the stockholders’ equity/market value of listed securities/net income continued listing requirement set forth in NASD Marketplace Rule 4310(c)(2)(B). Having considered various business, legal and compliance aspects of this matter, the Board of Directors of HyperFeed determined not to appeal the Nasdaq staff’s determination and to move the listing of the Company’s common stock to the OTC Bulletin Board. On September 23, 2004, HyperFeed common stock began being quoted under the same symbol on the OTC Bulletin Board.

In June 2004, the Company’s management and Audit Committee initiated a review and analysis of HyperFeed’s requirements with respect to its independent accountants. In August 2004, the Audit Committee determined to narrow its review to a single firm. On August 31, 2004, KPMG LLP resigned as the Company’s principal accountants. On October 8,

2004, HyperFeed engaged Deloitte & Touche LLP to serve as its independent accountants for the fiscal year ended December 31, 2004.

On November 2, 2004, the Company entered into a Secured Convertible Promissory Note Agreement (“Note”) with the PICO Holdings, Inc. (“PICO”), the majority stockholder. Under the terms of the Note, HyperFeed may borrow up to $1.5 million from PICO, at a rate of interest of 8%. Any amounts borrowed under this Note, together with accrued interest are to be repaid by November 1, 2005. PICO can elect to convert all or any part of the principal and interest outstanding into common stock of HyperFeed. The conversion price per share is the lower of either the price per share on the date of PICO’s election to exercise its conversion right or the price per share as of the date of execution of the Note ($3.00). The maximum number of shares issuable upon conversion of the Note is 586,000. On November 2, 2004, the Company issued to PICO 25,000 shares of the Company’s common stock as a commitment fee.

RESULTS OF OPERATIONS: FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenue

Total revenue for the nine months ended September 30, 2004 increased 408.4% to $4.2 million compared with $0.8 million for the nine months ended September 30, 2003. Total revenue for the three months ended September 30, 2004 increased 330.3% to $2.1 million compared with $0.5 million for the three months ended September 30, 2003. While HyperFeed revenue increased for the three and nine months ended September 30, 2004 compared to the same periods in 2003, HYPRWare revenue decreased for the same comparable periods.

HyperFeed revenue increased 951.3% to $3.8 million for the nine months ended September 30, 2004 compared with $0.4 million for the nine months ended September 30, 2003. For the three months ended September 30, 2004, HyperFeed revenue increased 437.6% to $2.0 million compared with $0.4 million for the three months ended September 30, 2003. These increases are due to increases in the number of new customers quarter over quarter as well as the completion of the custom software development for Telerate. The increase attributable to the custom software development for Telerate is $0.7 million and $1.2 million for the three and nine month periods ended September 30, 2004, respectively. HyperFeed revenue is derived from HTPX and HBox software and ticker plant technologies and includes license and consulting revenue, including revenue from multi-year contracts with CBOE, Telerate, Philadelphia Stock Exchange, ComStock, Susquehanna, and Nasdaq. All HyperFeed revenue associated with the consolidated market data feed service contracts sold to IDC has been included in discontinued operations for the three and nine months ended September 30, 2003.

HYPRWare revenue decreased 23.8% to $0.3 million for the nine months ended September 30, 2004 compared with $0.5 million for the nine months ended September 30, 2003. HYPRWare revenue remained unchanged at $0.1 million compared with the three months ended September 30, 2004 and 2003. HYPRWare derives revenue from royalties related to license fees for customers it referred to Townsend prior to December 31, 2002. The decline in HYPRWare service revenue is due to a decrease in royalties from Townsend as former HYPRWare customers serviced by Townsend decrease. All HYPRWare revenue associated with the consolidated market data feed service contracts sold to IDC and to Money.net has been included in discontinued operations for the three and nine months ended September 30, 2003. HyperFeed currently expects that any future revenue recognized by HYPRWare will be derived exclusively from royalties from the licensing agreement with Townsend.

Total Expenses

Total expenses (including direct costs of revenue, operating expenses, and expenses in discontinued operations) decreased 32.2% to $9.1 million for the nine months ended September 30, 2004 compared with $13.4 million for the nine months ended September 30, 2003. Total expenses decreased 40.5% to $2.7 million for the three months ended September 30, 2004 compared with $4.6 million for the three months ended September 30, 2003. The decreases were principally due to reductions in labor costs, communications costs, and third-party fees resulting from the sale of individual retail investor unit and related assets of its subsidiary, PCQuote.com, on June 2, 2003 and of the institutional consolidated market data feed business on October 31, 2003, as well as the streamlining of continuing operations.

Direct Costs of Revenue

Total direct costs of revenue increased 19.9% to $1.3 million for the nine months ended September 30, 2004 compared with $1.1 million for the nine months ended September 30, 2003. Total direct costs of revenue remained unchanged at $0.4 million for the three months ended September 30, 2004 and 2003. The principal component of this increase for the nine months was software development labor costs resulted from changes in the employee mix related to a shift from development of capitalized software products to development of customer specific software. Amortization of software development costs remained unchanged at $1.0 million for the nine months ended September 30, 2004 and 2003 and at $0.3 million for the three months ended September 30, 2004 and 2003. There are no direct costs of revenue related to HYPRWare service revenue as such amounts consist solely of royalty income. Gross margin increased to $2.9 million for the nine months ended September 30, 2004 compared with a loss of $0.3 million for the nine months ended September 30, 2003. Gross margin increased to $1.7 million for the three months ended September 30, 2004 compared with $0.1 million for the three months ended September 30, 2003. Direct costs as a percentage of total revenue decreased to 31.0% for the nine months ended September 30, 2004 compared with 131.5% for the nine months ended September 30, 2003 as a result of the increase in revenue. Direct costs as a percentage of total revenue decreased to 18.0% for the three months ended September 30, 2004 compared with 83.9% for the three months ended September 30, 2003 as a result of the increase in revenue.

Operating Expenses

Total operating expenses increased 70.5% to $7.4 million for the nine months ended September 30, 2004 compared with $4.3 million for the nine months ended September 30, 2003. For the three months ended September 30, 2004, total operating expenses increased 46.4% to $2.3 million compared with $1.6 million for the three months ended September 30, 2003. Under the Company’s current business model, the Company began to recognize sales costs in May 2003 and marketing and operations costs in November 2003, having reclassified costs prior to those periods to discontinued operations. These increases and an increase in general and administrative expenses for the nine months ended September 30, 2004 were partially offset by decreases in depreciation and amortization and in research and development costs for the nine months ended September 30, 2004. Total operating expenses as a percentage of total revenue decreased to 177.3% for the nine months ended September 30, 2004 compared to 528.9% for the nine months ended September 30, 2003. Total operating expenses as a percentage of total revenue decreased to 111.1% for the three months ended September 30, 2004 compared to 326.7% for the three months ended September 30, 2003.

Sales and marketing costs increased 296.9% to $1.5 million for the nine months ended September 30, 2004 compared with $0.4 million for the nine months ended September 30, 2003. For the three months ended September 30, 2004, sales and marketing costs increased 112.4% to $0.5 million compared with $0.2 million for the three months ended September 30, 2003. Beginning in May 2003, the Company recognized sales costs resulting from the licensing of HTPX and HBox as operating expenses. Sales costs prior to May 2003 of $0.2 million and $1.0 million for the three and nine months ended September 30, 2003, respectively, have been reclassified as discontinued operations as these costs fully supported the old business model. The increase for the three-month period was primarily due to additional personnel focused on the current business model. Sales costs as a percentage of total revenue were 34.8% for the nine months ended September 30, 2004 compared to 44.6% for the nine months ended September 30, 2003. Sales costs as a percentage of total revenue were 23.0% for the three months ended September 30, 2004 compared to 46.5% for the three months ended September 30, 2003.

General and administrative expenses increased 21.4% to $2.3 million for the nine months ended September 30, 2004 compared with $1.9 million for the nine months ended September 30, 2003. General and administrative expenses remained unchanged at $0.7 million for the three months ended September 30, 2004 and 2003. The increase for the nine-month period was primarily due to expenses of $0.4 million incurred in connection with the severance agreement entered into with the Company’s former Chief Executive Officer in the first quarter of 2004. General and administrative expenses as a percentage of total revenue decreased to 56.2% for the nine months ended September 30, 2004 compared to 235.2% for the nine months ended September 30, 2003. General and administrative expenses as a percentage of total revenue decreased to 31.8% for the three months ended September 30, 2004 compared to 144.8% for the three months ended September 30, 2003.

Research and development costs decreased 11.5% to $1.1 million for the nine months ended September 30, 2004 compared with $1.3 million for the nine months ended September 30, 2003. Research and development costs remained unchanged at $0.4 million for the three months ended September 30, 2004 and 2003. The decrease for the nine-month period resulted from the allocation of software development labor related to development of customer specific software to direct costs of revenue. Research and development costs as a percentage of total revenue decreased to 26.9% for the nine months ended September 30, 2004 compared to 154.6% for the nine months ended September 30, 2003. Research and development costs as a percentage of total revenue decreased to 18.4% for the three months ended September 30, 2004 compared to 86.2% for the three months ended September 30, 2003.

Operations costs were $1.8 million for the nine months ended September 30, 2004 and $0.5 million for the three months ended September 30, 2004. Operations costs consist of technical support, data maintenance, data access, and communications costs. All operations costs prior to November 2003 have been reclassified as discontinued operations. Beginning in November 2003, the Company recognized operations costs pertaining to HTPX and HBox as operating expenses. Operations costs as a percentage of total revenue were 43.4% for the nine months ended September 30, 2004 and 25.7% for the three months ended September 30, 2004.

Depreciation and amortization decreased 13.7% to $0.7 million for the nine months ended September 30, 2004 compared with $0.8 million for the nine months ended September 30, 2003. For the three months ended September 30, 2004, depreciation and amortization increased 7.6% to $0.3 million compared with $0.2 million for the three months ended September 30, 2003. The decrease for the nine months primarily resulted from assets that became fully depreciated during 2003. Depreciation and amortization as a percentage of total revenue decreased to 16.0% for the nine months ended September 30, 2004 compared to 94.5% for the nine months ended September 30, 2003. Depreciation and amortization as a percentage of total revenue decreased to 12.3% for the three months ended September 30, 2004 compared to 49.1% for the three months ended September 30, 2003.

Discontinued Operations

In June 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., and, in October 2003, the Company sold its institutional consolidated market data feed business. The Company recorded a net loss from discontinued operations of $0.3 million, net of a tax benefit of $0.2 million, for the nine months ended September 30, 2004 compared with net income of $1.0 million, net of tax expense of $0.5 million, for the nine months ended September 30, 2003. For the three months ended September 30, 2004, the Company recorded a net loss from discontinued operations of $39,000, net of a tax benefit of $23,000 compared with net income of $0.2 million, net of tax expense of $0.1 million, for the three months ended September 30, 2003. The net loss for the three and nine months ended September 30, 2004 resulted from the incurrence of inbound communications costs associated with the Company’s obligation under a transition services agreement related to the sale of its consolidated market data feed business. The Company recorded $0.2 million, net of tax expense of $0.1 million, as a gain on disposition of discontinued operations during the first quarter of 2004 related to holdbacks from the sale of the consolidated market data feed business. The Company recorded $0.2 million, net of tax expense of $0.1 million, as a gain on disposition of discontinued operations during the second quarter of 2003 related to the sale on June 2, 2003 of the Company’s individual retail investor unit and related assets of its subsidiary, PCQuote.com.

Assets related to discontinued operations consist of (1) a receivable for the reimbursement of expenses from IDC and accounts receivable, net of allowance, prior to November 1, 2003, (2) prepaid accounts from data access and communications vendors, and (3) deposits with communications vendors. Liabilities related to discontinued operations consist of (1) payables to communications vendors, (2) accruals for data costs, severance, and rent associated with discontinued properties, and (3) accrued vacation for employees dedicated to the transition service. See Note 5 “Discontinued Operations” in the Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents of $0.1 million at September 30, 2004 decreased $4.5 million from $4.7 million at December 31, 2003. This decrease was primarily due to the Company’s operating loss.

Operating activities used net cash of $3.5 million for the nine months ended September 30, 2004 compared to net cash used of $1.4 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, continuing operations used $2.6 million of cash compared to net cash used of $0.8 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, discontinued operations used $1.0 million, resulting from a reduction in accounts payables, compared to cash used of $0.6 million for the nine months ended September 30, 2003.

Investing activities used net cash of $1.2 million for the nine months ended September 30, 2004 compared to net cash used of $1.1 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Company invested $0.2 million in equipment and $1.0 million in its developed technology. During the nine months ended September 30, 2003, the Company invested $0.5 million in equipment and $0.9 million in its developed technology. The Company also repurchased a customer contract that had been sold by HyperFeed to IDC as part of the sale of the Company’s institutional consolidated market data feed business in October 2003 for $0.1 million financed partly by cash and partly from a $0.1 million reduction in the holdback from the sale. Additionally, in connection with the sale on June 2, 2003 of the Company’s individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., to Money.net, Inc., the Company received $220,000 in cash and issued a $150,000 promissory note due in twelve equal installments commencing on July 15, 2003 with an interest rate of 8.0% per annum. HyperFeed is pursuing collection of this promissory note.

Financing activities provided net cash of $0.2 million for the nine months ended September 30, 2004 compared to net cash provided of $1.5 million for the nine months ended September 30, 2003, primarily due to the $1.4 private placement of common stock with our executive officers, individual board members, and the Company’s majority stockholder, PICO Holdings, Inc. (“PICO”), completed in May 2003.

The Company has an existing line of credit for $500,000 at prime, secured by the assets of the Company. As of September 30, 2004, the Company had borrowings against the line of credit of $195,000.

On November 2, 2004, the Company entered into a Secured Convertible Promissory Note Agreement (“Note”) with PICO for $1.5 million. (See Note 8 “Subsequent Events” in the Notes to the Consolidated Financial Statements.) As of September 30, 2004, HyperFeed had not borrowed any funds under the terms of this Note.

HyperFeed restructured its operations in July and August 2004, which included as part of such restructuring a reduction in staff equal to 19% of HyperFeed’s labor costs. The Company recorded approximately $89,000 of severance during the third quarter related to the restructuring. Labor and benefits expenses were reduced by approximately $106,000 per month beginning in August 2004 as a result of this restructuring. The Company also further streamlined its inbound communications costs relating to the ticker plant operations, which reduced costs by approximately $45,000 per month beginning in August 2004.

The Company believes its existing capital resources, including cash and cash equivalents, accounts receivable, and assets related to discontinued operations, cash expected to be received from holdbacks associated with the sale of its institutional consolidated market data feed business, available line of credit, and ability to raise capital, if necessary, will provide sufficient capital to fund its operations over the next twelve months.

Although the Company has taken actions, and intends to take further actions, to reduce its costs, there can be no assurances that such reductions in costs will ensure that the Company has sufficient working capital to fund its operations over the next twelve months if one or more anticipated sources of working capital are not realized by the Company. In particular, the Company’s ability to fund its operations over the next twelve months will be dependent upon, among other things, its ability to convert accounts receivable and assets related to discontinued operations into cash, cash flow from operations, on the receipt of holdbacks associated with the sale of our consolidated market data feed business, and on its ability to raise capital. There can be no assurances that the Company will realize capital from any of these sources.

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

In accordance with SOP 97-2, revenue from contracts that do not require significant production, modification, or customization of software is recognized when the above criteria are met. Revenue from contracts that require significant production, modification, or customization of software is accounted for in conformity with the provisions of Accounting Research Bulletin No. 45, “Long-Term Construction Contracts,” using the relevant guidance therein, and AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). SOP 81-1 provides for revenue recognition under the “percentage-of-completion” or “completed contract” method depending on the facts and circumstances of contracts entered into and management’s ability to reasonably estimate its progress toward completion. Contract losses, if any, are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. For those contracts which the Company cannot reasonably estimate progress toward completion, the Company employs the completed contract method of accounting. Revenue from arrangements accounted for under contract accounting are allocated among licensed technologies, managed services, and consulting fees based on the contractual terms of the arrangements.

The use of contract accounting inherently includes the use of estimates of progress toward completion. Such estimates are subject to periodic revisions and, as a result, the financial statements could be materially impacted.

On October 31, 2003, the Company sold its institutional consolidated market data feed business. Revenue recognized prior to October 31, 2003, related to the assets sold and included in discontinued operations was principally derived from service contracts for the provision of market data only and service contracts for the provision of market data together with analytical software. HyperFeed primarily serviced the business-to-business marketplace. Revenue from service contracts was recognized ratably over the contract term as the contracted services were rendered.

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

Software Development Costs: Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility of computer software products to be licensed or otherwise marketed, are expensed as research and development costs as incurred. Once technological feasibility has been determined, costs incurred in the construction phase of software development including coding, testing, and product quality assurance are capitalized.

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

The Company’s policy is to amortize capitalized software costs by the greater of (1) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (2) the straight line method over three years, the remaining estimated economic life of the product including the period being reported. The Company assesses the recoverability of its software development costs against estimated future undiscounted cash flows. Given the highly competitive environment and technological changes, it is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both may be reduced significantly.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2004, the Company had excess cash invested in a money market account. The Company does not expect any material loss, if at all, on these investments. The Company had $195,000 drawn on its line of credit at September 30, 2004.

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

Part II

ITEM 1. Legal Proceedings

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., to Money.net, Inc. On August 24, 2004, the Company filed a six-count complaint for breach of contract and amounts due in the Circuit Court of Cook County, Illinois against Money.net. The amounts sought in the complaint are $117,834 for a promissory note, including interest, $31,920 from a datafeed license agreement, and $63,917 related to a transition services agreement. Money.net has advised HyperFeed that it intends to file a counterclaim. As of September 30, 2004, the Company had a promissory note and accounts receivable, net of allowances, of $151,122 due from Money.net.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 - Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2 - Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32 – Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b) Reports on Form 8-K

A Form 8-K was filed on August 9, 2004 attaching a copy of the press release reporting the second quarter 2004 results.

A Form 8-K was filed on September 7, 2004 reporting the resignation of KPMG as the Company’s principal accountants.

A Form 8-K was filed on September 14, 2004 reporting the delisting from the Nasdaq SmallCap Market and the move to the OTC Bulletin Board.

A Form 8-K was filed on October 8, 2004 reporting the engagement of Deloitte & Touche LLP to serve as the Company’s independent accountants for the fiscal year ended December 31, 2004.

A Form 8-K was filed on November 8, 2004 reporting the Company issued a Secured Convertible Promissory Note Agreement to PICO Holdings, Inc. dated November 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

Date:	November 9, 2004

By:	/s/ Paul Pluschkell

Paul Pluschkell
President and Chief Executive Officer

By:	/s/ Randall J. Frapart

Randall J. Frapart
Chief Financial Officer and Principal Accounting Officer