Form 10-K
period 2004-12-31
HYPERFEED TECHNOLOGIES INC
filed 2005-03-31
CIK 745774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $6,555,178 based upon the reported last sales price of common stock on June 30, 2004, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of March 18, 2005 was 3,089,493 shares.

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2005 Annual Meeting of Stockholders are incorporated by reference into Parts I and III of this report.

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of HyperFeed Technologies, Inc. (“HyperFeed”) and its subsidiary, HYPRWare, Inc. (“HYPRWare”), (collectively, the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statement of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include risks related to the possibility of requiring additional financing; the possible dilution associated with financing arrangements; the execution of our business plan; the fluctuations in our financial results; our history of operating losses; attracting and retaining qualified management and key employees; the timely development and introduction of new product and service initiatives at competitive prices and performance levels; pending or future legal proceedings; the effect of economic and business conditions generally; and other risks that are described herein, including but not limited to, the items discussed in “Factors that May Affect Future Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and that are otherwise described from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission.

PART I

Item 1. Business.

Company Overview

HyperFeed is a leading provider of ticker plant and smart order routing technologies and managed services to exchanges, financial institutions, hedge funds, and channel partners. HyperFeed’s advanced software technology serves as a corporate-wide ticker plant, enabling firms in the financial services industry with the flexibility and agility to control their own data sources and data content in a cost-effective manner. HyperFeed’s HTPX, which includes HyperFeed’s HVAULT and HBOX products, is designed to support low latency yet high value real-time market data and data services for use in receiving and distributing financial content with a competitive edge. Its dynamic smart order routing utilities are designed to offer price improvement in order execution while assisting firms with compliance with proposed Regulation NMS (“REG-NMS”). HyperFeed’s Data Delivery Utility (“DDU”) is a global, highly-distributed, fully-managed financial content distribution utility with extremely low latency and an end-to-end Service Level Agreement (“SLA”) - a completely new alternative for reliable market data delivery. Smart Order Routing Technology for Traders (“SORTT”) is a smart order routing platform designed to improve direct access trading by dynamically scanning providers of liquidity for both the fastest possible execution and price improvement.

Beginning with a comprehensive understanding of the diverse needs of the financial services industry, the Company applies advanced technologies to the processing, delivery, distribution of, and access to, financial market data. We believe that HyperFeed offers one of the fastest, most complete and reliable management exchange platform services, which can be used with industry-leading application programming interfaces (“APIs”), third-party applications or proprietary solutions. HTPX, DDU and SORTT have flexible licensing models that can fulfill the needs of financial institutions, exchanges, buy and sell side analysts, content providers, redistributors, channel partners and value-added resellers. It is HyperFeed’s twenty years of experience, human capital, and established product offerings that differentiates us from our competition. With our commitment to our customers and our desire to succeed, we continue to change the marketplace with our leading technologies.

General Development Of Business

Background

HyperFeed was originally incorporated in Illinois on June 23, 1980 as On-Line Response, Inc. The Company changed its name to PCQuote, Inc. in 1983 and incorporated in Delaware on August 12, 1987. In an effort to focus on the Web site and consumer business, the Company incorporated a subsidiary, PCQuote.com, Inc. (“PCQuote”), in March 1999. In June 1999, the Company changed its name to HyperFeed Technologies, Inc. In May 2003, the Company divested its individual retail investor unit and changed the name of its subsidiary, PCQuote, to HYPRWare, Inc. In October 2003, the Company divested its institutional consolidated market data feed business, and in February 2005, the Company purchased the business of Focus Technology Group LLC, a smart order routing technology company. HyperFeed is now focused on providing ticker plant and smart order routing technologies and managed services to exchanges, financial institutions, hedge funds, and channel partners.

Current Market Conditions

For over twenty years, HyperFeed’s proprietary ticker plant technologies were used behind-the-scenes to process its consolidated market data feed, HyperFeed® Market Data, for our customers. In response to market trends demanding direct exchange connectivity, we divested our institutional consolidated market data feed business to focus on offering directly the same advanced and robust ticker plant technologies to our customers. With the sale of HyperFeed’s institutional consolidated market data feed business, we believe that HyperFeed is no longer viewed as a competitor to certain participants in the financial services industry, which has enabled us to become a provider of technology to our traditional competitors in the consolidated market data feed business. We believe that this shift in focus has opened other new markets for HyperFeed including exchanges and content providers as well as financial institutions and redistributors. Additionally, we believe that DDU will open our market to include hedge funds.

HyperFeed’s HTPX evolved as a result of changing trends in the financial services industry. Deteriorating financial markets over recent years have led to retrenchment and consolidation within the industry. Financial markets are undergoing fundamental changes as a result of excess capacity, growing data volumes, new market participants, and regulatory pressure. We believe these changes have resulted in fewer people, with tighter budgets, working harder and handling more information under the increasingly watchful eyes of regulators. The proliferation of program trading, the growth of electronic trading and electronic exchanges, the advent of new exchange depth products, and the effect of current economic conditions are collectively influencing financial institutions to seek to receive market data feeds directly from each source of market data, including traditional exchanges and newer electronic trading systems. We believe that financial institutions pursuing direct market data feeds are focused on issues of performance management and redundancy, bandwidth requirements and latency reduction. Despite the difficult market conditions, we believe this trend creates opportunities for us.

In addition to those noted above, there exist several other key factors that we believe have spurred the shift toward direct market data feeds. In particular, we believe that merger and acquisition activity among traditional consolidated market data feed vendors has caused financial institutions to reevaluate relying on third parties for consolidated market data feeds. In recent years, Reuters acquired Bridge and Multex, SunGard acquired Fame, and Interactive Data Corporation (“IDC”) / ComStock acquired our institutional consolidated market data feed business. As a result, financial institutions are now considering direct market data feeds for both primary and secondary data sources.

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

We also believe that the proliferation of electronic exchanges entering new marketplaces and the introduction by existing exchanges of new products have influenced financial institutions and their desire to implement direct market data feeds. This expansion in the breadth and diversity of market data sources and the increase in the number of products traded have produced unsurpassed volumes of data that must be processed. For example, the arrival of NASDAQ’s SuperMontage, NYSE’s OpenBook, ECNs, exchange auto-execution systems, and Boston Options Exchange to the trading community has increased already high data volumes. These new products and exchanges magnify the number of updates requiring even greater amounts of bandwidth. High update rates also require more ticker plant processing power, which in turn can result in data processing latency. We believe that in order to ensure performance and reliability, financial institutions must seriously investigate eliminating the consolidated market data feed vendor and obtaining their market data directly from each data source.

We believe that the proposed REG-NMS will also shape market conditions. REG-NMS could have dramatic ramifications for market data bandwidth, order routing technology, and real-time compliance and monitoring systems. We believe that our purchase of a smart order routing technology company will allow us to offer customers compliance with the proposed regulations while permitting greater efficiency and lower costs with a highly customizable routing system.

Current Market Opportunity

Implementing direct market data feeds is not a simple solution. Market data sources broadcast market data in different formats that continually require modification, and have very granular and detailed user reporting and permissioning requirements. Many traders rely on special ratios and calculations like Volume Weighted Average Price (“VWAP”), time/sales, best bid, or money flow to make split second trading decisions. These are complex algorithms only handled by robust and flexible ticker plant technologies. The algorithms need to be calculated in real-time, simultaneously, as the data is received or they have little value. In addition, true latency reduction requires more than just a direct connection and a source server. Each market data feed must be developed to and supported for systems and data management. We believe that these problems can be solved by utilizing HyperFeed’s HTPX, which allows users to pick and choose any configuration of a direct market data feed with consolidated market data feed in a managed services platform.

Capturing direct data feeds from many different market data sources requires financial institutions to write code and develop separate Front End Processors (“FEPs”) for each market data source. They must also keep up with the multitude of changes and new products from market data sources. The FEPs must be able to process trade corrections, perform data integrity checks, and read complex symbology. Once the FEPs receive the data, it must be consolidated and normalized into a single format for output so it can be processed by applications or viewed on a desktop by an end-user. HyperFeed has FEPs that currently process market data from Canadian/Toronto Stock Exchange, Chicago Board of Trade, Chicago Mercantile Exchange, Montreal Stock Exchange, NASDAQ, New York Board of Trade, New York Mercantile Exchange/Commodity Exchange, New York Stock Exchange, American Stock Exchange, Options Price Reporting Authority, BRUT, ARCA, INET, and historical and fundamental data providers.

In addition, each exchange has specific detailed reporting and user-management requirements. A robust back-end database is necessary to administer this function. HyperFeed’s HKEY is an extensible system built to manage exchange vendor of record functions and is offered for use as part of HTPX.

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

Products and Services

All HyperFeed products and services are currently built around our HTPX technology. HyperFeed offers and licenses its HTPX platform in a variety of manners to meet our client’s needs. Examples of the flexibility of HyperFeed and its solutions include: complete ticker plant outsourcing and management; prepackaged HBOX solutions; and licensing and proprietary custom development around HTPX. Additionally, HyperFeed offers flexible IP licensing scenarios.

HTPX

HTPX is offered as a complete turnkey solution for the normalization, databasing, integration and transmission of high performance, real-time data sources from market data sources, content providers, and proprietary in-house sources. It provides direct access to market data from Canadian/Toronto Stock Exchange; Chicago Board of Trade; Chicago Mercantile Exchange; Montreal Stock Exchange; NASDAQ; New York Board of Trade; New York Mercantile Exchange/Commodity Exchange; New York Stock Exchange; American Stock Exchange; Options Price Reporting Authority; BRUT; ARCA; and INET, in addition to a FEP for ComStock, and offers a complete set of data cleansing and management tools for remote or on-site use. It provides adaptors to a number of widely used middleware platforms, and can be used collectively as a complete solution or individually to augment the functionality of other vendor system products.

There are five components to HyperFeed’s HTPX: Front End Processors, Data Switch, Caching and Analytics, Management, and Toolkits and Adaptors. In addition, the new Data Delivery Utility allows distributed and managed access to HTPX technology while SORTT offers customers the option of broker-agnostic smart order routing.

Front End Processors

Front End Processors, also known as HSOURCE, process trade corrections, perform data integrity checks and read complex symbology. By leveraging HSOURCE, customers choose the different types of data they want to receive directly from multiple data sources (exchanges, electronic trading systems, fundamental data providers, historical data providers, news, or proprietary data) and the FEPs transform it into a normalized protocol. Customers choose only the data they want and HyperFeed manages and controls the process remotely.

Data Switch

HTPX has a scaleable distribution architecture, known as Data Switch, that uses both multicast and uni-cast forms of network traffic, according to the demands of our customers’ network design. We believe that data fan-out rates are limitless due to Data Switch’s unique cascadable capability. Data Switch’s modular design enables the HTPX platform to scale to handle the dramatically increasing message rates of market data and reduces the demand for high end processors. A single Data Switch will scale to handle over 100,000 inbound messages per second – we believe sufficient capacity to handle predicted growth for the foreseeable future.

Assisting in handling increasing message rates is HyperFeed’s Zero Loss Compaction (“ZLC”) technology, another component of its HTPX. ZLC can alleviate the latency problems and reduce the bandwidth costs financial institutions face with direct market data feeds. It compacts data up to a 10:1 ratio, allowing customers to receive complete data sets over less bandwidth.

Caching and Analytics

HTPX is fully compatible with the latest Blade Server technology. A large number of pre-programmed data calculations are included with the HTPX Analytics Engine, which performs complex calculations based on data that the system is receiving (for example, calculating VWAP) and injecting the newly calculated data fields into the real-time data stream. The Analytics Engine on HTPX facilitates the creation of custom market indices, in addition to a wide range of pre-programmed indices. Time and sales and historical data can be collected and stored in the newly designed HTPX Data Cache.

In addition, the HTPX Data Cache stores many types of data - records, page, news, reference, self-describing, time and sales and historical data. The system’s data model can store equities, futures, options, treasuries and FX data. Access to the data is simplified by the use of symbol translations and abstraction layers that ensure receiving data in a form that can be easily integrated into systems. Additional flexibility is built into the HTPX Data Cache with its ability to store self-describing data.

Management

Compliance with exchange requirements, tracking and auditing datafeeds, handling corrections, splits, symbology, and options chaining, and data line tracking and switching are handled by HyperFeed’s Management products. These products include:

•                  HKEY

Each market data source has specific detailed reporting and user-management requirements. A robust back-end database is necessary to administer this function. HyperFeed’s HKEY is an extensible system built to manage administrative exchange vendor of record functions. It is designed to be a complete back-office entitlement system to monitor and manage enterprise data set permissions and automatically record and accurately report this information to the market data sources. HKEY is Vendor Reporting XML (“VRXML”) compliant and approved by Canadian/Toronto Stock Exchange, Chicago Board of Trade, Chicago Mercantile Exchange, Montreal Stock Exchange, NASDAQ, New York Board of Trade, New York Mercantile Exchange/Commodity Exchange, New York Stock Exchange, American Stock Exchange, Options Price Reporting Authority, BRUT, ARCA, and INET.

•                  HROOM

HyperFeed’s HROOM is a set of over 200 monitoring tools that manage and audit incoming lines and alerts for problems. In addition to allowing the viewing of incoming lines, it also provides statistics such as: sequence number, baud rate, and sensitivity status. It has completely customizable alarms, task management capabilities, and remote accessibility along with supplying data management capabilities. Control Room also handles all data manipulation, restores, and corrective actions.

•                  HLINE

The Data Cleansing layer of HyperFeed’s HTPX is designed to manage corrections, splits, symbology, and options chaining. Line arbitration is a feature that simultaneously monitors pairs of lines and selects the most timely data on a packet by packet basis, ensuring that customers receive the most complete data sets possible with minimal latency. HyperFeed also offers a proprietary maintenance line to process corrective actions contained by a remote operational and data integrity staff. The line is designed to also handle the processing of the master options file, corporate actions, and splits and dividends.

Tools and Adaptors

HyperFeed’s tools and adaptors are designed to allow customers to supply data to any required environment or application. These products include:

•                  SDKs

HyperFeed’s SDKs are designed to allow customers to quickly and easily integrate all HyperFeed’s database content into their own financial applications without enduring long development cycles or incurring high development costs. Available development tools currently include: .Net, COM, JAVA, C/C++ (for UNIX/LINUX and Windows), Visual Basic, and CGI. HyperFeed develops SDKs to support the latest technology standard, Microsoft.NET.

•                  RMDS Adaptor (Reuters Market Data System)

RMDS Adaptor is an adaptor that allows financial institutions with the RMDS infrastructure to access, publish, manipulate, and display HyperFeed processed data within RMDS applications.

Data Delivery Utility

DDU is a global, highly-distributed, fully-managed financial content distribution utility with extremely low latency and an end-to-end SLA. DDU combines HyperFeed’s HTPX ticker plant technology with SAVVIS’ global communications network to provide high-performance access to financial content in a utility model. DDU is designed to allow customers to “plug into” a high-performance, yet turnkey, utility service for the normalization, caching, integration, entitlement control, and transmission of high performance, real-time direct data sources. DDU is designed to provide managed access, managed content, standardization, and managed interfaces that redefine financial content distribution. With DDU, the network becomes the Ticker Plant – there is no central caching or data processing facilities.

SORTT

SORTT is designed to take advantage of hidden liquidity and fast markets by using its proprietary analysis and hundreds of customizable customer preferences to segment and route stock orders in a most efficient and profitable way. By looking at depth-of-book data, SORTT can interact with both depth-of-book and top-of-book data to offer the opportunity to achieve best execution. SORTT includes its own proprietary FIX Engine. FIX or a proprietary API can be used by SORTT to connect to route and receive orders from the client. SORTT is designed to be compliant with the proposed REG-NMS.

HBOX

HBOX is an offering born from HyperFeed’s HTPX that allows customers to have a complete on-site financial ticker plant solution. While HTPX is designed to be a high level solution offering the utmost in flexibility and customization, HBOX is an off-the-shelf solution for customers who want the benefits associated with direct exchange access, but who don’t require the development and breadth of customization HTPX offers.

Consulting Services

HyperFeed’s experienced employees can manage a ticker plant entirely or consult with customers to help them manage their own. The two basic categories of consulting services include:

•                  Managed Services

HyperFeed offers complete management of client’s onsite or remote ticker plants.

•                  Software Customization

HyperFeed offers consulting services to customers for customized integration into their existing applications and infrastructure.

Key advantages of HyperFeed’s products and services include:

•                  Cost Effective: HyperFeed’s HTPX is designed to provide optimal performance and cost efficiency, which is intended to reduce direct costs of capital, indirect infrastructure, and support costs of our customers.

•                  Experience: HyperFeed has experience working with some of the largest financial firms and exchanges, assembling innovative low latency high performance solutions.

•                  Expertise: HyperFeed has been developing ticker plants for over twenty years and now brings that expertise directly to the client premise.

•                  Products and Services: HyperFeed’s solutions are designed to solve many of the hurdles and costly operational issues associated with implementing direct exchange solutions. In addition, we generally offer flexible licensing solutions to meet the needs of our customers.

•                  Excellence in Execution: We are committed to both the highest levels of quality and continuous improvement in our business processes, our products, our services, and our support.

•                  Strategy: With input from our customers, we continue to build ticker plant products derived from our HTPX technologies that meet the performance standards at the cost points the market demands.

•                  Industry Participation: HyperFeed is a member and participates in several industry associations keeping us up to date with current and proposed changes and standards.

•                  Widely Deployed: HyperFeed has over 1,500 HBOX installations live today and our HTPX technology is currently deployed at three US exchanges and numerous flagship financial institutions.

Because of these key advantages, HyperFeed believes there are no true competitors with respect to the completeness of its technologies and service offerings. HyperFeed is a leader in providing managed ticker plant solutions and the technology for direct exchange connectivity. With our commitment to our customers and our desire to succeed, we continue to change the marketplace with our leading technologies.

Major Customers

HyperFeed’s major customers fall into four categories: exchanges, financial institutions, hedge funds, and channel partners. HyperFeed sells directly to its customers and has entered into partnership agreements with several channel partners that have the ability to resell or refer HyperFeed products to the marketplace. In addition, HyperFeed’s HTPX allows for the aggregation and delivery of exchange based data and services via alliance partners that utilize HyperFeed’s technology to enhance the direct delivery of data from exchanges to financial institutions. Telerate accounted for approximately 60% of the Company’s consolidated revenue from continuing operations in 2004 and approximately 52% of the Company’s consolidated revenue from continuing operations in 2003. ComStock accounted for approximately 12% of the Company’s consolidated revenue from continuing operations in 2004. Townsend accounted for approximately 36% of the Company’s consolidated revenue from continuing operations in 2003 and 100% of its revenue in 2002. As a result of the upcoming sale of Telerate to Reuters, Telerate elected on November 19, 2004 to exercise its contractual right to terminate their Agreement between HyperFeed and Telerate. The loss of another one or more of these customers could have a material adverse affect on the Company.

Patents, Trademarks, and Licenses

Our proprietary software is protected from unauthorized use by the U.S. Copyright Act and trade secret laws and all distributed copies of the software and supporting materials bear a copyright notice. We also attempt to protect our rights in proprietary software by entering into license agreements with customers and suppliers and confidentiality and non-disclosure agreements with our employees and other third parties. We use security measures to restrict access to our services to only those with proper password identification. As an additional safeguard, we generally retain source code and provide only object code bearing a copyright notice to third party users of our proprietary software.

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

•                  HyperServer™ is a trademark of HyperFeed Technologies, Inc.

•                  HyperFeed SmarTicker™ is a trademark of HyperFeed Technologies, Inc.

•                  Neosphere™ is a trademark of HyperFeed Technologies, Inc.

•                  Neosphere DB™ is a trademark of HyperFeed Technologies, Inc.

Competition

We believe the market for ticker plant technologies used to facilitate and manage direct market data feeds in an HTPX model is opportune and has recently developed due to key trends in the financial services industry. Direct competitors include small consulting firms that sell market data feed servers and in-house development teams, but these firms only compete with HyperFeed on the first level of service (source servers) involving FEPs. Examples of these types of firms are InfoDyne and Wombat consulting. We do not believe that these firms currently offer ticker plant services such as time/sales, money flow and bid/ask, data management tools like HROOM and HKEY, ZLC technologies, SDKs and adaptors or smart order routing. We believe that there are a multitude of consultancy and software providers that can offer once-off solutions that compare with our offerings but, to our knowledge, these consultancy and software providers do not offer the highly configurable software and customized development offered by HyperFeed.

Seasonality

We have not experienced any material seasonal fluctuations in our business.

Research And Development

Our research and development personnel expend their time and effort developing and enhancing HyperFeed’s HTPX technology. Recent development projects related to the HTPX include the completion of a .Net SDK, enhancements to core components to scale to handle increasing message rates (Data Switch), enhancement to the ComStock FEP to support customer rollout, development of new FEPs to support ECNs, including ARCA, BRUT, INET, and development of the SORTT smart order routing system.

During the fiscal years ended December 31, 2004, 2003 and 2002, we expensed $1,441,472, $1,827,975, and $1,426,502, respectively, for research and development.

Environment

Compliance with federal, state, and local provisions with respect to the environment has not had a material adverse effect on our capital expenditures, earnings, or competitive position.

Employees

As of December 31, 2004, we employed 48 people, none of whom are represented by a collective bargaining unit. We believe we have a satisfactory relationship with our employees. From time to time, we use the services of outside consultants on an hourly basis.

Government Contracts

We have no material contracts with the government.

Backlogs

Due to the nature of our business, backlogs are not a typical occurrence.

Available Information

Our Internet address is www.hyperfeed.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

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

We lease approximately 11,000 square feet of office space at two sites in Aurora, Illinois, through March 2005 and we are currently negotiating to extend this lease. We lease approximately 3,000 square feet of office space in New York City through July 2007. We lease approximately 1,300 square feet of office space in San Francisco, California, through March 2008.

We believe that these facilities are adequate for our needs.

Item 3. Legal Proceedings.

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., to Money.net, Inc. On August 24, 2004, the Company filed a six-count complaint for breach of contract and amounts due in the Circuit Court of Cook County, Illinois against Money.net. The amounts sought in the complaint are $117,834 for a promissory note, including interest, $31,920 from a datafeed license agreement, and $63,917 related to a transition services agreement. On November 17, 2004, Money.net filed a motion to dismiss and, as a result, the Company filed an amended complaint on December 7, 2004. On January 7, 2005, Money.net filed answers to the amended complaint and a counterclaim. On February 3, 2005, the Company answered Money.net’s counterclaim, which included seven affirmative defenses. The Company is proceeding with discovery requests pursuant to the amended complaint. As of December 31, 2004, the Company had a promissory note and accounts receivable, net of allowances, of $151,122 due from Money.net.

On December 17, 2002, the Company filed a one-count complaint action in the Circuit Court of Cook County, Illinois, against a former officer of HyperFeed, which seeks to collect on a promissory note, originally given by such officer to a bank, that the Company guaranteed and then assumed following the former officer’s departure when it became likely that the officer would default on the note. The Company requested damages in excess of $250,000, plus interest through the date of payment, costs and attorneys fees. On February 23, 2004, the former officer filed for Chapter 7 bankruptcy in U.S. Bankruptcy Court, Northern District of Illinois. The Company had reserved $100,000 for the note in the fourth quarter of 2002. With this bankruptcy filing, the Company has written-off the note and additional $150,000 is recorded in general and administrative expenses in the fourth quarter of 2003. The Company is pursuing collection of a minimal amount from approximately $25,000 of proceeds available to the claimants from the former officer.

On October 1, 2001, the Company filed a collection action in the Circuit Court of Cook County, Illinois against AB Watley seeking damages. While the parties entered into a settlement agreement in which the defendant agreed to pay the Company in three installments, the defendant failed to make the third installment payment on September 26, 2002. Accordingly, pursuant to the terms of the settlement agreement, a consent judgment was entered in the total amount of $180,503 on January 10, 2003. HyperFeed is taking steps necessary to enforce and collect on this judgment. As of December 31, 2004, the Company has fully written off the receivable due from AB Watley.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Common Equity

Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “HYPR.”

The following tables show for 2004 and 2003 the high and low bid prices of our common stock for the periods indicated, as reported by the consolidated transaction reporting system.

2004 Quarterly Information	High	Low
First	$7.00	$5.50
Second	6.61	2.85
Third	5.75	2.00
Fourth	3.20	2.10

2003 Quarterly Information	High	Low
First	$4.80	$1.90
Second	10.30	2.30
Third	8.90	4.20
Fourth	7.16	4.10

On August 13, 2003, we effected a one-for-ten (1:10) reverse split of HyperFeed’s common stock. All share and per share data give effect to the reverse stock split.

As of February 28, 2005, we had 437 stockholders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have 50,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized under our certificate of incorporation.

Dividend Policy

We have not paid dividends on our common stock and do not currently plan to do so in the near future.

Securities Issuance Under Equity Compensation Plans

Information required in Item 5 related to securities issuances under equity compensation plans will be set forth in the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after the Company’s fiscal year end of December 31, 2004 (the “Proxy Statement”), which information is incorporated herein by reference.

Recent sales of Unregistered Securities

On November 2, 2004, the Company issued to PICO a Secured Convertible Promissory Note, which we refer to as the Convertible Note. Under the terms of the Convertible Note, the Company may borrow up to $1.5 million from PICO, at an interest rate of 8%. The Company is obligated to repay all outstanding principal and accrued interest under the Convertible Note on November 1, 2005. The Convertible Note provides that PICO may, at any time, and from time to time, elect to convert all or any part of the outstanding principal and interest under the Convertible Note into the common stock of the Company. The number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of the per share price of the Company’s common stock on the date the note was given, which was $3.00 per share, and the per share price of the Company’s common stock on the date of conversion, subject to the limitation that no more than 586,000 shares of the Company’s common stock may be issued upon conversion. In addition, in connection with giving the Convertible Note, the Company issued to PICO 25,000 shares of common stock of the Company with a fair value of $75,000. The Convertible Note is also secured by the assets of the Company, subordinate to the security interest under the line of credit, and contains customary representations, warranties, covenants and events of default. As of December 31, 2004, the Company had not borrowed any funds under the terms of the Convertible Note.

As described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” and in Note 17 of the Notes to Consolidated Financial Statements, on March 28, 2005, the Company and PICO amended and restated the Convertible Note.

The Convertible Note and shares of common stock issued in connection with the issuance of such note were offered and sold to PICO in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

For the following years ended December 31:	2004	2003	2002	2001	2000
Statements of Operations Data:
Revenue (1)	$5,967,088	$1,599,963	$911,141	$296,949	$—
Loss from continuing operations	(4,998,181)	(4,055,370)	(5,072,727)	(5,445,638)	(5,661,497)
Net income (loss) available for common stockholders	(4,956,961)	1,600,818	(4,360,774)	(2,372,622)	1,723,156

Basic and diluted net loss per share from continuing operations	$(1.63)	$(1.43)	$(2.09)	$(3.49)	$(3.62)

Balance Sheet Data:
Total assets (2)	$3,712,646	$9,714,258	$6,295,590	$10,374,755	$14,326,260
Long-term obligations	$297,164	$292,676	$36,089	$107,163	$667,183
Stockholders’ equity	$765,164	$5,680,709	$2,594,817	$6,570,950	$6,692,535

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

INTRODUCTION

Fiscal 2004 was an important year for us. In particular, we completed a full year of operations under our current business model; that is, a business model built on providing ticker plant technologies and related consulting services directly and through sales channels in the financial services industry, rather than principally using our ticker plant technology internally as part of a consolidated market data feed business to service customers.

Historically, our revenues were largely derived from subscription fees from customers of our consolidated market data feed products. These subscription fees were largely dependent on the number of end users of our customers’ products and services. Under our current business model, we derive our revenues from licensing and consulting fees. In general, our licensing fees are structured either as a reoccurring monthly fee that includes both a licensing and managed service components, based upon the nature, size and scope of the licensor, or as a monthly fee, based upon the number of end users that rely upon the products and services offered by the licensor. Consulting fees charged to customers vary based upon the nature, size, and scope of the projects undertaken.

Under our current business model, our direct costs of revenue are composed largely of software development amortization costs, royalty fees and labor associated with consulting services.

The sale of PCQuote in June 2003 and the remainder of our institutional consolidated market data feed business in October 2003 resulted in the reclassification of the consolidated statements of operations data for all periods to reflect such events. Both PCQuote and our institutional consolidated market data feed business have been accounted for as discontinued operations. Certain costs formerly reported as a component of the institutional consolidated market data feed business included in the direct costs of revenue are now reported as operating expenses.

While the sale of PCQuote and the remainder of our institutional consolidated market data feed business improved our cash position and overall financial strength, we expect to face many challenges in building our business around our current business model. In particular, our ability to successfully execute our current business model will be dependent on our ability to maintain and develop advanced ticker plant technologies in a cost effective manner and aggressively license such technologies to the financial services industry. In addition, please refer to the section headed “Factors that May Affect Future Results” for a summary of some of the other factors that will impact our ability to successfully execute our current business model.

RESULTS OF OPERATIONS

We have reclassified the consolidated statements of operations data for all periods to reflect the sale on October 31, 2003 of our institutional consolidated market data feed business and the sale on June 2, 2003 of the individual retail investor unit and related assets of our subsidiary, both of which have been accounted for as discontinued operations. Certain costs formerly reported as a component of data feed operations in direct costs of revenue are now reported as operating expenses consistent with our current business model.

Revenue

For the following years ended December 31	2004	2003	2002
Revenue
HyperFeed	$5,512,172	$1,029,340	$—
HYPRWare	454,916	570,623	911,141
Total revenue	$5,967,088	$1,599,963	$911,141

Total revenue increased by 273.0%, or $4.4 million, to $6.0 million from 2003 to 2004. Total revenue increased by 76.0%, or $0.7 million, from $0.9 million in 2002 to $1.6 million in 2003. HyperFeed revenue posted significant increases from 2003 to 2004 and from 2002 to 2003, while HYPRWare revenue posted decreases in the same periods.

HyperFeed revenue increased 435.5% to $5.5 million from 2003 to 2004. Between 2002 and 2003, HyperFeed revenue increased to $1.0 million in 2003 from no comparable revenue in 2002. The increase from 2003 to 2004 is due to an increase in the number of new customers as well as the completion and delivery of custom software for Telerate. The increase attributable to Telerate is $2.8 million of which $0.7 million pertains to the custom software development for Telerate and $1.1 million pertains to the licensing of HTPX and related maintenance. As a result of the upcoming sale of Telerate to Reuters, Telerate elected on November 19, 2004 to exercise its contractual right to terminate the license agreement between HyperFeed and Telerate. A termination fee of $1.0 million was recognized in 2004in connection with Telerate’s early termination of the license agreement. The termination fee also contributed to the increase in revenue from 2003 to 2004. The Company does not currently expect revenue from Telerate to continue.

HyperFeed revenue is derived from HTPX and HBox software and ticker plant technologies and includes license and consulting revenue, including revenue from multi-year contracts with Chicago Board Options Exchange, Telerate, Philadelphia Stock Exchange,

ComStock, Susquehanna, and Nasdaq. All HyperFeed revenue associated with the institutional consolidated market data feed business sold to IDC has been included in discontinued operations.

HYPRWare revenue decreased 20.3% to $0.5 million from 2003 to 2004. Between 2002 and 2003, HYPRWare revenue decreased 37.4% from $0.9 million to $0.6 million. HYPRWare derives revenue from royalties related to license fees for customers it referred to Townsend prior to December 31, 2002. The decline in HYPRWare service revenue is due to a decrease in royalties from Townsend as former HYPRWare customers serviced by Townsend decrease. All HYPRWare revenue associated with the institutional consolidated market data feed business sold to IDC and to Money.net has been included in discontinued operations. HyperFeed currently expects that any future revenue recognized by HYPRWare will be derived exclusively from royalties from the licensing agreement with Townsend.

Total Expenses

Total expenses (including direct costs of revenue, operating expenses, and expenses in discontinued operations) decreased 34.8% to $11.4 million for 2004 as compared with $17.5 million for 2003. Total expenses decreased 27.8% to $17.5 million for 2003 compared with $24.3 million for 2002. The decrease from 2003 to 2004 was principally due to reductions in labor costs of $1.2 million, communications costs of $2.8 million, and third-party fees of $1.9 million, in each case, principally related to and arising after the sale of our individual retail investor unit and related assets and of the institutional consolidated market data feed business. In addition, expenses decreased as a result of the streamlining of our continuing operations.

Direct Costs of Revenue

Between 2003 and 2004, total direct costs of revenue increased 3.1% from $1.5 million to $1.6 million and, between 2002 and 2003, direct costs of revenue increased 14.5% from $1.3 million to $1.5 million. The principal component of these increases was software development labor costs resulting from changes in the employee mix related to a shift from development of capitalized software products to development of customer specific software. Amortization of software development costs remained unchanged at $1.3 million for 2004, 2003, and 2002. There are no direct costs of revenue related to HYPRWare revenue as such amounts consist solely of royalty income. Gross margin increased from $0.1 million for 2003 to $4.4 million for 2004 and from $(0.4) million for 2002 to $0.1 million for 2003. Direct costs of revenue, as a percentage of revenue, decreased to 26.6% for 2004, compared with 96.1% for 2003, and 147.4% for 2002.

Operating Expenses

For the following years ended December 31	2004	2003	2002
Operating expenses
Sales and marketing	$1,827,304	$614,845	$—
General and administrative	3,021,341	3,121,500	2,552,604
Research and development	1,441,472	1,827,975	1,426,502
Operations	2,236,969	186,706	—
Depreciation and amortization	870,330	997,729	1,685,285
Total operating expenses	$9,397,416	$6,748,755	$5,664,391

Total operating expenses increased by 39.2% to $9.4 million in 2004 from $6.7 million in 2003. Total operating expenses increased by 19.1% to $6.7 million in 2003 from $5.7 million in 2002. Under the Company’s current business model, the Company began to recognize sales costs in May 2003 and marketing and operations costs in November 2003, having reclassified costs prior to those periods to discontinued operations. As a percentage of revenue, total operating expenses decreased to 157.5% for 2004 compared to 421.8% for 2003 and 621.7% for 2002. The decreases in the proportion of total operating expenses to total revenue were due to the increase in HyperFeed revenue.

Sales and marketing costs increased by 197.2% to $1.8 million for 2004 compared to $0.6 million for 2003. Sales and marketing costs were zero in 2002. Beginning in May 2003, the Company recognized sales costs resulting from the licensing of HTPX and HBox as operating expenses. Sales costs prior to May 2003 of $2.0 million and $1.3 million for 2002 and 2003, respectively, have been reclassified as discontinued operations as these costs fully supported the old business model. Sales and marketing costs as a percentage of revenue were 30.6% for 2004 and 38.4% for 2003.

General and administrative expenses decreased by 3.2% to $3.0 million in 2004 from $3.1 million in 2003. In 2003, general and administrative expenses increased 22.3% to $3.1 million compared with $2.6 million in 2002. The decrease from 2003 to 2004 was due in part to compensation related to bonuses recorded in 2003, offset by expenses of $0.4 million incurred in connection with the severance agreement entered into with the Company’s former Chief Executive Officer in the first quarter of 2004. The increase from

2002 to 2003 was due in part to compensation related to bonuses, offset by a decrease in rent expense. General and administrative expenses as a percentage of revenue decreased to 50.6% for 2004 compared to 195.1% and 280.2% in 2003 and 2002, respectively.

Research and development costs decreased 21.1% to $1.4 million for 2004 compared with $1.8 million for 2003. For 2003 versus 2002, research and development costs increased 28.1% from $1.4 million to $1.8 million. The decrease from 2003 to 2004 resulted from the allocation of software development labor related to development of customer specific software to direct costs of revenue and to a reduction in travel and related expenses as resources changed responsibilities from research and development to operations during 2004. The increase from 2002 to 2003 was principally due to an increase in labor resulting from a greater focus on HTPX development and to travel and related expenses. Research and development costs as a percentage of revenue decreased to 24.2% for 2004 compared to 114.3% for 2003 and 156.6% for 2002.

Operations costs increased by 1098.1% to $2.2 million for 2004 compared to $0.2 million for 2003. Operations costs were zero in 2002. Operations costs consist of technical support, data maintenance, data access, and communications costs. All operations costs prior to November 2003 have been reclassified as discontinued operations. Beginning in November 2003, the Company recognized operations costs pertaining to HTPX and HBox as operating expenses. Operations costs as a percentage of revenue increased to 37.5% for 2004 compared with 11.7% for 2003.

Depreciation and amortization decreased 12.8% to $0.9 million for 2004 compared with $1.0 million for 2003. For 2003 versus 2002, depreciation and amortization decreased 40.8% from $1.7 million to $1.0 million. These decreases primarily resulted from the write-down of intangible assets and the write-off of certain fixed assets relating to the restructuring in the fourth quarter of 2002 and from assets that became fully depreciated during 2003. Depreciation and amortization as a percentage of revenue decreased to 14.6% for 2004 compared to 62.4% for 2003 and 185.0% for 2002.

Discontinued Operations

In June 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., and, in October 2003, the Company sold its institutional consolidated market data feed business. The Company recorded a net loss from discontinued operations of $0.3 million, net of a tax benefit of $0.2 million, for 2004 compared with net income of $1.3 million, including an income tax benefit of $29,000, for 2003 and net income of $0.7 million, net of income taxes of $1.0 million, for 2002. The Company recorded $0.3 million, net of tax expense of $0.2 million, as a gain on disposition of discontinued operations during 2004 related to holdbacks from the sale of the institutional consolidated market data feed business. The Company recorded a gain on disposition of PCQuote of $0.2 million in the second of quarter 2003, net of income taxes of $0.2 million. The Company recorded a gain on disposition of the sale of its institutional consolidated market data feed business of $4.1 million in the fourth of quarter 2003, net of income taxes of $2.5 million. The Company expects to recognize the remaining holdbacks from the sale of the institutional consolidated market data feed business of $1.0 million in 2005.

Income Taxes

The Company recorded an income tax benefit for continuing operations of $12,000 for 2004, $2.6 million for 2003, and $1.0 million for 2002. The income tax benefits were made available as a result of the tax expenses reflected in discontinued operations in the respective periods. The Company recorded an income tax benefit for income from discontinued operations of $0.2 million for 2004, as compared to income tax benefit of $29,000 for 2003 and income tax expense of $1.0 million for 2002. The Company recorded income tax expense for the gain on disposition of discontinued operations of $0.2 million for 2004, as compared with $2.7 million for 2003. In 2003, the Company utilized federal income tax net operating loss carryforwards of approximately $0.5 million and alternative minimum tax net operating loss carryforwards of approximately $0.1 million.

Net Income (Loss)

The Company had a net loss of $5.0 million for 2004 compared to net income of $1.6 million for 2003 and a net loss of $4.4 million for 2002. Net loss from continuing operations before income taxes was $5.0 million for 2004 compared to $6.7 million for 2003 and $6.1 million for 2002. The net loss for 2004 includes $0.3 million, net of tax expense of $0.2 million, from a gain on disposition of discontinued operations during 2004 related to holdbacks from the sale of the institutional consolidated market data feed business. The net income for 2003 includes $4.3 million, net of tax expense of $2.7 million, from a gain on disposition from the sale of the Company’s individual retail investor unit and its institutional consolidated market data feed business.

LIQUIDITY AND CAPITAL RESOURCES

For the following years ended December 31:	2004	2003	2002
Net cash provided by (used in) operating activities	$(3,323,689)	$(3,461,195)	$1,891,819
Net cash provided by (used in) investing activities	(1,657,063)	5,547,448	(1,787,012)
Net cash provided by financing activities	506,416	1,485,074	384,641
Net increase (decrease) in cash and cash equivalents	$(4,474,336)	$3,571,327	$489,448

Net cash and cash equivalents of $0.2 million at December 31, 2004 decreased $4.5 million from $4.7 million at December 31, 2003. This decrease was primarily due to the Company’s operating loss. Net cash and cash equivalents of $4.7 million at December 31, 2003 increased $3.6 million from $1.1 million at December 31, 2002. This increase was due to the cash received on the sale of the institutional consolidated market data feed business and PCQuote, offset by the Company’s operating loss and its continuing investment in equipment and its developed technology.

Operating activities used net cash of $3.3 million in 2004 compared to $3.5 million in 2003. The net loss for 2004 of $5.0 million was offset by non-cash items of $2.2 million, such as depreciation and amortization of long-lived assets. The net income for 2003 of $1.6 million was increased further by non-cash items of $2.4 million, such as depreciation and amortization of long-lived assets. The amount was then reduced by the gain on the sale of the institutional consolidated market data feed business and PCQuote as the cash from the sales of discontinued operations are reflected as an investing activity. The increase in deferred rent relates to the amendment to the lease agreement for the Company’s principal executive offices executed in the first quarter of 2003. The net loss for 2002 was offset in part by non-cash items such as depreciation and amortization of long-lived assets. Cash provided by discontinued operations for 2002 includes $1.3 million of amortization of the value assigned to the warrant issued in April 1999 to CNNfn in exchange for a now terminated license agreement.

Investing activities net cash used of $1.7 million in 2004 compared to net cash provided of $5.5 million in 2003 and net cash used of $1.8 million in 2002. During 2004, the Company invested $0.4 million in equipment and $1.3 million in its developed technology. During third quarter 2004, the Company repurchased a customer contract that had been sold by HyperFeed to IDC as part of the sale of the Company’s institutional consolidated market data feed business in October 2003 for $0.1 million financed partly by cash and partly from a $0.1 million reduction in the holdback from the sale. The Company received $0.2 million and $7.1 million of proceeds from the sale of its discontinued operations in the second and fourth quarter of 2003, respectively. During 2003 and 2002, the Company invested $0.6 million and $0.5 million in equipment, respectively, and $1.2 and $1.3 million, respectively, in its developed technology.

Financing activities provided net cash of $0.5 million in 2004 compared to net cash provided of $1.5 million in 2003. During 2003, the Company received $1.4 million from the private placement of common stock with its executive officers, individual board members, and the Company’s majority stockholder, PICO Holdings, Inc. (“PICO”).

The Company has a line of credit under which it may borrow up to $500,000 at prime. The Company is obligated to make monthly payments in respect of accrued interest and outstanding principal, together with all accrued and unpaid interest, is due upon demand. The line of credit is secured by the assets of the Company, and contains customary representations, warranties, covenants and events of default. As of December 31, 2004, the Company had borrowings under the line of credit of $465,000.

On November 2, 2004, the Company issued to PICO a Secured Convertible Promissory Note, which we refer to as the Convertible Note. Under the terms of the Convertible Note, the Company may borrow up to $1.5 million from PICO, at an interest rate of 8%. The Company is obligated to repay all outstanding principal and accrued interest under the Convertible Note on November 1, 2005. The Convertible Note provides that PICO may, at any time, and from time to time, elect to convert all or any part of the outstanding principal and interest under the Convertible Note into the common stock of the Company. The number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of the per share price of the Company’s common stock on the date the note was given, which was $3.00 per share, and the per share price of the Company’s common stock on the date of conversion, subject to the limitation that no more than 586,000 shares of the Company’s common stock may be issued upon conversion. In addition, in connection with giving the Convertible Note, the Company issued to PICO 25,000 shares of common stock of the Company with a fair value of $75,000. The Convertible Note is also secured by the assets of the Company, subordinate to the security interest under the line of credit, and contains customary representations, warranties, covenants and events of default. As of December 31, 2004, the Company had not borrowed any funds under the terms of the Convertible Note.

On March 28, 2005, the Company and PICO amended and restated the Convertible Note. Under the terms of the Amended and Restated Convertible Note, which we refer to as the Restated Convertible Note, the Company may borrow up to $4.0 million at an interest rate of prime plus 2.75%. The Company is obligated to repay all outstanding principal and accrued interest under the Restated

Convertible Note on March 28, 2006. The Restated Convertible Note provides that number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the Restated Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of 80% of the five-day moving average per share price of the Company’s common stock on the date the note was given and 80% of the five-day moving average per share price of the Company’s common stock on the date of conversion. The number of shares of the Company’s common stock issuable upon conversion of the Restated Convertible Note is not subject to a cap. In addition, in connection with giving the Restated Convertible Note, the Company issued to PICO common stock of the Company with a fair value of $75,000. The Convertible Note continues to be secured by the assets of the Company, subordinate to the security interest granted under the line of credit.

The Company believes that fiscal 2004 was an important year for the turnaround in its business, having completed a full year of operations under its current business model. The Company believes that its current business model will permit it to take advantage of more significant opportunities within the financial services industry. In particular, with the sale of its institutional consolidated market data feed business, the Company believes that HyperFeed is no longer viewed as a competitor to certain participants in the financial services industry, which has enabled it to become a provider of technology to its traditional competitors in the consolidated market data feed business, including exchanges and content providers as well as financial institutions and redistributors.

Under the current business model, the Company entered into nineteen agreements to provide its technology and services to a variety of participants in the financial services industry. Many of these agreements were entered into in the latter part of 2004. Substantially all of these agreements are structured to provide a license fee that is payable monthly over a multiple year term. The Company believes that its revenues in any given period will increase to the extent it recognizes revenue from these agreements during such period. Further, the Company believes that it will continue to develop and realize new customers for its technology and services. Although there can be no assurances in this regard, the Company believes that these two factors, among other things, will assist it in achieving profitability.

The Company currently believes that its existing capital resources, including cash and cash equivalents, accounts receivable, assets related to discontinued operations, cash expected to be received from holdbacks associated with the sale of its institutional consolidated market data feed business, and available credit under the Restated Convertible Note are sufficient to fund its operations over the next twelve months. Although the Company currently believes that its existing capital resources are sufficient, no assurances can be made that this will be so. If the Company requires additional capital resources, there can be no assurances that such capital will be available or available on terms satisfactory to the Company.

The Company has considered and is willing to consider further various alternatives to enhancing stockholder value, including mergers and acquisitions and other strategic transactions. In addition, the Company has explored and is willing to explore further strategic relationships and joint ventures with other technology and financial services firms.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

To facilitate an understanding of the Company’s contractual obligations and off-balance sheet arrangements, the following data is provided:

Contractual Obligations

		Payments Due by Period
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Short-term debt (1)	$465,000	$465,000	$—	$—	$—
Operating leases	1,797,914	449,595	803,549	544,770	—
Total contractual obligations	$2,262,914	$914,595	$803,549	$544,770	$—

(1) Short-term debt does not include future interest payments.

The Company has no material unconditional purchase obligations as defined by Statement of Financial Accounting Standards (“SFAS”) No. 47, “Disclosure of Long-Term Purchase Obligations”.

Off Balance Sheet Arrangements

The Company has an existing letter of credit in the amount of $75,000. The Company is not a party to any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Revenue is recognized from the licensing of HTPX and HBox (1) as payments from customers become due when the fee is not fixed or determinable at the outset of the arrangement or (2) ratably over the term of the agreement when post contract customer support (“PCS”) has a duration of one year or less. PCS is recognized ratably over the term. Revenue for the development of customized software, consulting, and implementation services is recognized based on time and materials from the application of contract accounting for the development of customized software, or based on an hourly rate when it is not a fixed fee arrangement. For licensing of the Company’s software through its sales channels, revenue is recognized as payments from the reseller become due and generally commences after the software is installed at the reseller’s customer site.

The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement, (2) delivery, (3) fixed or determinable fee, and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to HyperFeed’s software products (including specified upgrades/enhancements) is recognized upon delivery of the products. If the fee is considered fixed and determinable, it should be recognized as revenue when the sale is effected. If the fee is not considered fixed and determinable, it should be recognized as revenue as payments from customers become due. Revenue allocated to post contract customer support is recognized ratably over the term of the support and revenue allocated to service elements (such as training) is recognized as the services are performed.

In accordance with SOP 97-2, revenue from contracts that do not require significant production, modification, or customization of software is recognized when the above criteria are met. Revenue from contracts that require significant production, modification, or customization of software is accounted for in conformity with the provisions of Accounting Research Bulletin No. 45, “Long-Term Construction Contracts,” using the relevant guidance therein, and AICPA SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” SOP 81-1 provides for revenue recognition under the “percentage-of-completion” or “completed contract” method depending on the facts and circumstances of contracts entered into and management’s ability to reasonably estimate its progress toward completion. Contract losses, if any, are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. For those contracts which the Company cannot reasonably estimate progress toward completion, the Company employs the completed contract method of accounting. Revenue from arrangements accounted for under contract accounting are allocated among licensed technologies, managed services, and consulting fees based on the contractual terms of the arrangements.

The use of contract accounting inherently includes the use of estimates of progress toward completion. Such estimates are subject to periodic revisions and, as a result, the financial statements could be materially impacted.

The Company applies the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.

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

Allowance for Doubtful Accounts

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

Software Development Costs

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised) (“No. 123R”), “Share-Based Payment”. SFAS No. 123R eliminates the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The Company is in the process of evaluating the impact of SFAS No.123R, but does not currently believe that the adoption of SFAS No. 123R will have a material impact on the Company.

OTHER

We do not believe general inflation materially impacts our sales and operating results. We do not expect that current tax legislation will significantly affect our future financial position, liquidity or operating results.

At December 31, 2004, the Company had federal income tax net operating loss carryforwards of approximately $28.1 million for federal income tax purposes and approximately $27.5 million for the alternative minimum tax. In 2003, the Company utilized federal income tax net operating loss carryforwards of approximately $0.5 million and alternative minimum tax net operating loss carryforwards of approximately $0.1 million. Approximately $1.1 million of these net operating losses relates to exercise of incentive employee stock options and will be credited directly to stockholders’ equity when realized. The Company also had research and development credits of $0.1 million that will all expire by 2011 if not previously utilized. The Company’s net operating loss carryforwards are limited to $11.0 million for 2004 and an additional $1.2 million for each subsequent year thereafter. The net operating loss carryforwards expire through 2024. The Company has not recorded any tax benefits related to these net operating loss carryforwards. (See Note 5 of the Notes to Consolidated Financial Statements.)

FACTORS THAT MAY AFFECT FUTURE RESULTS

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

We may require additional financing to operate our business

The Company currently believes that its existing capital resources, including cash and cash equivalents, accounts receivable, assets related to discontinued operations, cash expected to be received from holdbacks associated with the sale of its institutional consolidated market data feed business, and available credit under the Restated Convertible Note are sufficient to fund its operations over the next twelve months. Although the Company currently believes that its existing capital resources are sufficient, no assurances can be made that this will be so. If the Company requires additional capital resources, there can be no assurances that such capital will be available or available on terms satisfactory to the Company.

We may Issue Additional Shares and Significantly Dilute our Stockholders’ Ownership Percentage

Some events over which stockholders have no control could result in the issuance of additional shares of our Common Stock, which would dilute our stockholders’ ownership percentage in us. For example, we may issue additional shares of our common stock to raise additional capital or we may be obligated to issue additional shares of our common stock upon the conversion of the Restated Convertible Note.

In particular, the Restated Convertible Note provides that number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the Restated Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of 80% of the five-day moving average per share price of our common stock on the date the note was given and 80% of the five-day moving average per share price of our common stock on the date of conversion. The number of shares of our common stock issuable upon conversion of the Restated Convertible Note is not subject to a cap. The number of shares that may be issued in connection with the conversion of the Restated Convertible Note could increase substantially if the market price of our common stock decreases during the period the Restated Convertible Note is outstanding. For example, the number of shares of our common stock that we would be required to issue upon conversion of $4.0 million of amounts outstanding under the Restated Convertible Note would be 2,500,000 based upon a last sale price for our common stock of $2.00 per share, as reported in the consolidated quotation system on March 25, 2005. However, if the price for our common stock fell to $1.00 per share, we would be obligated to issue 5,000,000 shares upon the conversion of $4.0 million of amounts outstanding under the Restated Convertible Note.

Failure to execute our current business model will adversely affect our business and your investment in the Company.

We expect to face many challenges in building our business around our current business model. In particular, our ability to successfully execute our current business model will be dependent on our ability to maintain and develop advanced ticker plant technologies in a cost effective manner and aggressively license such technologies to the financial services industry. If we fail to successfully execute our current business model, our business and your investment in our Company will be adversely affected.

We have experienced and expect to continue to experience significant period-to-period fluctuations in our revenue and operating results, which may result in volatility in the price of our stock.

Our quarterly revenue and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. In particular, the execution of our current business model may increase volatility in our quarterly revenue and operating results. Accordingly, period-to-period comparisons should not be used to anticipate results or trends in future periods. In addition, these variations may cause our stock price to fluctuate. If quarterly results fail to meet public expectations, the price of our stock may decline.

We have a recent history of operating losses and may not become or remain profitable.

We have sustained significant losses in recent years and may not become profitable in the future. If we incur additional losses or fail to achieve profitability in the future, this will hinder our ability to operate our current business and may affect the trading price of our common stock. We incurred a net loss of $4.4 million for the fiscal year ended December 31, 2002 and a net loss of $2.7 million, before the gain on the sales of our discontinued operations, for the fiscal year ended December 31, 2003 and a net loss of $4.9 million for the fiscal year ended December 31, 2004. As of December 31, 2004, we had an accumulated deficit of approximately $45.3 million. These conditions raise doubt about our ability to operate profitably in the future.

We may not be able to keep pace with continuing changes in information processing technology, evolving industry standards, and client preferences.

The financial services industry is constantly changing and evolving. Recent trends in this industry have included consolidated market data feed vendor consolidation, the proliferation of program trading, and the advent of new products from market data sources. Together with the effect of current economic conditions, these factors are influencing financial institutions to get market data feeds directly from each market data source. While HyperFeed’s HTPX model is introduced in response to these emerging trends, the financial services industry will likely continue to change and evolve. The success of our business will depend on our ability to successfully foresee, identify, and adapt to evolving trends in the industries in which we operate.

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

A principal stockholder is in a position to control matters requiring stockholder vote.

PICO owns or has the right to acquire approximately 55.0% of our shares of common stock that would be outstanding after they exercised their rights to acquire additional shares. If we borrow amounts under the Restated Convertible Note and PICO elects to convert all or any portion of those amounts into our common stock, PICO could own a significantly larger proportion of our outstanding common stock. Accordingly, PICO is in a position to control the outcome of matters requiring a stockholder vote, including the election of directors. Such control could have the effect of discouraging, or making more difficult, an unsolicited acquisition of us by means of a tender offer, a proxy contest or otherwise.

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

We believe the market for ticker plant technologies used to facilitate and manage direct market data feeds in an HTPX model is opportune and has recently developed due to key trends in the financial services industry. Direct competitors include small consulting firms that sell market data feed servers and in-house development teams, but these firms only compete with HyperFeed on the first level of service (source servers) involving FEPs. Examples of these types of firms are InfoDyne and Wombat consulting. We do not believe that these firms currently offer ticker plant services such as time/sales, money flow and bid/ask, data management tools like HKEY, HLINE and HROOM, ZLC technologies or SDKs and adaptors. We believe that a multitude of consultancy and software providers exist that can offer once-off solutions that compare with our offerings but, to our knowledge, these consultancy and software providers do not offer the highly configurable software and customized development offered by HyperFeed.

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

A limited number of customers historically have accounted for a substantial portion of our revenue. In the fiscal year ending December 31, 2004, revenue from one customer represented approximately 60% and another approximately 11% of our consolidated revenue from continuing operations. In the fiscal year ending December 31, 2003, revenue from one customer represented approximately 52% and another approximately 36% of our consolidated revenue from continuing operations. We have experienced significant changes from year to year in the composition of our major customer base and believe this pattern will continue. The loss of or a significant reduction in purchases by current major customers that are not offset by corresponding increases from other current or future customers would have a material adverse effect on our business, financial condition, and results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2004, we had excess cash invested in a money market account. We do not expect any material loss, if at all, on this investment. The Company has a line of credit for $500,000 at prime, secured by the assets of the Company. As of December 31, 2004, the Company had borrowings against the line of credit of $465,000. The Company is subject to variable interest rates that could fluctuate with market conditions.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

HyperFeed Technologies, Inc.

We have audited the accompanying consolidated balance sheets of HyperFeed Technologies, Inc. and subsidiary (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statement of the Company for the years ended December 31, 2003 and 2002 were audited by other auditors, whose report, dated March 4, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 29, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

HyperFeed Technologies, Inc.:

We have audited the consolidated balance sheet of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
March 4, 2004

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$193,702	$4,668,038
Accounts receivable, less allowance for doubtful accounts of: 2004: $34,031; 2003: $0	576,092	797,048
Notes receivable, less allowance of: 2004: $60,830; 2003: $50,000	93,798	150,465
Prepaid expenses and other current assets	125,890	173,816
Assets related to discontinued operations	72,270	811,878
Total current assets	1,061,752	6,601,245

Property and equipment
Computer equipment	1,627,021	2,343,853
Communication equipment	1,031,370	1,296,550
Furniture and fixtures	106,559	82,839
Leasehold improvements	531,809	531,809
	3,296,759	4,255,051
Less: accumulated depreciation and amortization	(2,457,645)	(3,019,964)
Property and equipment, net	839,114	1,235,087

Other intangible assets, net of accumulated amortization of: 2004: $229,167; 2003: $70,000	78,333	110,000
Software development costs, net of accumulated amortization of: 2004: $3,016,799; 2003: $2,733,126	1,686,975	1,732,721
Deposits and other assets	46,472	35,205
Total assets	$3,712,646	$9,714,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$465,000	$—
Accounts payable	634,299	605,644
Accrued expenses	170,547	437,424
Accrued professional fees	158,225	149,769
Accrued compensation	77,763	73,157
Income taxes payable	27,270	40,000
Unearned revenue	268,042	15,000
Liabilities related to discontinued operations	849,172	2,419,879
Total current liabilities	2,650,318	3,740,873

Accrued expenses, less current portion	297,164	292,676
Total liabilities	2,947,482	4,033,549

Stockholders’ Equity
Preferred stock, $.001 par value; authorized 5,000,000 shares; issued and outstanding:
Series A and B 5% convertible: 0 shares at December 31, 2004 and 2003	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding:
3,064,493 shares at December 31, 2004 and 3,051,989 shares at December 31, 2003	3,065	3,052
Additional paid-in capital	46,111,516	46,070,113
Accumulated deficit	(45,349,417)	(40,392,456)
Total stockholders’ equity	765,164	5,680,709
Total liabilities and stockholders’ equity	$3,712,646	$9,714,258

See accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the following years ended December 31	2004	2003	2002
Revenue
HyperFeed	$5,512,172	$1,029,340	$—
HYPRWare	454,916	570,623	911,141
Total revenue	5,967,088	1,599,963	911,141

Direct costs of revenue	1,585,129	1,537,323	1,342,839

Gross margin	4,381,959	62,640	(431,698)

Operating expenses
Sales and marketing	1,827,304	614,845	—
General and administrative	3,021,341	3,121,500	2,552,604
Research and development	1,441,472	1,827,975	1,426,502
Operations	2,236,969	186,706	—
Depreciation and amortization	870,330	997,729	1,685,285
Total operating expenses	9,397,416	6,748,755	5,664,391

Loss from operations	(5,015,457)	(6,686,115)	(6,096,089)

Other income (expense)
Interest income	9,427	20,381	22,035
Interest expense	(4,151)	(1,636)	(2,772)
Net other income	5,276	18,745	19,263

Loss from continuing operations before income taxes	(5,010,181)	(6,667,370)	(6,076,826)
Income tax benefit	(12,000)	(2,612,000)	(1,004,099)

Loss from continuing operations	(4,998,181)	(4,055,370)	(5,072,727)

Discontinued operations
Income (loss) from discontinued operations, net of taxes (benefit) of 2004: $(180,000); 2003: $(29,000); 2002: $957,800	(266,780)	1,329,343	711,953
Gain on disposition of discontinued operations, net of taxes of 2004: $192,000; 2003: $2,681,000; 2002: $0	308,000	4,326,845	—
Income from discontinued operations	41,220	5,656,188	711,953

Net income (loss) available for common stockholders	$(4,956,961)	$1,600,818	$(4,360,774)

Basic and diluted net income (loss) per share available for common stockholders:
Continuing operations	$(1.63)	$(1.43)	$(2.09)
Discontinued operations	0.01	1.99	0.29
Basic net income (loss) per share available for common stockholders	$(1.62)	$0.56	$(1.80)

Basic and diluted weighted-average common shares outstanding	3,059,176	2,844,751	2,427,674

See accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

	Series A and B 5% Convertible Preferred Stock Shares	Series A and B 5% Convertible Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at January 1, 2002	—	$—	2,384,959	$2,385	$44,201,065	$(37,632,500)	$6,570,950
Net loss	—	—	—	—	—	(4,360,774)	(4,360,774)
Issuance of common stock	—	—	23,205	23	79,504	—	79,527
Exercise of warrants for common stock	—	—	94,903	95	305,019	—	305,114
Balance at December 31, 2002	—	—	2,503,067	2,503	44,585,588	(41,993,274)	2,594,817
Net income	—	—	—	—	—	1,600,818	1,600,818
Issuance of common stock	—	—	548,922	549	1,484,525	—	1,485,074
Balance at December 31, 2003	—	—	3,051,989	3,052	46,070,113	(40,392,456)	5,680,709
Net loss	—	—	—	—	—	(4,956,961)	(4,956,961)
Issuance of common stock	—	—	12,504	13	41,403	—	41,416
Balance at December 31, 2004	—	$—	3,064,493	$3,065	$46,111,516	$(45,349,417)	$765,164

See accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the following years ended December 31	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(4,956,961)	$1,600,818	$(4,360,774)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	870,330	1,027,215	1,685,286
Amortization of software development costs	1,300,607	1,330,879	1,363,827
Provision for doubtful accounts and notes receivable	44,861	150,000	—
Gain on disposition of discontinued operations	—	(7,007,845)	—
Loss on disposal of equipment	16,179	—	—
Changes in assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	186,925	(723,758)	(8,466)
Prepaid expenses and other current assets	47,926	(87,923)	(36,154)
Deposits and other assets	(11,267)	19,524	7,873
Accounts payable	28,655	419,731	87,044
Accrued expenses	(257,066)	352,671	(31,958)
Deferred rent	7,739	256,587	(36,089)
Unearned revenue	253,042	15,000	—
Income taxes payable	(12,730)	40,000	(5,000)
Net cash used in continuing operations	(2,510,020)	(2,607,101)	(1,334,411)
Net cash provided by (used in) discontinued operations	(831,099)	(854,094)	3,226,230
Net cash provided by (used in) operating activities	(3,334,519)	(3,461,195)	1,891,819

Cash flows from investing activities:
Purchase of property and equipment	(364,067)	(643,769)	(458,869)
Software development costs capitalized	(1,254,861)	(1,157,460)	(1,329,001)
Proceeds from sale of discontinued operations	—	7,300,000	—
Proceeds from disposal of equipment	32,698	—	—
Purchase of intangible asset	(127,500)	—	—
Repayment of note receivable	45,837	48,677	858
Net cash provided by (used in) investing activities	(1,667,893)	5,547,448	(1,787,012)

Cash flows from financing activities:
Proceeds from issuance of common stock	41,416	1,485,074	384,641
Proceeds from sale of restricted cash equivalents	—	—	250,000
Payment to bank for assignment of note receivable	—	—	(250,000)
Net borrowings under line of credit	465,000	—	—
Net cash provided by financing activities	506,416	1,485,074	384,641

Net increase (decrease) in cash and cash equivalents	(4,474,336)	3,571,327	489,448
Cash and cash equivalents at beginning of year	4,668,038	1,096,711	607,263
Cash and cash equivalents at end of year	$193,702	$4,668,038	$1,096,711

Supplemental disclosures of cash flow information:
Interest paid	$4,151	$1,636	$2,772
Income taxes paid (refunded)	$(31,214)	$7,665	$(2,228)

Supplemental disclosures of noncash investing and financing activities:
Note received as consideration for disposition of discontinued operations	$—	$150,000	$—

See accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

HyperFeed Technologies, Inc. (“HyperFeed” or the “Company”) is a provider of ticker plant and smart order routing technologies and managed services to exchanges, financial institutions, content providers, channel partners, and value-added resellers. HyperFeed’s advanced software technology serves as a corporate-wide ticker plant, enabling firms in the financial services industry with the flexibility and agility to control their own data sources and data content in a cost-effective manner.

The Company has over twenty years experience designing, building, and running ticker plants for the North American financial marketplace. Over 1,500 of HyperFeed’s high performance single server HBOX products are currently deployed at client sites. HyperFeed’s technology supports many firms demanding transaction and order routing systems.

The Company principally derives revenue from licensing technology and providing management and maintenance services of HTPX and HBOX software, ticker plant technologies, and managed services. Additionally, the Company derives revenue from the development of customized software.

Current Operations

We have sustained significant losses in recent years. In particular, we incurred a net loss of $4.4 million for the fiscal year ended December 31, 2002 and a net loss of $2.7 million, before the gain on the sales of our discontinued operations, for the fiscal year ended December 31, 2003 and a net loss of $4.9 million for the fiscal year ended December 31, 2004.

However, the Company believes that fiscal 2004 was an important year for the turnaround in its business. In particular, following the sale of its institutional consolidated marked data feed business in late 2003, HyperFeed completed a full year of operations under its current business model; that is, a business model built on providing ticker plant technologies and related consulting services directly and through sales channels in the financial services industry, rather than principally using our ticker plant technology internally as part of a consolidated market data feed business to service customers.

The Company believes that its current business model will permit it to take advantage of more significant opportunities within the financial services industry. In particular, with the sale of its institutional consolidated market data feed business, the Company believes that HyperFeed is no longer viewed as a competitor to certain participants in the financial services industry, which has enabled it to become a provider of technology to its traditional competitors in the consolidated market data feed business, including exchanges and content providers as well as financial institutions and redistributors.

Under the current business model, HyperFeed entered into nineteen agreements to provide its technology and services to a variety of participants in the financial services industry. Many of these agreements were entered into in the latter part of 2004. Substantially all of these agreements are structured to provide a license fee that is payable monthly over a multiple year term. The Company believes that its revenues in any given period will increase to the extent it recognizes revenue from these agreements during such period. Further, the Company believes that it will continue to develop and realize new customers for its technology and services. Although there can be no assurances in this regard, the Company believes that these two factors, among other things, will assist it in achieving profitability.

Significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of HyperFeed and its subsidiary, HYPRWare, Inc., and have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include all adjustments, including the elimination of all significant intercompany transactions in consolidation, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates include reserve for bad debt, revenue recognized under percentage-of-completion method, and the useful life of developed software. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers short-term and highly liquid investments, with original maturities of 90 days or less from purchase, to be cash equivalents. As of December 31, 2004, the Company has a money market account at a financial institution, which management believes has a strong credit rating, with a balance of $10,103.

Financial Instruments

The Company’s financial instruments include accounts receivable, notes receivable, accounts payable, and accrued expenses. The Company has no financial instruments for which the carrying value materially differs from fair value.

Property and Equipment

Property and equipment are stated at cost. Depreciation on owned assets is provided using the straight-line method over the following estimated useful lives: purchased software and computer and communications equipment: 3 to 5 years; furniture, fixtures and leasehold improvements: 5 to 10 years. Leasehold improvements are amortized over the lesser of the estimated useful lives or the terms of the respective leases. The accumulated depreciation and related property and equipment costs are removed from the respective accounts effective in the year following full depreciation.

Maintenance and repair costs are charged to earnings as incurred. Costs of improvements are capitalized. Upon retirement or disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in the statements of operations.

Software Development Costs

HyperFeed’s investment in software development consists primarily of enhancements to its HTPX and HBOX products. Capitalization of software development costs begins upon the establishment of technological feasibility, which is generally when all planning, design, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications is complete. Prior to October 31, 2003, HyperFeed also invested in its existing Windows-based market data distribution platform, the direct exchange services, the development of new data analysis software and programmer tools and the application of new technology to increase the data volume and delivery speed of the Company’s distribution system.

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility of computer software products to be licensed or otherwise marketed, are expensed as research and development costs as incurred. Once technological feasibility has been determined, costs incurred in the construction phase of software development including coding, testing, and product quality assurance are capitalized.

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

Long-Lived Asset Recoverability

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the carrying value of long-lived assets, primarily property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if projected undiscounted cash flows are less than the carrying value of the assets. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The SFAS No. 144 impairment test is a two-step process. If the carrying value of the asset exceeds the expected future cash flows from the asset, impairment is indicated. The impairment loss recognized is the excess of the carrying value of the asset over its fair value. The Company had no impairment of long-lived assets during 2004.

Intangible Assets

Intangible assets consist principally of acquired developed technology and a repurchased customer contract that had been sold by the Company to Interactive Data Corporation (“IDC”) as part of the sale of HyperFeed’s institutional consolidated market data feed business in October 2003. Amortization is calculated using the straight-line method over the respective estimated useful lives, three years for developed technology. During the first quarter of 2002, the Company implemented SFAS No. 142, “Goodwill and Other Intangible Assets,” which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. The adoption of SFAS No. 142 had no impact on the Company’s financial statements as of January 1, 2002.

Stock Based Compensation

At December 31, 2004, the Company had one stock-based employee compensation plan, which is described more fully in Note 4. The plan is accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Net income (loss) available for common stockholders	$(4,956,961)	$1,600,818	$(4,360,774)
Compensation expense related to stock options granted and employee stock purchase plan issuances, net of taxes	(66,076)	(88,191)	(1,331,657)
Pro forma net income (loss) available for common stockholders	$(5,023,037)	$1,512,627	$(5,692,431)

Basic net income (loss) per share:
As reported	$(1.62)	$0.56	$(1.80)
Pro forma	$(1.64)	$0.53	$(2.30)
Diluted net income (loss) per share:
As reported	$(1.62)	$0.56	$(1.80)
Pro forma	$(1.64)	$0.53	$(2.30)

Revenue Recognition

The Company principally derives revenue from licensing technology and providing management and maintenance services of HTPX and HBox software, ticker plant technologies, and managed services. Additionally, the Company derives revenue from the development of customized software.

Revenue is recognized from the licensing of HTPX and HBox (1) as payments from customers become due when the fee is not fixed or determinable at the outset of the arrangement or (2) ratably over the term of the agreement when post contract customer support (“PCS”) has a duration of one year or less. PCS is recognized ratably over the term. Revenue for the development of customized software, consulting, and implementation services is recognized based on time and materials from the application of contract accounting for the development of customized software, or based on an hourly rate when it is not a fixed fee arrangement. For licensing of the Company’s software through its sales channels, revenue is recognized as payments from the reseller become due and generally commences after the software is installed at the reseller’s customer site.

The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement, (2) delivery, (3) fixed or determinable fee, and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to HyperFeed’s software products (including specified upgrades/enhancements) is recognized upon delivery of the products. If the fee is considered fixed and determinable, it should be recognized as revenue when the sale is effected. If the fee is not considered fixed and determinable, it should be recognized as revenue as payments from customers become due. Revenue allocated to post contract customer support is recognized ratably over the term of the support and revenue allocated to service elements (such as training) is recognized as the services are performed.

In accordance with SOP 97-2, revenue from contracts that do not require significant production, modification, or customization of software is recognized when the above criteria are met. Revenue from contracts that require significant production, modification, or customization of software is accounted for in conformity with the provisions of Accounting Research Bulletin No. 45, “Long-Term Construction Contracts,” using the relevant guidance therein, and AICPA SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” SOP 81-1 provides for revenue recognition under the “percentage-of-completion” or “completed contract” method depending on the facts and circumstances of contracts entered into and management’s ability to reasonably estimate its progress toward completion. Contract losses, if any, are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. For those contracts which the Company cannot reasonably estimate progress toward completion, the Company employs the completed contract method of accounting. Revenue from arrangements accounted for under contract accounting are allocated among licensed technologies, managed services, and consulting fees based on the contractual terms of the arrangements.

The use of contract accounting inherently includes the use of estimates of progress toward completion. Such estimates are subject to periodic revisions and, as a result, the financial statements could be materially impacted.

The Company applies the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.

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

Operations Costs

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

Computation of Net Income (Loss) Per Share

Basic earnings per share (“EPS”) is based on the weighted-average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share includes the dilutive effect of unexercised common stock equivalents. The Company had equity securities that, if exercised, would have had a dilutive effect on EPS had the Company generated income in all quarterly periods during 2004, 2003 and 2002. The dilutive effect of such securities would have been an additional 41,424, 15,827, and 3,992 weighted-average shares outstanding during the years ended December 31, 2004, 2003, and 2002, respectively. For the year ended December 31, 2004, weighted-average equity securities totaling 498,003 were excluded from the calculations as their effect was anti-dilutive due to such securities having exercise prices in excess of the weighted-average market value of the Company’s common stock during the year.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised) (“No. 123R”), “Share-Based Payment”. SFAS No. 123R eliminates the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The Company is in the process of evaluating the impact of SFAS No. 123R, but does not currently believe that the adoption of SFAS No. 123R will have a material impact on the Company.

Note 2. Transactions With Affiliates

PICO Holdings, Inc. (“PICO”) owns 50.5% of HyperFeed’s common stock as of December 31, 2004.

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

On August 19, 2002, PICO exercised three previously issued Common Stock Purchase Warrants (“Warrants”). In accordance with the terms of the Warrants, PICO acquired 94,903 shares of HyperFeed common stock for $305,114 or $3.215 per share, the average closing bid price for the twenty trading days preceding the date of exercise.

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

On November 2, 2004, the Company issued to PICO a Secured Convertible Promissory Note, which we refer to as the Convertible Note. Under the terms of the Convertible Note, the Company may borrow up to $1.5 million from PICO, at an interest rate of 8%. The Company is obligated to repay all outstanding principal and accrued interest under the Convertible Note on November 1, 2005. The Convertible Note provides that PICO may, at any time, and from time to time, elect to convert all or any part of the outstanding principal and interest under the Convertible Note into the common stock of the Company. The number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of the per share price of the Company’s common stock on the date the note was given, which was $3.00 per share, and the per share price of the Company’s common stock on the date of conversion, subject to the limitation that no more than 586,000 shares of the Company’s common stock may be issued upon conversion. In addition, in connection with giving the Convertible Note, the Company issued to PICO 25,000 shares of common stock of the Company with a fair value of $75,000. The Convertible Note is also secured by the assets of the Company, subordinate to the security interest under the line of credit, and contains customary representations, warranties, covenants and events of default. As of December 31, 2004, the Company had not borrowed any funds under the terms of the Convertible Note.

As described more fully in Note 17, on March 28, 2005, the Company and PICO amended and restated the Convertible Note.

PICO provides the Company with Directors and Officers insurance for which the Company reimburses PICO.

Note 3. Stockholders’ Equity and Equity Transactions

Equity Transactions

As described in Note 2, in connection with the Company’s financing, equity, and related party transactions, PICO holds warrants for the purchase of 310,617 shares of the Company’s common stock at December 31, 2003. The warrants expire on April 30, 2005 and have an exercise price of $15.75 per share.

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

 As described in Note 2, on November 2, 2004, the Company issued to PICO a Secured Convertible Promissory Note, which we refer to as the Convertible Note. Under the terms of the Convertible Note, the Company may borrow up to $1.5 million from PICO, at an interest rate of 8%. The Company is obligated to repay all outstanding principal and accrued interest under the Convertible Note on November 1, 2005. The Convertible Note provides that PICO may, at any time, and from time to time, elect to convert all or any part of the outstanding principal and interest under the Convertible Note into the common stock of the Company. The number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of the per share price of the Company’s common stock on the date the note was given, which was $3.00 per share, and the per share price of the Company’s common stock on the date of conversion, subject to the limitation that no more than 586,000 shares of the Company’s common stock may be issued upon conversion. In addition, in connection with giving the Convertible Note, the Company issued to PICO 25,000 shares of common stock of the Company with a fair value of $75,000. The Convertible Note is also secured by the assets of the Company, subordinate to the security interest under the line of credit, and contains customary representations, warranties, covenants and events of default. As of December 31, 2004, the Company had not borrowed any funds under the terms of the Convertible Note.

As described more fully in Note 17, on March 28, 2005, the Company and PICO amended and restated the Convertible Note

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

There were no shares of preferred stock outstanding as of December 31, 2004.

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

Option activity was as follows for the years ended December 31, 2004, 2003, and 2002:

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	395,578	$9.27	343,190	$29.38	402,458	$41.70
Granted	27,991	3.76	235,936	5.38	145,700	5.00
Exercised	(3,332)	2.60	—	—	—	—
Forfeited/Cancelled	(233,424)	11.72	(183,548)	41.87	(204,968)	36.30
Outstanding at end of year	186,813	$5.50	395,578	$9.27	343,190	$29.38
Exercisable at year-end	82,374	$6.26	110,565	$19.78	219,460	$38.75

Shares available for option under the Plan were 313,187, 104,422, and 156,810 at December 31, 2004, 2003, and 2002, respectively. The Company has reserved 9,145 options for future grants.

Options granted under the Plan generally become exercisable at an annual cumulative rate of one-third of the total number of options granted. The exercise prices for options outstanding at December 31, 2004 ranged from $2.42 to $60.00 per share.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Expected life	5.00 years	5.00 years	5.00 years
Dividend rate	0%	0%	0%
Risk-free interest rate	3.80%	2.80%	3.60%
Volatility factors	99%	99%	103%

The weighted-average exercise price and weighted-average fair value of options granted during 2004, 2003, and 2002 where the market price equals, exceeds, or is less than the exercise price at the time of grant is as follows:

	2004			2003			2002
	Equals	Exceeds	Is Less Than	Equals	Exceeds	Is Less Than	Equals	Exceeds	Is Less Than
Exercise price	$3.76	—	—	$5.38	—	—	$5.00	—	$—
Fair value of option	$2.84	—	—	$4.06	—	—	$3.91	—	$—

No compensation expense from stock-based compensation awards was recognized in the Consolidated Statements of Operations for 2004, 2003, and 2002.

A further summary of options outstanding at December 31, 2004, is as follows:

Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life in Years	Number Exercisable
$2.420	3,000	4.54	—
$2.600	5,000	3.15	1,667
$3.000	32,000	2.63	21,333
$3.700	18,291	4.40	—
$3.900	24,500	2.87	16,833
$4.050	1,500	4.59	—
$4.590	19,200	3.64	6,399
$4.800	1,500	2.37	1,500
$6.300	13,500	2.14	8,999
$6.400	65,022	3.39	22,343
$24.800	1,500	1.39	1,500
$60.000	1,800	0.11	1,800
	186,813	3.19	82,374

Note 5. Income Taxes

The significant components of deferred tax assets and deferred tax liabilities were as follows at December 31, 2004 and 2003:

	2004	2003
Deferred tax assets:
Unearned revenue	$97,469	$22,449
Receivable allowances	110,184	71,269
Property and equipment	522,853	549,304
Accrued expenses	27,123	29,419
Other	125,379	92,725
Net operating loss carryforwards	10,003,141	8,316,784
Restructuring expense	7,754	84,256
Research and development credit carryforwards	106,000	106,000
	11,006,638	9,272,206
Valuation allowance	(10,320,193)	(8,596,314)
	686,445	675,892
Deferred tax liabilities:
Software capitalization	(628,088)	(606,452)
Intangible assets	(27,417)	(38,500)
Other	(30,940)	(30,940)
	(686,445)	(675,892)
Net deferred tax assets	$—	$—

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

The benefit from taxes on losses from continuing operations was as follows for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Current:
Federal	$(12,000)	$(2,060,000)	$(834,099)
State and local	—	(552,000)	(170,000)
Deferred	—	—	—
Total income tax benefit	$(12,000)	$(2,612,000)	$(1,004,099)

Income tax expense (benefit) on income from discontinued operations was as follow for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Current:
Federal	$(180,000)	$(40,000)	$780,000
State and local	—	11,000	177,800
Deferred	—	—	—
Total income tax expense (benefit)	$(180,000)	$(29,000)	$957,800

The differences between the income tax benefit computed at the statutory federal income tax rate and the Company’s income tax benefit were as follows for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Statutory rate provision	$(1,753,563)	$(2,333,580)	$(2,126,889)
Increase (decrease) resulting from:
Nondeductible expenses	47,661	24,583	36,468
State income taxes (net of federal benefit)	—	(358,800)	(110,500)
Expiration of net operating loss carryforwards	—	228,816	—
Change in valuation allowance	1,766,643	(161,965)	1,209,550
Other	(72,741)	(11,054)	(12,728)
	$(12,000)	$(2,612,000)	$(1,004,099)

At December 31, 2004, the Company had federal income tax net operating loss carryforwards of approximately $28.1 million for federal income tax purposes and approximately $27.5 million for the alternative minimum tax. In 2003, the Company utilized federal income tax net operating loss carryforwards of approximately $0.5 million and alternative minimum tax net operating loss carryforwards of approximately $0.1 million. Approximately $1.1 million of these net operating losses relates to exercise of incentive employee stock options and will be credited directly to stockholders’ equity when realized. The Company also had research and development credits of $0.1 million that will all expire by 2011 if not previously utilized. The Company’s net operating loss carryforwards are limited to $11.0 million for 2004 and an additional $1.2 million for each subsequent year thereafter. The net operating loss carryforwards expire through 2024. The Company has not recorded any tax benefits related to these net operating loss carryforwards.

Note 6. Line of Credit and PICO Note

The Company has a line of credit under which it may borrow up to $500,000 at prime. The Company is obligated to make monthly payments in respect of accrued interest and outstanding principal, together with all accrued and unpaid interest, is due upon demand. The line of credit is secured by the assets of the Company, and contains customary representations, warranties, covenants and events of default. As of December 31, 2004, the Company had borrowings under the line of credit of $465,000.

On November 2, 2004, the Company issues to PICO a Secured Convertible Promissory Note, which we refer to as the Convertible Note. Under the terms of the Convertible Note, the Company may borrow up to $1.5 million from PICO, at an interest rate of 8%. The Company is obligated to repay all outstanding principal and accrued interest under the Convertible Note on November 1, 2005. The Convertible Note provides that PICO may, at any time, and from time to time, elect to convert all or any part of the outstanding principal and interest under the Convertible Note into the common stock of the Company. The number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of the per share price of the Company’s common stock on the date the note was given, which was $3.00 per share, and the per share price of the Company’s common stock on the date of conversion, subject to the limitation that no more than 586,000 shares of the Company’s common stock may be issued upon conversion. In addition, in connection with giving the Convertible Note, the Company issued to PICO 25,000 shares of common stock of the Company with a fair value of $75,000. The Convertible Note is also secured by the assets of the Company, subordinate to the security interest under the line of credit, and contains customary representations, warranties, covenants and events of default. As of December 31, 2004, the Company had not borrowed any funds under the terms of the Convertible Note.

As described more fully in Note 17, on March 28, 2005, the Company and PICO amended and restated the Convertible Note.

Note 7. Lease Commitments

The Company leases certain real and personal property under noncancelable operating leases. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Rent expense under these leases is recognized on a straight-line basis. Rent expense for operating leases was $576,409, $633,204, and $831,357 for the years ended December 31, 2004, 2003, and 2002, respectively.

Future minimum lease payments for the Company as lessee as of December 31, 2004 are as follows:

Years ending December 31:	Operating Leases
2005	$449,595
2006	423,816
2007	379,733
2008	277,219
2009 and thereafter	267,551
Total minimum lease payments	$1,797,914

Note 8. Segment Information

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has identified two segments within which it operates. HyperFeed derives revenue principally in the business-to-business sector and HYPRWare derives revenue from royalties related to license fees collected by Townsend from subscribers who had been referred through HYPRWare. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments were as follows for the years ended December 31, 2004, 2003, and 2002:

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Revenue:
HyperFeed	$5,512,172	92.4%	$1,029,340	64.3%	$—	0.0%
HYPRWare	454,916	7.6%	570,623	35.7%	911,141	100.0%
Total revenue	$5,967,088	100.0%	$1,599,963	100.0%	$911,141	100.0%

Operating income (loss):
HyperFeed	$(5,427,905)	*	$(7,163,253)	*	$(6,825,244)	*
HYPRWare	412,448	*	477,138	*	729,155	*
Total operating loss	$(5,015,457)	*	$(6,686,115)	*	$(6,096,089)	*

Identifiable assets:
HyperFeed	$3,564,285	96.0%	$9,408,612	96.9%	$5,866,212	93.2%
HYPRWare	148,361	4.0%	305,646	3.1%	429,378	6.8%
Total identifiable assets	$3,712,646	100.0%	$9,714,258	100.0%	$6,295,590	100.0%

* not meaningful

Note 9. Defined Contribution Plan

In 1993, the Company established a 401(k) retirement savings plan for employees meeting certain eligibility requirements. Under the plan, employee contributions are matched at 100% of the first 3% of annual salary contributed by an employee. The Company recorded expenses ratably to all operating expense categories and discontinued operations related to its matching of contributions of $73,927, $107,980, and $135,011 for the years ended December 31, 2004, 2003, and 2002, respectively.

Note 10. Employee Stock Purchase Plan

In 1995, the Company established an employee stock purchase plan (the “ESPP”). The ESPP allows employees to have up to 10% of their annual salary withheld to purchase HyperFeed’s common stock on the final day of each quarter at 85% of the market price on either the first or last day of the quarter, whichever is lower. The Company has reserved 200,000 shares of common stock for issuance pursuant to the terms of the ESPP. Shares sold to employees totaled 9,084, 22,857, and 23,205 for the years ended December 31, 2004, 2003, and 2002, respectively.

Note 11. Litigation

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., to Money.net, Inc. On August 24, 2004, the Company filed a six-count complaint for breach of contract and amounts due in the Circuit Court of Cook County, Illinois against Money.net. The amounts sought in the complaint are $117,834 for a promissory note, including interest, $31,920 from a datafeed license agreement, and $63,917 related to a transition services agreement. On November 17, 2004, Money.net filed a motion to dismiss and, as a result, the Company filed an amended complaint on December 7, 2004. On January 7, 2005, Money.net filed answers to the amended complaint and a counterclaim. On February 3, 2005, the Company answered Money.net’s counterclaim, which included seven affirmative defenses. The Company is proceeding with discovery requests pursuant to the amended complaint. As of December 31, 2004, the Company had a promissory note and accounts receivable, net of allowances, of $151,122 due from Money.net.

On December 17, 2002, the Company filed a one-count complaint action in the Circuit Court of Cook County, Illinois, against a former officer of HyperFeed, which seeks to collect on a promissory note, originally given by such officer to a bank, that the Company guaranteed and then assumed following the former officer’s departure when it became likely that the officer would default on the note. The Company requested damages in excess of $250,000, plus interest through the date of payment, costs and attorneys fees. On February 23, 2004, the former officer filed for Chapter 7 bankruptcy in U.S. Bankruptcy Court, Northern District of Illinois. The Company had reserved $100,000 for the note in the fourth quarter of 2002. With this bankruptcy filing, the Company has written-off the note and additional $150,000 is recorded in general and administrative expenses in the fourth quarter of 2003. The Company is pursuing collection of a minimal amount from approximately $25,000 of proceeds available to the claimants from the former officer.

On October 1, 2001, the Company filed a collection action in the Circuit Court of Cook County, Illinois against AB Watley seeking damages. While the parties entered into a settlement agreement in which the defendant agreed to pay the Company in three installments, the defendant failed to make the third installment payment on September 26, 2002. Accordingly, pursuant to the terms of the settlement agreement, a consent judgment was entered in the total amount of $180,503 on January 10, 2003. HyperFeed is taking steps necessary to enforce and collect on this judgment. As of December 31, 2004, the Company has fully written off the receivable due from AB Watley.

The Company is a party to various other legal proceedings incidental to its business operations, none of which is expected to have a material adverse effect on the financial condition or results of operations of the Company.

Note 12. Research and Development

During the fiscal years ended December 31, 2004, 2003, and 2002, the Company expensed $1,441,472, $1,827,975, and $1,426,502, respectively, for research and development. These expenses are included in research and development costs in the consolidated statements of operations.

Note 13. Major Customers

Telerate accounted for approximately 60% of the Company’s consolidated revenue from continuing operations in 2004 and approximately 52% of the Company’s consolidated revenue from continuing operations in 2003. As a result of the upcoming sale of Telerate to Reuters, Telerate elected on November 19, 2004 to exercise its contractual right to terminate their Agreement between HyperFeed and Telerate. ComStock accounted for approximately 12% of the Company’s consolidated revenue from continuing operations in 2004. Townsend accounted for approximately 36% of the Company’s consolidated revenue from continuing operations in 2003 and 100% of its revenue in 2002.

Note 14. Intangible Assets and Impairments

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test.

Intangible asset data is as follows as of December 31, 2004:

	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles
Developed technology	$180,000	$(130,000)
Acquired customer contract	127,500	(99,167)

Aggregate amortization expense for the year ended December 31, 2004	$159,167

Estimated amortization
For the year ended December 31, 2005	$78,333

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

During the fourth quarter of 2002, the Company conducted a review of the carrying value of goodwill and purchased intangible assets. Certain intangibles were determined to be impaired because the carrying amount of the assets exceeded the undiscounted future cash flows expected to be derived from the assets. The impairment losses aggregating $0.7 million were measured as the amount by which the carrying amounts of the assets exceeded the fair values of the assets, determined based on the discounted future cash flows expected to be derived from the assets. No impairment losses were recorded in 2003 or 2004. At December 31, 2004, the intangible asset, net of accumulated amortization, was $50,000.

On September 23, 2004, the Company repurchased a customer contract that had been sold by HyperFeed to Interactive Data Corporation (“IDC”) as part of the sale of HyperFeed’s institutional consolidated market data feed business in October 2003. As a result of this repurchase, the Company recorded an intangible asset of $127,500. At December 31, 2004, the intangible asset, net of accumulated amortization, was $28,333.

Note 15. Discontinued Operations and Restructuring

On October 31, 2003, the Company sold its institutional consolidated market data feed business to IDC for $8.5 million. The sale allows HyperFeed to focus on its business model as a utility provider of technology, software, and managed services for financial institutions. The sale price of $8.5 million includes (1) an initial payment of $7.0 million cash due on October 31, 2003, (2) $625,000 in holdbacks payable upon completion of custom software and the fulfillment of a transition services agreement, and (3) an $875,000 indemnification holdback. The Company recorded $0.5 million as a gain on disposition of discontinued operations during 2004 related to holdbacks from the sale of the institutional consolidated market data feed business. The Company expects to recognize the remaining holdback in 2005.

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

For the following year ended December 31	2003	2002
Revenue
HyperFeed	$9,618,143	$16,783,348
HYPRWare	917,540	2,130,582
Total revenue	10,535,683	18,913,930

Direct costs of revenue
HyperFeed	7,588,781	8,695,392
HYPRWare	600,772	2,665,844
Total direct costs of revenue	8,189,553	11,361,236

Gross margin	2,346,130	7,552,694

Operating expenses	1,045,787	5,882,941
Income (loss) from discontinued operations before income taxes	1,300,343	1,669,753
Income tax benefit (expense)	29,000	(957,800)
Net income (loss) from discontinued operations	$1,329,343	$711,953

Operating expenses from discontinued operations were $276,780, net of a $180,000 tax benefit, for 2004.

As described above, the Company sold its institutional consolidated market data feed business on October 31, 2003 and sold PCQuote on June 2, 2003. The accompanying consolidated financial statements reflect the sales as discontinued operations for all periods presented. Assets and liabilities related to discontinued operations consist of the following:

As of December 31	2004	2003
Assets related to discontinued operations:
Accounts receivable, net of allowance for doubtful accounts of 2004: $219,948; 2003: $153,625	$57,090	$645,322
Prepaid expenses and other current assets	15,180	138,105
Property and equipment, net of accumulated depreciation	—	—
Deposits and other assets	—	28,451
Total assets related to discontinued operations	$72,270	$811,878

Liabilities related to discontinued operations:
Accounts payable	$771,390	$2,016,425
Accrued expenses	56,711	313,840
Accrued compensation	10,631	40,474
Unearned revenue	10,440	49,140
Total liabilities related to discontinued operations	$849,172	$2,419,879

Note 16. Selected Quarterly Financial Information (Unaudited)

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$775,311	$1,332,418	$2,061,320	$1,798,039
Direct costs of revenue	463,668	457,797	372,017	291,647
Gross margin	311,643	874,621	1,689,303	1,506,392
Loss from continuing operations	(2,336,443)	(1,566,604)	(623,839)	(471,295)
Net income (loss)	(2,223,136)	(1,671,433)	(663,020)	(399,372)

Basic and diluted loss per share from continuing operations	$(0.77)	$(0.51)	$(0.20)	$(0.15)

Basic and diluted net loss per share	$(0.73)	$(0.55)	$(0.22)	$(0.13)

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$175,029	$166,000	$479,058	$779,876
Direct costs of revenue	336,744	339,641	402,136	458,802
Gross margin	(161,715)	(173,641)	76,922	321,074
Loss from continuing operations	(1,203,810)	(1,368,979)	(1,364,461)	(118,120)
Net income (loss)	(774,888)	(720,503)	(1,177,566)	4,273,775

Basic and diluted loss per share from continuing operations	$(0.47)	$(0.50)	$(0.45)	$(0.04)

Basic and diluted net loss per share	$(0.31)	$(0.26)	$(0.39)	$1.40

Certain reclassifications have been made to prior quarter balances in order to conform to the current presentation.

The Company has modified its method of tax allocation between quarterly periods. As a result, the amounts reported for quarterly loss from continuing operations in unaudited Note 16 of the Company’s annual report on Form 10-K for the year ended December 31, 2003 have been adjusted from $(881,810), $(1,019,979), $(894,461), and $(1,259,120) to $(1,203,810), $(1,368,979), $(1,364,461),

and $(118,120), respectively.

Earnings (loss) per share (“EPS”) for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

Note 17. Subsequent Events

On February 16, 2005, the Company acquired the business of Focus Technology Group LLC, a Delaware limited liability company (“Focus”), developer of Smart Order Routing Technology for Traders (“SORTT”). The acquisition strengthens the Company’s position as a leading neutral provider of high performance financial utilities for electronic trading by adding broker-neutral smart order routing technology to the Company’s product offerings.

The terms and conditions of the acquisition including the purchase of the SORTT technology are specified in an Asset Purchase Agreement, by and among the Company and Focus. The Company purchased substantially all of the assets of Focus, which primarily consisted of developed technology and client contracts and relationships. The aggregate purchase price consists of guaranteed and contingent payments. The guaranteed portion of the purchase price is $350,000, with $250,000 paid at closing and $100,000 due on the first anniversary following closing. The Company’s obligation to make the contingent payments will depend on the achievement of certain growth targets for license and maintenance revenues from the SORTT applications, and will be accounted for as royalty expense in the appropriate periods. The contingent portion will be paid, if at all, during the three year period following the closing and may not exceed $3.4 million in the aggregate. The Company also entered into employment agreements with two principals of Focus.

The purchase price of $350,000 will be allocated to the tangible and identifiable intangible assets acquired including developed technology, client contracts and relationships, and non-compete conditions as noted in the APA on the basis of their estimated fair values on the acquisition date. The results of operations of Focus will be included in the 2005 Consolidated Statement of Operations from the date of the acquisition. In connection with the Focus acquisition, the Company incurred transaction fees, including legal and accounting fees.

On March 28, 2005, the Company and PICO amended and restated the Convertible Note. Under the terms of the Amended and Restated Convertible Note, which we refer to as the Restated Convertible Note, the Company may borrow up to $4.0 million at an interest rate of prime plus 2.75%. The Company is obligated to repay all outstanding principal and accrued interest under the Restated Convertible Note on March 28, 2006. The Restated Convertible Note provides that number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the Restated Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of 80% of the five-day moving average per share price of the Company’s common stock on the date the note was given and 80% of the five-day moving average per share price of the Company’s common stock on the date of conversion. The number of shares of the Company’s common stock issuable upon conversion of the Restated Convertible Note is not subject to a cap. In addition, in connection with giving the Restated Convertible Note, the Company issued to PICO common stock of the Company with a fair value of $75,000. The Convertible Note continues to be secured by the assets of the Company, subordinate to the security interest granted under the line of credit.

*     *     *     *

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Supplemental Schedule II of Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Supplemental Schedule II

The Board of Directors and Stockholders

HyperFeed Technologies, Inc.:

Under date of March 4, 2004, we reported on the consolidated balance sheet of HyperFeed Technologies, Inc. and subsidiary (the Company) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II- valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2003 and 2002.

/s/ KPMG LLP

Chicago, Illinois
March 4, 2004

Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Operations	Write-offs of Uncollectible Accounts	Balance at End of Year
Allowance for doubtful accounts and notes receivable
2004	$50.000	$44,861	$—	$94,861
2003	$150,000	$150,000	$250,000	$50,000
2002	$—	$150,000	$—	$150,000

See accompanying Report of Independent Auditors on Supplemental Schedule II.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On August 31, 2004, KPMG LLP (“KPMG”) resigned as HyperFeed’s principal accountants. KPMG’s reports on HyperFeed’s consolidated financial statements for each of the years ended December 31, 2003 and December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2003 and December 31, 2002 and through the date hereof, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG’s satisfaction, would have caused it to make reference to the subject matter in connection with its report on HyperFeed’s consolidated financial statements for such years. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On October 8, 2004, HyperFeed engaged Deloitte & Touche LLP (“Deloitte & Touche”) to serve as its independent accountants for the fiscal year ended December 31, 2004. During the years ended December 31, 2003 and December 31, 2002 and through October 8, 2004, HyperFeed did not consult Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on HyperFeed’s consolidated financial statements, or any other matter that was either the subject of a disagreement or reportable event as set forth in Items 304(a)(1)(iv) and (a)(1)(v) of Regulation S-K.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required in Item 10 will be set forth in the Proxy Statement, which information is incorporated herein by reference.

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

Item 14. Principal Auditor Fees and Services

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

2.               A Form 8-K was filed on November 8, 2004 reporting the Company issued a Secured Convertible Promissory Note Agreement to PICO Holdings, Inc. dated November 2, 2004.

3.               A Form 8-K was filed on November 12, 2004 attaching a copy of the press release reporting the Company’s third quarter 2004 results.

4.               A Form 8-K was filed on November 26, 2004 reporting the termination of a material definitive agreement between the Company and Telerate.

5.               A Form 8-K was filed on December 21, 2004 reporting amendments to the Company’s Code of Ethics.

6.               A Form 8-K was filed on February 22, 2005 reporting the Company’s acquisition of Focus Technology Group LLC.

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

4(c)

Form of Second Amendment to Convertible Subordinated Debenture dated as of September 23, 1998, incorporated by reference to Exhibit 4(h) of the Company’s Report on Form 10-Q for the quarter ended September 30, 1998.

4(d)

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

10(h)	PC Quote, Inc. 1999 Combined Incentive and Non-Statutory Stock Option Plan, incorporated by reference to Exhibit 10(u) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10(i)

Asset Purchase Agreement and Plan of Reorganization between HyperFeed Technologies, Inc. and Marketscreen.com, Inc. dated April 27, 2001, incorporated by reference to Exhibit 10(a) of the Company’s Report on Form 10-Q for the quarter ended June 30, 2001.

10(j)

Asset Purchase Agreement between HyperFeed Technologies, Inc. and Lasdorf Corporate Services, Inc. dated April 27, 2001, incorporated by reference to Exhibit 10(b) of the Company’s Report on Form 10-Q for the quarter ended June 30, 2001.

10(k)

Asset Purchase Agreement between PCQuote.com, Inc. and Money.net, Inc. dated June 2, 2003, incorporated by reference to Exhibit 10(a) of the Company’s Report on Form 10-Q for the quarter ended June 30, 2003.

10(l)

Asset Purchase and Sale Agreement between HyperFeed Technologies, Inc. and HYPRWare, Inc. and Interactive Data Corporation, dated October 28, 2003, incorporated by reference to Exhibit 99.1 of the Company’s Report on Form 8-K dated November 14, 2003.

10(m)	Form of Promissory Note made by the Company to the order of PICO Holdings, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, dated November 8, 2004.

10(n)

Asset Purchase Agreement between HyperFeed Technologies, Inc. and Focus Technology Group LLC dated February 16, 2005, incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K dated February 22, 2005

10(o)	Amended and Restated Secured Convertible Promissory Note made by the Company to the order of PICO Holdings, Inc.

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm — Deloitte& Touche LLP

23.2	Consent of Independent Registered Public Accounting Firm — KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

By:
/s/ PAUL PLUSCHKELL
Paul Pluschkell, President and Chief Executive Officer (Principal Executive Officer)
March 30, 2005

By:
/s/ RANDALL J. FRAPART
Randall J. Frapart, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN L. BORLING
John L. Borling, Director
March 30, 2005

/s/ JOHN R. HART
John R. Hart, Director
March 30, 2005

/s/ RONALD LANGLEY
Ronald Langley, Director
March 30, 2005

/s/ LOUIS J. MORGAN
Louis J. Morgan, Director
March 30, 2005

/s/ KENNETH J. SLEPICKA
Kenneth J. Slepicka, Director
March 30, 2005