Form 10-Q
period 2005-03-31
HYPERFEED TECHNOLOGIES INC
filed 2005-05-05
CIK 745774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

The number of shares of common stock outstanding as of May 4, 2005 was 3,090,333 shares.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

PART I

ITEM 1. Financial Statements

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$32,821	$193,702
Accounts receivable, less allowance for doubtful accounts of: 2005: $31,626; 2004: $34,031	339,592	576,092
Notes receivable, less allowance for doubtful accounts of: 2005: $10,830; 2004: $60,830	90,493	93,798
Prepaid expenses and other current assets	258,533	125,890
Assets related to discontinued operations	57,692	72,270
Total Current Assets	779,131	1,061,752

Property and equipment
Computer equipment	1,333,491	1,627,021
Communication equipment	783,430	1,031,370
Furniture and fixtures	84,426	106,559
Leasehold improvements	9,260	531,809
	2,210,607	3,296,759
Less: Accumulated depreciation and amortization	(1,462,472)	(2,457,645)
Property and equipment, net	748,135	839,114
Intangible assets, net of accumulated amortization of: 2005: $286,667; 2004: $229,167	370,833	78,333
Software development costs, net of accumulated amortization of: 2005: $1,765,606; 2004: $3,016,799	1,767,393	1,686,975
Deposits and other assets	47,029	46,472
Total Assets	$3,712,521	$3,712,646

Liabilities and Stockholders’ Equity
Current Liabilities
Convertible note payable to affiliate	$1,095,000	$—
Line of credit	500,000	465,000
Accounts payable	863,409	634,299
Accrued expenses	241,058	170,547
Accrued professional fees	220,520	158,225
Accrued compensation	48,512	77,763
Income taxes payable	27,270	27,270
Unearned revenue	213,421	268,042
Liabilities related to discontinued operations	967,271	849,172
Total Current Liabilities	4,176,461	2,650,318

Accrued expenses, less current portion	389,367	297,164
Total Noncurrent Liabilities	389,367	297,164
Total Liabilities	4,565,828	2,947,482

Stockholders’ Equity
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 3,090,333 shares at March 31, 2005 and 3,064,493 shares at December 31, 2004	3,090	3,065
Additional paid-in capital	46,461,669	46,111,516
Accumulated deficit	(47,318,066)	(45,349,417)
Total Stockholders’ Equity	(853,307)	765,164
Total Liabilities and Stockholders’ Equity	$3,712,521	$3,712,646

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended March 31,
	2005	2004
Revenue
HyperFeed	$794,181	$649,010
HYPRWare	94,873	126,301
Total Revenue	889,054	775,311

Direct Costs of Revenue	283,243	463,668

Gross Margin	605,811	311,643

Operating Expenses
Sales and marketing	343,324	487,847
General and administrative	800,069	1,022,088
Research and development	395,085	323,753
Operations	502,799	678,094
Depreciation and amortization	212,949	214,068
Total Operating Expenses	2,254,226	2,725,850

Loss from Operations	(1,648,415)	(2,414,207)

Other Income (Expense)
Interest income	38	6,764
Interest expense	(297,673)	—
Other Income (Expense), Net	(297,635)	6,764

Loss from Continuing Operations Before Income Taxes	(1,946,050)	(2,407,443)
Income tax benefit (expense)	—	71,000
Loss from Continuing Operations	(1,946,050)	(2,336,443)

Discontinued Operations
Loss from discontinued operations	(22,599)	(190,693)
Income tax benefit (expense) from discontinued operations	—	73,000
Gain on disposition of discontinued operations	—	375,000
Income tax expense from gain on disposition of discontinued operations	—	(144,000)
Income (Loss) from Discontinued Operations	(22,599)	113,307

Net Loss	$(1,968,649)	$(2,223,136)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.64)	$(0.77)
Discontinued operations	(0.01)	0.04
Basic and diluted net loss per share	$(0.65)	$(0.73)

Basic and diluted weighted-average common shares outstanding	3,044,553	3,052,906

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	For The Period Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(1,968,649)	$(2,223,136)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	212,949	214,068
Amortization of software development costs	258,562	339,490
Provision for doubtful accounts	7,878	4,998
Interest and other expense related to convertible note payable to affiliate	348,750	—
Changes in assets and liabilities, net of effects from dispositions:
Accounts receivable	228,622	(650,778)
Prepaid expenses and other current assets	(132,643)	(60,527)
Deposits and other assets	(557)	—
Accounts payable	229,110	(35,519)
Accrued expenses	195,758	95,133
Unearned revenue	(54,621)	445,000
Net cash used in continuing operations	(674,841)	(1,871,271)
Net cash provided by (used in) discontinued operations	132,677	(1,183,846)
Net Cash Used In Operating Activities	(542,164)	(3,055,117)

Cash Flows from Investing Activities:
Purchase of property and equipment	(64,470)	(147,031)
Software development costs capitalized	(338,980)	(334,489)
Purchase of intangible asset	(350,000)	—
Repayment of note receivable	3,305	8,334
Net Cash Used In Investing Activities	(750,145)	(473,186)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	1,428	20,661
Proceeds from convertible note payable to affiliate	1,095,000	—
Net borrowings under line of credit	35,000	—
Net Cash Provided By Financing Activities	1,131,428	20,661

Net decrease in cash and cash equivalents	(160,881)	(3,507,642)
Cash and cash equivalents:
Beginning of the period	193,702	4,668,038

End of the period	$32,821	$1,160,396

Supplemental disclosures of noncash operating activities:
Beneficial conversion feature and commitment fee related to convertible note payable to affiliate (Note 4)	$348,750	$—

See Notes to Unaudited Interim Consolidated Financial Statements.

 HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

The Company has over twenty years experience designing, building, and running ticker plants for the North American financial marketplace. Over 1,500 of HyperFeed’s high performance single server HBOX products are currently deployed at customer sites. HyperFeed’s technology supports many firms demanding transaction and order routing systems.

The Company principally derives revenue from licensing technology and providing management and maintenance services of HTPX and HBOX software, ticker plant technologies, and managed services. Additionally, the Company derives revenue from the development of customized software.

HYPRWare, Inc. (“HYPRWare”) is a majority-owned subsidiary of HyperFeed that receives royalties for former customers currently serviced by a channel partner.

CURRENT OPERATIONS:  The Company has sustained significant losses in recent years and in the first quarter of 2005. In particular, the Company incurred a net loss of $2.0 million for the first quarter of 2005, compared to a net loss of $2.2 million for the same period in 2004, and an overall net loss of $4.9 million for the fiscal year ended December 31, 2004.

However, the Company believes this was an important time for its business. In particular, following the sale of its institutional consolidated market data feed business in late 2003, HyperFeed has completed more than a full year of operations under its current business model; that is, a business model built on providing ticker plant technologies and related consulting services directly and through sales channels in the financial services industry, rather than principally using our ticker plant technology internally as part of a consolidated market data feed business to service customers. In addition, we announced in the first quarter of 2005 our acquisition of the assets of Focus Technology Group LLC, including its Smart Order Routing Technology for Traders (“SORTT”). SORTT features the ability to break apart an electronic order and send it to multiple execution venues to gain price improvement.

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

Under the current business model, HyperFeed entered into nineteen agreements to provide its technology and services to a variety of participants in the financial services industry. Many of these agreements were entered into in the latter part of 2004 and in the first quarter of 2005 (“Recent Agreements”). Substantially all of these agreements are structured to provide a license fee that is payable monthly over a multiple year term. The Company believes that its revenues in any given period will increase to the extent it recognizes revenue from the Recent Agreements. Further, the Company believes that it will continue to develop and realize new customers for its technology and services. Although there can be no assurances in this regard, the Company believes that these two factors, among other things, will assist it in achieving profitability.

Additionally, in the first quarter of 2005, the Company amended and restated an existing Convertible Note with PICO Holdings Inc. (“PICO”), the Company’s majority stockholder, increasing the amount available for borrowing from $1.5 million up to $4.0 million, payable one year from the date of the amendment, as described in Note 4 of the Notes to Unaudited Interim Consolidated Financial Statements.

PRINCIPLES OF CONSOLIDATION:  The accompanying unaudited interim consolidated financial statements include the accounts of HyperFeed Technologies, Inc. and its subsidiary, HYPRWare and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated interim financial statements include all adjustments, including the elimination of all significant intercompany transactions in consolidation, which, in the opinion of management, are necessary in order to make the financial statements not misleading. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement, (2) delivery, (3) fixed or determinable fee, and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair values of the elements. When applicable, revenue allocated to HyperFeed’s software products (including specified upgrades/enhancements) is recognized upon delivery of the products. If the fee is considered fixed and determinable, it is recognized as revenue when the sale is effected. If the fee is not considered fixed and determinable, it is recognized as revenue as payments from customers become due. Revenue allocated to post contract customer support is recognized ratably over the term of the support and revenue allocated to service elements (such as training) is recognized as the services are performed.

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

SOFTWARE DEVELOPMENT COSTS:  Software development costs are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility of computer software products to be licensed or otherwise marketed, are expensed as research and development costs as incurred. Once technological feasibility has been determined, costs incurred in the construction phase of software development including coding, testing, and product quality assurance are capitalized.

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

STOCK BASED COMPENSATION:  At March 31, 2005, the Company had one stock-based employee compensation plan as described in Note 4 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The plan is accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three months ended March 31 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(1,968,649)	$(2,223,136)
Compensation expense related to stock options granted and employee stock purchase plan issuances, net of taxes	(52,998)	(68,672)
Pro forma net loss	$(2,021,647)	$(2,291,808)

Basic and diluted net loss per share, as reported	$(0.65)	$(0.73)
Pro forma basic and diluted net loss per share	$(0.66)	$(0.75)

ACCOUNTS RECEIVABLE: Included in the Company’s accounts receivable balances in the Consolidated Balance Sheets are unbilled receivables of zero at December 31, 2004 and $20,000 at March 31, 2005.

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

(2) SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has identified two segments within which it operates. HyperFeed derives revenue principally by providing ticker plant technologies and related consulting services and HYPRWare derives revenue from royalties related to license fees collected by Townsend from subscribers to Townsend’s service over the Internet who had been referred through HYPRWare. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments were as follows for the three months ended March 31, 2005 and March 31, 2004:

	Three Months Ended March 31,
	2005	2004
Sales to unaffiliated customers
HyperFeed	$794,181	$649,010
HYPRWare	94,873	126,301
Total revenue	$889,054	$775,311

HyperFeed	89.3%	83.7%
HYPRWare	10.7%	16.3%
Total revenue	100.0%	100.0%

Operating income (loss) from continuing operations
HyperFeed	$(1,739,889)	$(2,527,089)
HYPRWare	91,474	112,882
Total operating loss from continuing operations	$(1,648,415)	$(2,414,207)

HyperFeed	*	*
HYPRWare	*	*
Total operating loss from continuing operations	*	*

Identifiable assets
HyperFeed	$3,570,648	$6,291,331
HYPRWare	141,873	356,307
Total identifiable assets	$3,712,521	$6,647,638

HyperFeed	96.2%	94.6%
HYPRWare	3.8%	5.4%
Total identifiable assets	100.0%	100.0%

* percentages not meaningful

(3) INTANGIBLES

On September 23, 2004, HyperFeed repurchased a customer contract that had been sold by HyperFeed to Interactive Data Corporation (“IDC”) as part of the sale of HyperFeed’s institutional consolidated market data feed business in October 2003. As a result of this repurchase, the Company recorded an intangible asset of $127,500. At March 31, 2005, the intangible asset, net of accumulated amortization, was $7,083.

On February 16, 2005, the Company acquired Focus Technology Group LLC (“Focus”), a Delaware limited liability company, developer of Smart Order Routing Technology for Traders (“SORTT”). The acquisition strengthens the Company’s position as a leading neutral provider of high performance financial utilities for electronic trading by adding broker-neutral smart order routing technology to the Company’s product offerings.

The terms and conditions of the acquisition including the purchase of the SORTT technology are specified in an Asset Purchase Agreement, by and among the Company and Focus. The Company purchased substantially all of the assets of Focus, which primarily consisted of developed technology, a customer contract and relationships. The aggregate purchase price consists of guaranteed and contingent payments. The guaranteed portion of the purchase price is $350,000, with $250,000 paid at closing and $100,000 due on the first anniversary following closing. The Company’s obligation to make the contingent payments will depend on the achievement of certain growth targets for license and maintenance revenues from the SORTT applications, and will be accounted for as royalty expense in the appropriate periods. The contingent portion will be paid, if at all, during the three year period following the closing and may not exceed $3.4 million in the aggregate. The Company also entered into employment agreements with two principals of Focus.

The acquisition of Focus was considered to be an acquisition of a development stage enterprise, as defined under SFAS No. 141, “Business Combinations,” and was not considered a business combination As a result, the transaction was accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” The purchase price of $350,000 is allocated to the identifiable intangible assets acquired including developed technology, customer contracts and relationships, and non-compete conditions as noted in the Asset

Purchase Agreement on the basis of their estimated fair values on the acquisition date. The Company allocated $250,000 to developed technology, $80,000 to non-compete agreements, and $20,000 to customer contracts, with amortization periods of three years, two years, and one year, respectively. The results of operations of Focus will be included in the 2005 Consolidated Statement of Operations from the date of the acquisition. In connection with the Focus acquisition, the Company incurred transaction fees of approximately $26,000, including legal and accounting fees.

Intangible asset data is as follows as of March 31, 2005:

	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles
Developed technology	$430,000	$(158,750)
Non-compete agreements	80,000	(5,000)
Acquired customer contract	147,500	(122,917)
Total	$657,500	$(286,667)

Estimated amortization, for the year ended
December 31, 2005	$203,750
December 31, 2006	125,833
December 31, 2007	88,333
December 31, 2008	10,417

The net amortized intangibles at March 31, 2005 are $370,833. The weighted average amortization period is 2.53 years in total.

(4) LINE OF CREDIT AND RESTATED CONVERTIBLE NOTE

The Company has a line of credit under which it may borrow up to $500,000 at prime. The Company is obligated to make monthly payments in respect of accrued interest. Outstanding principal, together with all accrued and unpaid interest, is due upon demand. The line of credit is secured by the assets of the Company, and contains customary representations, warranties, covenants, and events of default. As of March 31, 2005, the Company had borrowings under the line of credit of $500,000.

On November 2, 2004, the Company issued to PICO a Secured Convertible Promissory Note (the “Convertible Note”). Under the terms of the Convertible Note, the Company may borrow up to $1.5 million from PICO, at an interest rate of 8%. In connection with issuing the Convertible Note and concurrent with the first draw, the Company recorded a commitment fee by issuing to PICO 25,000 shares of common stock of the Company with a fair value of $75,000 in the first quarter of 2005. As a result, the Company recorded a prepaid asset of $75,000. At March 31, 2005, the prepaid asset was $65,857, net of amortization of $9,143.

On March 28, 2005, the Company and PICO amended and restated the Convertible Note (the “Restated Convertible Note”). Under the terms of the Restated Convertible Note, the Company may borrow up to $4.0 million at an interest rate of prime plus 2.75%. The Company is obligated to repay all outstanding principal and accrued interest under the Restated Convertible Note on March 28, 2006. The Restated Convertible Note, which is convertible by PICO at any time, provides that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the Restated Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of 80% of the five-day moving average per share price of the Company’s common stock on the date the note was given and 80% of the five-day moving average per share price of the Company’s common stock on the date of conversion. The five-day moving average per share price of the Company’s common stock on the date the Restated Convertible Note was given on March 28, 2005 was $2.03. The number of shares of the Company’s common stock issuable upon conversion of the Restated Convertible Note is not subject to a cap.

The Restated Convertible Note contains a beneficial conversion feature and, as a result, the Company recorded $0.3 million of additional paid in capital and interest expense at March 31, 2005 for the three months then ended, in accordance with EITF Issue No. 00-27, "Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments." The Restated Convertible Note is secured by the assets of the Company, subordinate to the security interest granted under the line of credit, and contains customary representations, warranties, covenants, and events of default. As of March 31, 2005, the Company had borrowed $1.1 million under the terms of the Restated Convertible Note and recorded accrued interest of $8,556.

(5) DISCONTINUED OPERATIONS

On October 31, 2003, the Company sold its institutional consolidated market data feed business to IDC for $8.5 million. The sale allowed HyperFeed to focus on its business model as a utility provider of technology, software, and managed services for financial institutions. The sale price of $8.5 million included (1) an initial payment of $7.0 million cash paid on October 31, 2003, (2) $625,000 in holdbacks payable upon completion of custom software and the fulfillment of certain transition services and (3) an $875,000 indemnification holdback. The Company also entered into a transition services agreement whereby IDC reimburses HyperFeed on a monthly basis for direct costs relative to the purchased business. These costs include costs associated with resources dedicated to the transition, communications expenses, and other related costs. The Company received $375,000 of the $625,000 in holdbacks related to completion of customer software and fulfillment of certain transition services during the first quarter of 2004. As of March 31, 2005, the Company remains, subject to satisfaction of certain conditions, eligible to receive $785,000 from the holdbacks. The Company incurred inbound communications costs associated with its obligations under the transition services agreement of $282,000 in the first quarter of 2004. Both the inbound communications costs incurred and the $375,000 of holdback recorded in first quarter 2004 are reflected in discontinued operations.

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., to Money.net, Inc. The sale was part of the Company’s strategy to reduce its dependence on revenue from the individual investor and replace and grow that revenue with revenue from HTPX technology licensing sales. The sale price consisted of (1) $150,000 cash received in June 2003, (2) $70,000 cash received in July 2003, and (3) a $150,000 promissory note due in twelve equal installments commencing on July 15, 2003 with an interest rate of 8.0% per annum. At March 31, 2005, the principal balance remaining on the promissory note was $90,493, net of an allowance of $10,830. HyperFeed is pursuing collection of this promissory note.

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

Operating expenses from discontinued operations were $22,599, unadjusted for taxes, and $117,693, net of a $73,000 tax benefit, for the three months ended March 31, 2005 and 2004, respectively. There were no revenue or direct costs of revenue from discontinued operations for the three months ended March 31, 2005 and 2004.

Assets and liabilities related to discontinued operations consist of the following:

	March 31, 2005	December 31, 2004
Assets Related to Discontinued Operations
Accounts receivable, net of allowance for doubtful accounts of 2005: $219,948; 2004: $219,848	$57,094	$57,090
Prepaid expenses and other current assets	598	15,180
Total Assets Related to Discontinued Operations	$57,692	$72,270

Liabilities Related to Discontinued Operations
Accounts payable	$933,022	$771,390
Accrued expenses	14,594	56,711
Accrued compensation	9,844	10,631
Unearned revenue	9,811	10,440
Total Liabilities Related to Discontinued Operations	$967,271	$849,172

(6) SIGNIFICANT CUSTOMERS

Between June 2003 and May 2004, HyperFeed signed contracts with Telerate (formerly known as MoneyLine Telerate) to license HyperFeed’s HBOX and HTPX technology to Telerate, provide related maintenance and to develop customized software. As a result of the upcoming sale of Telerate to Reuters, Telerate elected on November 19, 2004 to exercise its contractual right to terminate their agreements between HyperFeed and Telerate. Telerate accounted for 0% and 47% of the Company’s consolidated revenue for the first quarter 2005 and 2004, respectively. ComStock accounted for approximately 22% and 21% of the Company’s consolidated revenue in the first quarter of 2005 and 2004, respectively. Susquehanna International Group, LLP accounted for approximately 14% and 0% of the Company’s consolidated revenue in the first quarter of 2005 and 2004, respectively. Townsend accounted for approximately 11% and 16% of the Company’s consolidated revenue in the first quarter of 2005 and 2004, respectively.

(7) LITIGATION

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., to Money.net, Inc. On August 24, 2004, the Company filed a six-count complaint for breach of contract and amounts due in the Circuit Court of Cook County, Illinois against Money.net. The amounts sought in the complaint are $117,834 for a promissory note, including interest, $31,920 from a datafeed license agreement, and $63,917 related to a transition services agreement. On November 17, 2004, Money.net filed a motion to dismiss and, as a result, the Company filed an amended complaint on December 7, 2004. On January 7, 2005, Money.net filed answers to the amended complaint and a counterclaim. On February 3, 2005, the Company answered Money.net’s counterclaim, which included seven affirmative defenses. The Company is proceeding with discovery requests pursuant to the amended complaint. As of March 31, 2005, the Company had a promissory note and accounts receivable, net of allowances, of $151,122 due from Money.net.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 2004. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2004 audited consolidated financial statements have been omitted from these interim consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of HyperFeed Technologies, Inc. (“HyperFeed”) and its subsidiary, HYPRWare, Inc. (“HYPRWare”), (collectively, the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statement of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include risks related to the possibility of requiring additional financing; the possible issuance of additional shares and significant dilution of our stockholders’ ownership percentage associated with our secured convertible note payable; the execution of our business plan; the fluctuations in our financial results; our history of operating losses; attracting and retaining qualified management and key employees; the timely development and introduction of new product and service initiatives at competitive prices and performance levels; pending or future legal proceedings; the effect of economic and business conditions generally; and risks that are otherwise described in the Company’s annual report on Form 10-K for the year ended December 31, 2004 and from time to time in the Company’s other reports and registration statements filed with the Securities and Exchange Commission.

OVERVIEW

We believe that the first quarter of 2005 was an important period for us. In particular, we completed a full year of operations under our current business model; that is, a business model built on providing ticker plant technologies and related consulting services directly and through sales channels in the financial services industry, rather than principally using our ticker plant technology internally as part of a consolidated market data feed business to service customers. In addition, we announced in the first quarter of 2005 our acquisition of the assets of Focus Technology Group LLC, including its Smart Order Routing Technology for Traders (“SORTT”). SORTT features the ability to break apart an electronic order and send it to multiple execution venues to gain price improvement.

Under our current business model, we derive our revenues from licensing and consulting fees. In general, we expect that our licensing fees will be structured either as a reoccurring monthly fee, based upon the nature, size, and scope of the licensee, or as a monthly fee, based upon the number of end users that rely upon the products and services offered by the licensee. Consulting fees charged to customers are expected to vary based upon the nature, size, and scope of the projects undertaken.

Our direct costs of revenue are composed largely of software development amortization costs, royalty fees and labor associated with consulting services.

During the quarter, we amended and restated an existing Convertible Note with PICO Holdings Inc. (“PICO”), our majority stockholder, increasing the amount available for borrowing from $1.5 million up to $4.0 million, payable one year from the date of the amendment, as described in Note 4 of the Notes to Unaudited Interim Consolidated Financial Statements. Our ability to successfully execute our business model will be dependent on our ability to maintain and develop advanced ticker plant technologies in a cost effective manner and aggressively license such technologies to the financial services industry.

RESULTS OF OPERATIONS: FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Revenue

Total revenue for the three months ended March 31, 2005 increased 14.7% to $0.9 million compared with $0.8 million for the three months ended March 31, 2004. While HyperFeed revenue increased for the three months ended March 31, 2005 compared to the same periods in 2004, HYPRWare revenue decreased for the same comparable periods.

HyperFeed revenue increased 22.4% to $0.8 million for the three months ended March 31, 2005 compared with $0.6 million for the three months ended March 31, 2004. The increase is due to an increase in the number of new customers quarter over quarter. For the three months ended March 31, 2004, $0.4 million, or 47.3%, of HyperFeed’s revenue was from Telerate. As a result of the upcoming sale of Telerate to Reuters, Telerate elected on November 19, 2004 to exercise its contractual right to terminate the license agreement between HyperFeed and Telerate. The Company did not record any revenue from Telerate during first quarter 2005 and does not currently expect future revenue from Telerate. HyperFeed revenue is derived from HTPX and HBOX software and ticker plant technologies and includes license and consulting revenue, including revenue from multi-year contracts with Chicago Board Options Exchange, Philadelphia Stock Exchange, ComStock, Susquehanna International Group, LLP, and The Nasdaq Stock Market, Inc.

HYPRWare revenue decreased 24.9% to $94,873 for the three months ended March 31, 2005 compared with $126,301 for the three months ended March 31, 2004. HYPRWare derives revenue from royalties related to license fees for customers it referred to Townsend Analytics, Ltd. (“Townsend”) prior to December 31, 2002. The decline in HYPRWare service revenue is due to a decrease in royalties from Townsend as former HYPRWare customers serviced by Townsend decrease. HyperFeed currently expects that any future revenue recognized by HYPRWare will be derived exclusively from royalties from the licensing agreement with Townsend.

Total Expenses

Total expenses (including direct costs of revenue, operating expenses, and expenses in discontinued operations) decreased 15.5% to $2.9 million for the three months ended March 31, 2005 compared with $3.4 million for the three months ended March 31, 2004. The decrease was principally due to expenses of $0.4 million incurred in connection with the severance agreement entered into with the Company’s former Chief Executive Officer in the first quarter of 2004 and $0.4 million reduction of labor costs, communications costs, and third-party fees resulting from the streamlining of operations, offset by $0.3 million interest expense related to the amended and restated Secured Convertible Promissory Note issued by the Company to PICO described in Note 4 of the Notes to Unaudited Interim Consolidated Financial Statements.

Direct Costs of Revenue

Total direct costs of revenue decreased 38.9% to $0.3 million for the three months ended March 31, 2005 compared with $0.5 million for the three months ended March 31, 2004. The principal component of this decrease for the three months was software development labor costs resulting from changes in the employee mix related to a shift from development of customer specific software to development of capitalized software products. Amortization of software development costs remained relatively unchanged at $0.3 million for the three months ended March 31, 2005 and 2004. There are no direct costs of revenue related to HYPRWare service revenue as such amounts consist solely of royalty income. Gross margin increased 94.4% to $0.6 million for the three months ended March 31, 2005 compared with $0.3 million for the three months ended March 31, 2004. Direct costs as a percentage of total revenue decreased to 31.9% for the three months ended March 31, 2005 compared with 59.8% for the three months ended March 31, 2004.

Operating Expenses

Total operating expenses decreased 17.3% to $2.3 million for the three months ended March 31, 2005 compared with $2.7 million for the three months ended March 31, 2004. Decreases were experienced in all categories of operating expenses except research and development. Total operating expenses as a percentage of total revenue decreased to 253.6% for the three months ended March 31, 2005 compared to 351.6% for the three months ended March 31, 2004.

Sales and marketing costs decreased 29.6% to $0.3 million for the three months ended March 31, 2005 compared with $0.5 million for the three months ended March 31, 2004. The decrease for the three-month period was primarily due to a reduction in labor costs of $0.9 million resulting from a reduction in personnel and in travel and entertainment of $0.4 million. Sales costs as a percentage of total revenue were 38.6% for the three months ended March 31, 2005 compared to 62.9% for the three months ended March 31, 2004.

General and administrative expenses decreased 21.7% to $0.8 million for the three months ended March 31, 2005 compared with $1.0 million for the three months ended March 31, 2004. The decrease for the three-month period was primarily due to expenses of $0.4 million incurred in connection with the severance agreement entered into with the Company’s former Chief Executive Officer in the first quarter of 2004, offset by $0.2 million increase in professional fees and related expenses. General and administrative expenses as a percentage of total revenue decreased to 90.0% for the three months ended March 31, 2005 compared to 131.8% for the three months ended March 31, 2004.

Research and development costs increased 22.0% to $0.4 million for the three months ended March 31, 2005 compared with $0.3 million for the three months ended March 31, 2004. The increase for the three-month period resulted from the allocation of software development labor related to development of customer specific software to direct costs of revenue in first quarter 2004. Research and development costs as a percentage of total revenue increased to 44.4% for the three months ended March 31, 2005 compared to 41.8% for the three months ended March 31, 2004.

Operations costs decreased 25.9% to $0.5 million for the three months ended March 31, 2005 compared with $0.7 million for the three months ended March 31, 2004. The decrease is principally due to a reduction in labor costs resulting from a reduction in personnel and consulting services. Operations costs consist of technical support, data maintenance, data access, and communications costs. Operations costs as a percentage of total revenue were 56.6% for the three months ended March 31, 2005 compared to87.5% for the three months ended March 31, 2004.

Depreciation and amortization remained unchanged at $0.2 million for the three months ended March 31, 2005 and March 31, 2004. Depreciation and amortization as a percentage of total revenue was 24.0% for the three months ended March 31, 2005 compared to 27.6% for the three months ended March 31, 2004.

Discontinued Operations

In June 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., and, in October 2003, the Company sold its institutional consolidated market data feed business. The Company recorded a net loss from discontinued operations of $22,599, unadjusted for tax, for the three months ended March 31, 2005 compared with net loss of $0.1 million, net of tax benefit of $0.1 million, for the three months ended March 31, 2004. The net loss for the three months ended March 31, 2005 and 2004 resulted from the incurrence of inbound communications costs associated with the Company’s obligation under a transition services agreement related to the sale of its consolidated market data feed business. The Company recorded $0.2 million, net of tax expense of $0.1 million, as a gain on disposition of discontinued operations during the first quarter of 2004 related to holdbacks from the sale of the consolidated market data feed business.

Assets related to discontinued operations consist of (1) a receivable for the reimbursement of expenses from IDC and accounts receivable, net of allowance, prior to November 1, 2003 and (2) prepaid accounts from data access and communications vendors. Liabilities related to discontinued operations consist of (1) payables to communications vendors, (2) accruals for data costs, severance, and rent associated with discontinued properties, and (3) accrued vacation for employees dedicated to the transition service. See Note 5 “Discontinued Operations” in the Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents of $32,821 at March 31, 2005 decreased $0.2 million from $0.2 million at December 31, 2004. This decrease was primarily due to the Company’s operating loss.

Operating activities used net cash of $0.5 million for the three months ended March 31, 2005 compared to net cash used of $3.1 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, continuing operations used $0.7 million of cash compared to net cash used of $1.9 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, discontinued operations provided $0.1 million, resulting from an increase in accounts payables, compared to cash used of $1.2 million for the three months ended March 31, 2004.

Investing activities used net cash of $0.8 million for the three months ended March 31, 2005 compared to net cash used of $0.5 million for the three months ended March 31, 2004. During the three months ended March 31, 2005, the Company invested $0.1 million in equipment and $0.3 million in its developed technology. During the three months ended March 31, 2004, the Company invested $0.1 million in equipment and $0.3 million in its developed technology. Additionally, on February 16, 2005, the Company acquired the assets of Focus Technology Group LLC for $0.4 million, as described in Note 3 of the Notes to Unaudited Interim Consolidated Financial Statements.

Financing activities provided net cash of $1.1 million for the three months ended March 31, 2005 compared to net cash provided of $20,661 million for the three months ended March 31, 2004.

The Company has a line of credit under which it may borrow up to $500,000 at prime. The Company is obligated to make monthly payments in respect of accrued interest and outstanding principal, together with all accrued and unpaid interest, is due upon demand. The line of credit is secured by the assets of the Company, and contains customary representations, warranties, covenants, and events of default. As of March 31, 2005, the Company had borrowings under the line of credit of $500,000.

On November 2, 2004, the Company issued to PICO a Secured Convertible Promissory Note, which is referred to as the Convertible Note. Under the terms of the Convertible Note, the Company may borrow up to $1.5 million from PICO, at an interest rate of 8%. In connection with issuing the Convertible Note and concurrent with the first draw, the Company issued to PICO 25,000 shares of common stock of the Company with a fair value of $75,000 in the first quarter of 2005.

On March 28, 2005, the Company and PICO amended and restated the Convertible Note, which the Company refers to as the Restated Convertible Note. Under the terms of the Restated Convertible Note, the Company may borrow up to $4.0 million at an interest rate of prime plus 2.75%. The Company is obligated to repay all outstanding principal and accrued interest under the Restated Convertible Note on March 28, 2006. The Restated Convertible Note, which is convertible by PICO at any time, provides that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the Restated Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of 80% of the five-day moving average per share price of the Company’s common stock on the date the note was given and 80% of the five-day moving average per share price of the Company’s common stock on the date of conversion. The five-day moving average per share price of the Company’s common stock on the date the Restated Convertible Note was given on March 28, 2005 was $2.03. The number of shares of the Company’s common stock issuable upon conversion of the Restated Convertible Note is not subject to a cap.

The Restated Convertible Note contains a beneficial conversion feature and, as a result, the Company recorded $0.3 million of additional paid in capital and interest expense at March 31, 2005. The Restated Convertible Note is secured by the assets of the Company, subordinate to the security interest granted under the line of credit and contains customary representations, warranties, covenants, and events of default. As of March 31, 2005, the Company had borrowed $1.1 million under the terms of the Restated Convertible Note and recorded accrued interest of $8,556.

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

Under the current business model, the Company entered into twenty-five agreements to provide its technology and services to a variety of participants in the financial services industry. Many of these agreements were entered into in the latter part of 2004 and first quarter of 2005 (“Recent Agreements”). Substantially all of these agreements are structured to provide a license fee that is payable monthly over a multiple year term. The Company believes that its revenues in any given period will increase to the extent it recognizes revenue from the Recent Agreements. Further, the Company believes that it will continue to develop and realize new customers for its technology and services. Although there can be no assurances in this regard, the Company believes that these two factors, among other things, will assist it in achieving profitability.

Although there can be no assurances in this regard, the Company currently believes that its existing capital resources, including cash and cash equivalents, accounts receivable, assets related to discontinued operations, cash expected to be received from holdbacks associated with the sale of its institutional consolidated market data feed business, and available credit under the Restated Convertible Note are sufficient to fund its operations over the next twelve months. However, the Company may not have sufficient capital resources to repay or refinance the Restated Convertible Note when it comes due in March of 2006. In the event that PICO chooses not to convert the Restated Convertible Note and the Company is unable to repay or refinance the Restated Convertible Note at such time, PICO will also have the right to declare the Restated Convertible Note in default and may, at its option, pursue any other remedies available to it. If the Company requires additional capital resources, there can be no assurances that such capital will be available or available on terms satisfactory to the Company.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General: Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

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

The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement, (2) delivery, (3) fixed or determinable fee, and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to HyperFeed’s software products (including specified upgrades/enhancements) is recognized upon delivery of the products. If the fee is considered fixed and determinable, it is recognized as revenue when the sale is effected. If the fee is not considered fixed and determinable, it is recognized as revenue as payments from customers become due. Revenue allocated to post contract customer support is recognized ratably over the term of the support and revenue allocated to service elements (such as training) is recognized as the services are performed.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised) (“No. 123R”), “Share-Based Payment”, which is effective as of the first interim reporting period that begins after January 1, 2006. SFAS No. 123R eliminates the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The Company is in the process of evaluating the impact of SFAS No.123R, but does not currently believe that the adoption of SFAS No. 123R will have a material impact on the Company.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2005, the Company had excess cash invested in a money market account. The Company does not expect any material loss, if at all, on these investments. The Company has a line of credit for $500,000 at prime, secured by the assets of the Company. As of March 31, 2005, the Company had borrowings against the line of credit of $500,000.

On November 2, 2004, the Company issues to PICO Holdings Inc. (“PICO”), the Company’s majority stockholder, a Secured Convertible Promissory Note, which is referred to as the Convertible Note. Under the terms of the Convertible Note, the Company may borrow up to $1.5 million from PICO, at an interest rate of 8%.

On March 28, 2005, the Company and PICO amended and restated the Convertible Note, which the Company refers to as the Restated Convertible Note. Under the terms of the Restated Convertible Note, the Company may borrow up to $4.0 million at an interest rate of prime plus 2.75%. The Company is obligated to repay all outstanding principal and accrued interest under the Restated Convertible Note on March 28, 2006. The Restated Convertible Note provides that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the Restated Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of 80% of the five-day moving average per share price of the Company’s common stock on the date the note was given and 80% of the five-day moving average per share price of the Company’s common stock on the date of conversion. The five-day moving average per share price of the Company’s common stock on the date the Restated Convertible Note was given on March 28, 2005 was $2.03. The number of shares of the Company’s common stock issuable upon conversion of the Restated Convertible Note is not subject to a cap.

As of March 31, 2005, the Company had borrowed $1.1 million under the terms of the Restated Convertible Note and recorded accrued interest of $8,556.

The Company is subject to variable interest rates that could fluctuate with market conditions.

ITEM 4. Controls and Procedures

a)              Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act.

b)             Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

ITEM 1. Legal Proceedings

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., to Money.net, Inc. On August 24, 2004, the Company filed a six-count complaint for breach of contract and amounts due in the Circuit Court of Cook County, Illinois against Money.net. The amounts sought in the complaint are $117,834 for a promissory note, including interest, $31,920 from a datafeed license agreement, and $63,917 related to a transition services agreement. On November 17, 2004, Money.net filed a motion to dismiss and, as a result, the Company filed an amended complaint on December 7, 2004. On January 7, 2005, Money.net filed answers to the amended complaint and a counterclaim. On February 3, 2005, the Company answered Money.net’s counterclaim, which included seven affirmative defenses. The Company is proceeding with discovery requests pursuant to the amended complaint. As of March 31, 2005, the Company had a promissory note and accounts receivable, net of allowances, of $151,122 due from Money.net.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 - Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2 - Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32 – Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b) Reports on Form 8-K

A Form 8-K was filed on March 17, 2005 attaching a copy of the press release reporting the results of operations and financial condition of the Company for the year ended December 31, 2004.

A Form 8-K was filed on February 22, 2005 reporting the acquisition of Focus Technology Group LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

Date:	May 5, 2005

By:	/s/ Paul Pluschkell

Paul Pluschkell
President and Chief Executive Officer

By:	/s/ Randall J. Frapart

Randall J. Frapart
Chief Financial Officer and Principal Accounting Officer