Form 10-Q
period 2005-06-30
HYPERFEED TECHNOLOGIES INC
filed 2005-08-04
CIK 745774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

The number of shares of common stock outstanding as of August 3, 2005 was 3,090,900 shares.

HYPERFEED TECHNOLOGIES, INC.

PART I

ITEM 1. Financial Statements

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$176,870	$193,702
Accounts receivable, less allowance for doubtful accounts of: 2005: $41,204; 2004: $34,031	368,035	576,092
Notes receivable, less allowance for doubtful accounts of: 2005: $10,830; 2004: $60,830	90,493	93,798
Prepaid expenses and other current assets	186,234	125,890
Assets related to discontinued operations	57,094	72,270
Total Current Assets	878,726	1,061,752

Property and equipment
Computer equipment	1,381,448	1,627,021
Communication equipment	783,430	1,031,370
Furniture and fixtures	84,426	106,559
Leasehold improvements	9,260	531,809
	2,258,564	3,296,759
Less: Accumulated depreciation and amortization	(1,603,797)	(2,457,645)
Property and equipment, net	654,767	839,114
Intangible assets, net of accumulated amortization of: 2005: $341,250; 2004: $229,167	316,250	78,333
Licensed and developed software costs, net of accumulated amortization of: 2005: $2,019,252; 2004: $3,016,799	2,896,782	1,686,975
Deposits and other assets	47,060	46,472
Total Assets	$4,793,585	$3,712,646

Liabilities and Stockholders’ Equity
Current Liabilities
Convertible note payable to affiliate	$2,805,000	$—
Line of credit	500,000	465,000
Accounts payable	1,076,384	634,299
Accrued expenses	597,629	170,547
Accrued professional fees	124,000	158,225
Accrued compensation	87,447	77,763
Income taxes payable	27,270	27,270
Unearned revenue	173,243	268,042
Liabilities related to discontinued operations	810,420	849,172
Total Current Liabilities	6,201,393	2,650,318

Accrued expenses, less current portion	1,081,707	297,164
Total Noncurrent Liabilities	1,081,707	297,164
Total Liabilities	7,283,100	2,947,482

Stockholders’ Equity
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 3,090,900 shares at June 30, 2005 and 3,064,493 shares at December 31, 2004	3,091	3,065
Additional paid-in capital	46,890,132	46,111,516
Accumulated deficit	(49,382,738)	(45,349,417)
Total Stockholders’ Equity	(2,489,515)	765,164
Total Liabilities and Stockholders’ Equity	$4,793,585	$3,712,646

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
Revenue
HyperFeed	$957,744	$1,218,168	$1,751,925	$1,867,178
HYPRWare	86,785	114,250	181,658	240,551
Total Revenue	1,044,529	1,332,418	1,933,583	2,107,729

Direct Costs of Revenue	278,754	457,797	561,997	921,465

Gross Margin	765,775	874,621	1,371,586	1,186,264

Operating Expenses
Sales and marketing	505,447	490,894	848,771	978,741
General and administrative	737,814	662,908	1,537,883	1,684,996
Research and development	336,320	419,773	731,405	743,526
Operations	542,449	602,586	1,045,248	1,280,680
Depreciation and amortization	195,907	201,240	408,856	415,308
Total Operating Expenses	2,317,937	2,377,401	4,572,163	5,103,251

Loss from Operations	(1,552,162)	(1,502,780)	(3,200,577)	(3,916,987)

Other Income (Expense)
Interest income	44	1,443	82	8,207
Interest expense	(495,504)	(267)	(793,177)	(267)
Other Income (Expense), Net	(495,460)	1,176	(793,095)	7,940

Loss from Continuing Operations Before Income Taxes	(2,047,622)	(1,501,604)	(3,993,672)	(3,909,047)
Income tax benefit (expense)	—	(65,000)	—	6,000
Loss from Continuing Operations	(2,047,622)	(1,566,604)	(3,993,672)	(3,903,047)

Discontinued Operations
Loss from discontinued operations	(17,050)	(169,829)	(39,649)	(360,522)
Income tax benefit (expense) from discontinued operations	—	65,000	—	138,000
Gain on disposition of discontinued operations	—	—	—	375,000
Income tax expense from gain on disposition of discontinued operations	—	—	—	(144,000)
Income (Loss) from Discontinued Operations	(17,050)	(104,829)	(39,649)	8,478

Net Loss	$(2,064,672)	$(1,671,433)	$(4,033,321)	$(3,894,569)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.66)	$(0.52)	$(1.30)	$(1.28)
Discontinued operations	(0.01)	(0.03)	(0.01)	0.01
Basic and diluted net loss per share	$(0.67)	$(0.55)	$(1.31)	$(1.27)

Basic and diluted weighted-average common shares outstanding	3,090,333	3,058,892	3,084,390	3,055,900

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	For The Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(4,033,321)	$(3,894,569)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	408,856	415,308
Amortization of licensed and developed software costs	512,208	658,910
Provision for doubtful accounts	17,456	9,996
Gain on sale of equipment	—	(4,888)
Interest and other expense related to convertible note payable to affiliate	776,250	—
Changes in assets and liabilities, net of effects from dispositions:
Accounts receivable	190,601	(1,031,629)
Prepaid expenses and other current assets	(60,344)	(116,250)
Deposits and other assets	(587)	—
Accounts payable	442,085	189,280
Accrued expenses	187,084	22,722
Unearned revenue	(94,799)	888,710
Net cash used in continuing operations	(1,654,511)	(2,862,410)
Net cash used in discontinued operations	(23,576)	(857,794)
Net Cash Used In Operating Activities	(1,678,087)	(3,720,204)

Cash Flows from Investing Activities:
Purchase of property and equipment	(112,427)	(190,418)
Licensed and developed software costs capitalized	(722,015)	(676,236)
Proceeds from sale of equipment	—	26,000
Purchase of intangible asset	(350,000)	—
Repayment of note receivable	3,305	20,835
Net Cash Used In Investing Activities	(1,181,137)	(819,819)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	2,392	35,014
Proceeds from convertible note payable to affiliate	2,805,000	—
Net borrowings under line of credit	35,000	200,000
Net Cash Provided By Financing Activities	2,842,392	235,014

Net decrease in cash and cash equivalents	(16,832)	(4,305,009)
Cash and cash equivalents:
Beginning of the period	193,702	4,668,038

End of the period	$176,870	$363,029

Supplemental disclosures of noncash operating activities:
Beneficial conversion feature and commitment fee related to convertible note payable to affiliate (Note 5)	$776,250	$—

Supplemental disclosures of noncash investing and financing activities:
Acquisition of licensed software utilizing long-term commitment (Note 4)	$1,000,000	$—

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

HyperFeed Technologies, Inc. (“HyperFeed” or the “Company”) is a provider of enterprise-wide ticker plant and transaction technology software and services to exchanges, financial institutions, content providers, channel partners, and value-added resellers. HyperFeed’s advanced software technology serves as a corporate-wide ticker plant, enabling firms in the financial services industry with the flexibility and agility to control their own data sources and data content in a cost-effective manner.

The Company has over twenty years experience designing, building, and running ticker plants for the North American financial marketplace. The Company’s software technology, including the Company’s HTPX product, is currently being used by over thirty customers, including exchanges, large financial institutions, and customers of the Company’s Data Delivery Utility product. Additionally, the Company has deployed more than 1,500 of HyperFeed’s high performance single server HBOX products at customer sites. HyperFeed’s technology supports many firms demanding transaction and order routing systems.

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

CURRENT OPERATIONS:  The Company has sustained significant losses in recent years and in the first six months of 2005. In particular, the Company incurred a net loss of $4.0 million for the first six months of 2005, compared to a net loss of $3.9 million for the same period in 2004, and an overall net loss of $4.9 million for the fiscal year ended December 31, 2004. The recurring losses may raise substantial doubt about the Company’s ability to continue as a going concern.  The Company expects to secure additional capital from PICO in the quarter ending September 30, 2005.  The Company currently believes, although there can be no assurances in this regard, that its existing and anticipated capital resources, including cash and cash equivalents, accounts receivable, assets related to discontinued operations, cash expected to be received from holdbacks associated with the sale of its institutional consolidated market data feed business, available credit under the Restated Convertible Note, and potential capital from financing sources, including PICO, are sufficient to fund its operations over the next twelve months. However, the Company may not have sufficient capital resources to repay or refinance the Restated Convertible Note when it comes due in March of 2006. If the Company requires additional capital resources, there can be no assurances that such capital will be available or that such capital will be available on terms satisfactory to the Company; if the Company does not obtain such capital, then the Company will be able to fund its operations for a shorter period of time.

Following the sale of its institutional consolidated market data feed business in late 2003, HyperFeed has completed almost two years of operations under its current business model; that is, a business model built on providing ticker plant technologies and related consulting services directly and through sales channels in the financial services industry, rather than principally using its ticker plant technology internally as part of a consolidated market data feed business to service customers. In addition, the Company announced in the first quarter of 2005 its acquisition of the assets of Focus Technology Group LLC, including its Smart Order Routing Technology for Traders (“SORTT”). SORTT features the ability to ensure Regulation NMS compliance as well as to break apart an electronic order and send it to multiple execution venues to gain price improvement.

In the second quarter of 2005, the Company entered into an exclusive license agreement to license globally in perpetuity the source code for Telerate’s Trading Room System (“TRS”) and Active8 technology from Reuters Limited and Moneyline Telerate. Under the terms of the license, the Company is entitled to use and further develop the TRS technology and the Active8 technology to offer its own market data platform and associated data display workstation worldwide. Based on the TRS technology, HyperFeed launched the HyperFeed Market Data Platform (“HMDP”) product. HMDP integrates market data from many sources into many types of display or application software - transactional, web distribution, risk management, or other mid- and back-office system. Based on the Active8 technology, HyperFeed launched the Open Collaborative Container (“OCC”) product to work with HMDP. OCC is intended to provide a professional financial desktop that is fully customizable for various classes of end users. HMDP and OCC expand the Company’s product line and the Company intends to market them globally.

Under the current business model, HyperFeed entered into agreements to provide its technology and services to a variety of participants in the financial services industry. Many of these agreements were entered into in the latter part of 2004 and in the first six months of 2005 (“Recent Agreements”). Substantially all of these agreements are structured to provide a license fee that is payable monthly over a multiple year term. The Company believes that its revenues in any given period will increase to the extent it recognizes revenue from the Recent Agreements. Further, the Company believes that it will continue to develop and realize new customers for its technology and services.

In the first quarter of 2005, the Company amended and restated an existing Convertible Note with PICO Holdings Inc. (“PICO”), the Company’s majority stockholder, increasing the amount available for borrowing from $1.5 million up to $4.0 million, payable one year from the date of the amendment, as described in Note 5 of the Notes to Unaudited Interim Consolidated Financial Statements.

PRINCIPLES OF CONSOLIDATION:  The accompanying unaudited interim consolidated financial statements include the accounts of HyperFeed and its subsidiary HYPRWare and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated interim financial statements include all adjustments, including the elimination of all significant intercompany transactions in consolidation, which, in the opinion of management, are necessary in order to make the financial statements not misleading. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

REVENUE RECOGNITION:  The Company principally derives revenue from licensing technology and providing management and maintenance services of HTPX and HBOX software, ticker plant technologies, and managed services. Additionally, the Company derives revenue from the development of customized software.

Revenue is recognized from the licensing of HTPX and HBOX (1) as payments from customers become due when the fee is not fixed or determinable at the outset of the arrangement or (2) ratably over the term of the agreement when post-contract customer support (“PCS”) has a duration of one year or less. PCS is recognized ratably over the term. Revenue for the development of customized software, consulting, and implementation services is recognized based on time and materials from the application of contract accounting for the development of customized software, or based on an hourly rate when it is not a fixed fee arrangement. For licensing of the Company’s software through its sales channels, revenue is recognized as payments from the reseller become due and generally commences after the software is installed at the reseller’s customer site.

The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement; (2) delivery; (3) fixed or determinable fee; and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair values of the elements. When applicable, revenue allocated to HyperFeed’s software products (including specified upgrades/enhancements) is recognized upon delivery of the products. If the fee is considered fixed and determinable, it is recognized as revenue when the sale is effected. If the fee is not considered fixed and determinable, it is recognized as revenue as payments from customers become due. Revenue allocated to PCS is recognized ratably over the term of the support and revenue allocated to service elements (such as training) is recognized as the services are performed.

In accordance with SOP 97-2, revenue from contracts that do not require significant production, modification, or customization of software is recognized when the above criteria are met. Revenue from contracts that require significant production, modification, or customization of software is accounted for in conformity with the provisions of Accounting Research Bulletin No. 45, “Long-Term Construction Contracts,” using the relevant guidance therein, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” SOP 81-1 provides for revenue recognition under the “percentage-of-completion” or “completed contract” method depending on the facts and circumstances of contracts entered into and management’s ability to reasonably estimate its progress toward completion. Contract losses, if any, are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. For those contracts for which the Company cannot reasonably estimate progress toward completion, the Company employs the completed contract method of accounting. Revenue from arrangements accounted for under contract accounting are allocated among licensed technologies, managed services, and consulting fees based on the contractual terms of the arrangements.

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

LICENSED AND DEVELOPED SOFTWARE COSTS:  Licensed and developed software costs are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility of computer software products to be licensed or otherwise marketed, are expensed as research and development costs as incurred. Once technological feasibility has been determined, costs incurred in the construction phase of software development including coding, testing, and product quality assurance are capitalized. In accordance with SFAS No. 86, the Company has capitalized licensed software for which the Company believes technological feasibility has been established.

Amortization commences at the time of capitalization or, in the case of a new service offering, at the time the service becomes available for use. Unamortized capitalized costs determined to be in excess of the net realizable value of the product are expensed at the date of such determination. The accumulated amortization and related licensed and developed software costs are removed from the respective accounts effective in the year following full amortization.

The Company’s policy is to amortize capitalized software costs by the greater of (1) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (2) the straight line method over three years, the remaining estimated economic life of the product including the period being reported. The Company assesses the recoverability of its licensed and developed software costs against estimated future undiscounted cash flows. Given the highly competitive environment in which the Company operates and rapid technological changes, it is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both may be reduced significantly.

STOCK BASED COMPENSATION:  At June 30, 2005, the Company had one stock-based employee compensation plan as described in Note 4 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The plan is accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(2,064,672)	$(1,671,433)	$(4,033,321)	$(3,894,569)
Compensation benefit (expense) related to stock options granted and employee stock purchase plan issuances, net of taxes	(47,285)	61,532	(100,283)	(7,140)
Pro forma net loss	$(2,111,957)	$(1,609,901)	$(4,133,604)	$(3,901,709)

Basic and diluted net loss per share, as reported	$(0.67)	$(0.55)	$(1.31)	$(1.27)
Pro forma basic and diluted net loss per share	$(0.68)	$(0.53)	$(1.34)	$(1.28)

The compensation benefit related to stock options granted and employee stock purchase plan issuances for the three months ended June 30, 2004 resulted from the cancellation during the second quarter of 2004 of certain options that had not become fully vested at the time of cancellation.

ACCOUNTS RECEIVABLE: Included in the Company’s accounts receivable balances in the Consolidated Balance Sheets are unbilled receivables of zero at December 31, 2004 and $18,750 at June 30, 2005.

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

(2) SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has identified two segments within which it operates. HyperFeed derives revenue principally by providing ticker plant technologies and related consulting services, and HYPRWare derives revenue from royalties related to license fees collected by Townsend from subscribers to Townsend’s service over the Internet who had been referred through HYPRWare. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments were as follows for the three and six months ended June 30, 2005 and June 30, 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales to unaffiliated customers
HyperFeed	$957,744	$1,218,168	$1,751,925	$1,867,178
HYPRWare	86,785	114,250	181,658	240,551
Total revenue	$1,044,529	$1,332,418	$1,933,583	$2,107,729

HyperFeed	91.7%	91.4%	90.6%	88.6%
HYPRWare	8.3%	8.6%	9.4%	11.4%
Total revenue	100.0%	100.0%	100.0%	100.0%

Operating income (loss) from continuing operations
HyperFeed	$(1,638,235)	$(1,608,670)	$(3,378,124)	$(4,135,759)
HYPRWare	86,073	105,890	177,547	218,772
Total operating loss from continuing operations	$(1,552,162)	$(1,502,780)	$(3,200,577)	$(3,916,987)

HyperFeed	*	*	*	*
HYPRWare	*	*	*	*
Total operating loss from continuing operations	*	*	*	*

Identifiable assets
HyperFeed	$4,655,788	$5,290,393	$4,655,788	$5,290,393
HYPRWare	137,797	195,350	137,797	195,350
Total identifiable assets	$4,793,585	$5,485,743	$4,793,585	$5,485,743

HyperFeed	97.1%	96.4%	97.1%	96.4%
HYPRWare	2.9%	3.6%	2.9%	3.6%
Total identifiable assets	100.0%	100.0%	100.0%	100.0%

* percentages not meaningful

(3) INTANGIBLES

On September 23, 2004, HyperFeed repurchased a customer contract that had been sold by HyperFeed to Interactive Data Corporation (“IDC”) as part of the sale of HyperFeed’s institutional consolidated market data feed business in October 2003. As a result of this repurchase, the Company recorded an intangible asset of $127,500. At June 30, 2005, the intangible asset was fully amortized.

On February 16, 2005, the Company acquired Focus Technology Group LLC (“Focus”), a Delaware limited liability company, developer of Smart Order Routing Technology for Traders (“SORTT”). The acquisition strengthened the Company’s position as a leading neutral provider of high performance financial utilities for electronic trading by adding broker-neutral smart order routing technology to the Company’s product offerings.

The terms and conditions of the acquisition, including the purchase of the SORTT technology, were specified in an Asset Purchase Agreement by and among the Company and Focus. The Company purchased substantially all of the assets of Focus, which primarily consisted of developed technology, a customer contract and relationships. The aggregate purchase price consisted of guaranteed and contingent payments. The guaranteed portion of the purchase price was $350,000, with $250,000 paid at closing and $100,000 due on the first anniversary following closing. The Company’s obligation to make the contingent payments depends on the achievement of certain growth targets for license and maintenance revenues from the SORTT applications, and will be accounted for as royalty expense in the appropriate periods. The contingent portion will be paid, if at all, during the three year period following the closing and may not exceed $3.4 million in the aggregate. As of June 30, 2005, the Company did not have any obligation to make the contingent payments. The Company also entered into employment agreements with two principals of Focus.

The acquisition of Focus was considered to be an acquisition of a development stage enterprise, as defined under SFAS No. 141, “Business Combinations,” and was not considered a business combination. As a result, the transaction was accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” The purchase price of $350,000 was allocated to the identifiable intangible assets acquired including developed technology, customer contracts and relationships, and non-compete conditions as noted in the Asset Purchase Agreement on the basis of their estimated fair values on the acquisition date. The Company allocated $250,000 to developed technology, $80,000 to non-compete agreements, and $20,000 to customer contracts, with amortization periods of three years, two years, and one year, respectively. The results of operations of Focus will be included in the 2005 Consolidated Statement of Operations from the date of the acquisition. In connection with the Focus acquisition, the Company incurred transaction fees of approximately $26,000, including legal and accounting fees.

Intangible asset data is as follows as of June 30, 2005:

	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles
Developed technology	$430,000	$(191,250)
Non-compete agreements	80,000	(15,000)
Acquired customer contract	147,500	(135,000)
Total	$657,500	$(341,250)

Estimated amortization, for the year ended
December 31, 2005	$203,750
December 31, 2006	125,833
December 31, 2007	88,333
December 31, 2008	10,417

The net amortized intangibles at June 30, 2005 are $316,250. The weighted average amortization period is 2.53 years in total.

(4) LICENSED SOFTWARE

On May 20, 2005, the Company entered into an exclusive license agreement with Reuters Limited, a corporation organized under the laws of England and Wales (“Reuters”), and Moneyline Telerate, a Delaware corporation (“Telerate”), to license globally in perpetuity the source code for both Telerate’s Trading Room System (“TRS”) and Telerate’s Active8 technology. In accordance with SFAS No. 86, the Company has recorded the $1.0 million license fee as an asset under licensed and developed software costs with the corresponding liability recorded under accrued expenses. The license fee is due in two installments with 25% payable January 15, 2006 and the remainder payable January 15, 2007. The licensed software has an estimated useful life of three years and amortization will begin in the third quarter of 2005.

(5) LINE OF CREDIT AND RESTATED CONVERTIBLE NOTE

The Company has a line of credit under which it may borrow up to $500,000 at prime. The Company is obligated to make monthly payments in respect of accrued interest. Outstanding principal, together with all accrued and unpaid interest, is due upon demand. The line of credit is secured by the assets of the Company, and contains customary representations, warranties, covenants, and events of default. As of June 30, 2005, the Company had borrowings under the line of credit of $500,000.

On November 2, 2004, the Company issued to PICO a Secured Convertible Promissory Note (the “Convertible Note”). Under the terms of the Convertible Note, the Company may borrow up to $1.5 million from PICO, at an interest rate of 8%. In connection with issuing the Convertible Note and concurrent with the first draw, the Company recorded a commitment fee by issuing to PICO 25,000 shares of common stock of the Company with a fair value of $75,000 in the first quarter of 2005. As a result, the Company recorded a prepaid asset of $75,000. At June 30, 2005, the prepaid asset was $49,393, net of amortization of $25,607.

On March 28, 2005, the Company and PICO amended and restated the Convertible Note (the “Restated Convertible Note”). Under the terms of the Restated Convertible Note, the Company may borrow up to $4.0 million at an interest rate of prime plus 2.75%. The Company is obligated to repay all outstanding principal and accrued interest under the Restated Convertible Note on March 28, 2006. The Restated Convertible Note, which is convertible by PICO at any time, provides that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the Restated Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of 80% of the five-day moving average per share price of the Company’s common stock on the date the Restated Convertible Note was given and 80% of the five-day moving average per share price of the Company’s common stock on the date of conversion. The five-day moving average per share price of the Company’s common stock on the date the Restated Convertible Note was given on March 28, 2005 was $2.03. The number of shares of the Company’s common stock issuable upon conversion of the Restated Convertible Note is not subject to a cap.

The Restated Convertible Note contains a beneficial conversion feature and, as a result, the Company recorded additional paid in capital and interest expense of $0.3 million and $0.7 million for the three and six months ended June 30, 2005, respectively, in accordance with EITF Issue No. 00-27, “Application of EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” to Certain Convertible Instruments.” The Restated Convertible Note is secured by the assets of the Company, subordinate to the security interest granted under the line of credit, and contains customary representations, warranties, covenants, and events of default. As of June 30, 2005, the Company had borrowed $2.8 million under the terms of the Restated Convertible Note and recorded accrued interest of $52,589.

(6) DISCONTINUED OPERATIONS

On October 31, 2003, the Company sold its institutional consolidated market data feed business to Interactive Data Corporation (“IDC”) for $8.5 million. The sale allowed HyperFeed to focus on its business model as a utility provider of technology, software, and managed services for financial institutions. The sale price of $8.5 million included (1) an initial payment of $7.0 million cash paid on October 31, 2003, (2) $625,000 in holdbacks payable upon completion of custom software and the fulfillment of certain transition services and (3) an $875,000 indemnification holdback. The Company also entered into a transition services agreement whereby IDC reimburses HyperFeed on a monthly basis for direct costs relative to the purchased business. These costs include costs associated with resources dedicated to the transition, communications expenses, and other related costs. The Company received $375,000 of the $625,000 in holdbacks related to completion of customer software and fulfillment of certain transition services during the first quarter of 2004. As of June 30, 2005, the Company remains, subject to satisfaction of certain conditions, eligible to receive $785,000 from the holdbacks, net of $90,000 attributable to the customer contract repurchased from IDC on September 23, 2004.

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., to Money.net, Inc. The sale was part of the Company’s strategy to reduce its dependence on revenue from the individual investor and replace and grow that revenue with revenue from HTPX technology licensing sales. The sale price consisted of (1) $150,000 cash received in June 2003, (2) $70,000 cash received in July 2003, and (3) a $150,000 promissory note due in twelve equal monthly installments commencing on July 15, 2003 with an interest rate of 8.0% per annum. At June 30, 2005, the principal balance remaining on the promissory note was $90,493 (all of which is past due), net of an allowance of $10,830. HyperFeed is pursuing collection of this promissory note. See also Note 8 of the Notes to Unaudited Interim Consolidated Financial Statements.

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

Operating expenses from discontinued operations were $39,649, unadjusted for taxes, and $222,522, net of a $138,000 tax benefit, for the six months ended June 30, 2005 and 2004, respectively. Operating expenses from discontinued operations were $17,050, unadjusted for taxes, and $104,829, net of a $65,000 tax benefit, for the three months ended June 30, 2005 and 2004, respectively. There were no revenue or direct costs of revenue from discontinued operations for the three and six months ended June 30, 2005 and 2004.

Assets and liabilities related to discontinued operations consist of the following:

	June 30, 2005	December 31, 2004
Assets Related to Discontinued Operations
Accounts receivable, net of allowance for doubtful accounts of 2005: $209,948; 2004: $219,848	$57,094	$57,090
Prepaid expenses and other current assets	—	15,180
Total Assets Related to Discontinued Operations	$57,094	$72,270

Liabilities Related to Discontinued Operations
Accounts payable	$778,383	$771,390
Accrued expenses	23,557	56,711
Accrued compensation	8,480	10,631
Unearned revenue	—	10,440
Total Liabilities Related to Discontinued Operations	$810,420	$849,172

(7) SIGNIFICANT CUSTOMERS

Between June 2003 and May 2004, HyperFeed signed contracts with Telerate (formerly known as MoneyLine Telerate) to license HyperFeed’s HBOX and HTPX technology to Telerate, provide related maintenance and to develop customized software. As a result of the sale of Telerate to Reuters, on November 19, 2004, Telerate elected to exercise its contractual right to terminate the agreements between HyperFeed and Telerate. Telerate accounted for approximately 0% and 61.3% of the Company’s consolidated revenue for the six months ended June 30, 2005 and 2004, respectively, and approximately 0% and 69.5% of the Company’s consolidated revenue for the three months ended June 30, 2005 and 2004, respectively. ComStock accounted for approximately 19.1% and 15.4% of the Company’s consolidated revenue for the six months ended June 30, 2005 and 2004, respectively, and approximately 16.8% and 12.2% of the Company’s consolidated revenue for the three months ended June 30, 2005 and 2004, respectively. Susquehanna International Group, LLP accounted for approximately 12.5% and 0% of the Company’s consolidated revenue for the six months ended June 30, 2005 and 2004, respectively, and approximately 11.6% and 0% of the Company’s consolidated revenue for the three months ended June 30, 2005 and 2004, respectively. Townsend accounted for approximately 9.4% and 11.4% of the Company’s consolidated revenue for the six months ended June 30, 2005 and 2004, respectively, and approximately 8.3% and 8.6% of the Company’s consolidated revenue for the three months ended June 30, 2005 and 2004, respectively.

(8) LITIGATION

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., to Money.net, Inc. On August 24, 2004, the Company filed a six-count complaint for breach of contract and amounts due in the Circuit Court of Cook County, Illinois against Money.net. The amounts sought in the complaint are $131,155 for a promissory note, including interest, $31,920 from a datafeed license agreement, and $63,917 related to a transition services agreement. On November 17, 2004, Money.net filed a motion to dismiss and, as a result, the Company filed an amended complaint on December 7, 2004. On January 7, 2005, Money.net filed answers to the amended complaint and a counterclaim. On February 3, 2005, the Company answered Money.net’s counterclaim, which included seven affirmative defenses. On July 5, 2005, Money.net’s counterclaim was stricken. On July 19, 2005, the Company filed a motion for summary judgment. As of June 30, 2005, the Company had a promissory note and accounts receivable, net of allowances, of $151,122 due from Money.net.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of HyperFeed Technologies, Inc. (“HyperFeed”) and its subsidiary, HYPRWare, Inc. (“HYPRWare”) (collectively, the “Company”), to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statement of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include risks related to the possibility of requiring additional financing; the possible issuance of additional shares and significant dilution of our stockholders’ ownership percentage associated with our secured convertible note payable; the execution of our business plan; the fluctuations in our financial results; our history of operating losses; attracting and retaining qualified management and key employees; the timely development and introduction of new product and service initiatives at competitive prices and performance levels; pending or future legal proceedings; the effect of economic and business conditions generally; and risks that are otherwise described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and from time to time in the Company’s other reports and registration statements filed with the Securities and Exchange Commission.

OVERVIEW

We believe that the first six months of 2005 was an important period for us. In particular, we completed almost two years of operations under our current business model; that is, a business model built on providing ticker plant technologies and related consulting services directly and through sales channels in the financial services industry, rather than principally using our ticker plant technology internally as part of a consolidated market data feed business to service customers. Additionally, in the first quarter of 2005, we announced our acquisition of the assets of Focus Technology Group LLC, including its Smart Order Routing Technology for Traders (“SORTT”). SORTT features the ability to ensure Regulation NMS compliance as well as to break apart an electronic order and send it to multiple execution venues to gain price improvement.

In the second quarter of 2005, we entered into an exclusive license agreement to license globally in perpetuity the source code for Telerate’s Trading Room System (“TRS”) and Active8 technology from Reuters Limited and Moneyline Telerate. Under the terms of the license, we are entitled to use and further develop the TRS technology and the Active8 technology to offer our own market data platform and associated data display workstation worldwide. Based on the TRS technology, we launched the HyperFeed Market Data Platform (“HMDP”) product. HMDP integrates market data from many sources into many types of display or application software - transactional, web distribution, risk management, or other mid- and back-office system. Based on the Active8 technology, we launched the Open Collaborative Container (“OCC”) product to work with HMDP. OCC is intended to provide a professional financial desktop that is fully customizable for various classes of end users. HMDP and OCC expand our product line and we intend to market them globally. The Company has recorded the $1.0 million license fee as an asset under licensed and developed software costs with the corresponding liability recorded under accrued expenses. The license fee is due in two installments with 25% payable January 15, 2006 and the remainder payable January 15, 2007.

Under our current business model, we derive our revenues from software licensing, maintenance, and consulting fees. In general, we expect that our licensing fees will be structured as one time fee with a recurring maintenance fee, a recurring monthly fee, based upon the nature, size, and scope of the licensee, or a monthly fee, based upon the number of end users that rely upon the products and services offered by the licensee. Consulting fees charged to customers are expected to vary based upon the nature, size, and scope of the projects undertaken.

Our direct costs of revenue are composed largely of amortization of licensed and developed software costs, royalty fees and labor associated with consulting services.

Our ability to successfully execute our business model will be dependent on our ability to maintain and develop advanced ticker plant technologies in a cost effective manner and aggressively license such technologies to the financial services industry.

During the first quarter of 2005, we amended and restated an existing Convertible Note (the “Restated Convertible Note”) with PICO Holdings Inc. (“PICO”), our majority stockholder, increasing the amount available for borrowing from $1.5 million up to $4.0 million, payable one year from the date of the amendment, as described in Note 5 of the Notes to Unaudited Interim Consolidated Financial Statements.

RESULTS OF OPERATIONS: FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Revenue

Total revenue for the six months ended June 30, 2005 decreased 8.3% to $1.9 million compared with $2.1 million for the six months ended June 30, 2004. Total revenue for the three months ended June 30, 2005 decreased 21.6% to $1.0 million compared with $1.3 million for the three months ended June 30, 2004. Both HyperFeed and HYPRWare revenue decreased for the three and six months ended June 30, 2005 compared to the same periods in 2004.

HyperFeed revenue decreased 6.2% to $1.8 million for the six months ended June 30, 2005 as compared to $1.9 million for the six months ended June 30, 2004. HyperFeed revenue decreased 21.4% to $1.0 million for the three months ended June 30, 2005 as compared to  $1.2 million for the comparable period in 2004. HyperFeed’s revenue from Telerate for the three and six months ended June 30, 2004 was $0.9 million, or 76.1%, and $1.3 million, or 69.3%, respectively. As a result of the sale of Telerate to Reuters, on November 19, 2004, Telerate elected to exercise its contractual right to terminate the license agreement between HyperFeed and Telerate executed in 2004. The Company did not record any revenue from Telerate during three and six months ended June 30, 2005 and does not currently expect future revenue from Telerate. Excluding revenue from Telerate in 2004, HyperFeed revenue increased $1.2 million, or 205.1%, for the six months ended June 30, 2005 and $0.7 million, or 228.6%, for the three months ended June 30, 2005. These increases resulted from an increase in the number of customers using HyperFeed’s technology. HyperFeed revenue is derived from HTPX and HBOX software and ticker plant technologies and includes software license, maintenance, and consulting revenue, including revenue from multi-year contracts with Chicago Board Options Exchange, Philadelphia Stock Exchange, ComStock, Susquehanna International Group, LLP, and The Nasdaq Stock Market, Inc.

HYPRWare revenue decreased 24.5% to $181,658 for the six months ended June 30, 2005 compared with $240,551 for the six months ended June 30, 2004. For the three months ended June 30, 2005, HYPRWare revenue decreased 24.0% to $86,785 compared with $181,658 for the three months ended June 30, 2004. HYPRWare derives revenue from royalties related to license fees for customers it referred to Townsend Analytics, Ltd. (“Townsend”) prior to December 31, 2002. The decline in HYPRWare service revenue is due to a decrease in royalties from Townsend as former HYPRWare customers serviced by Townsend decrease. HyperFeed currently expects that any future revenue recognized by HYPRWare will be derived exclusively from royalties from the licensing agreement with Townsend.

Total Expenses

Total expenses (including direct costs of revenue, operating expenses, and expenses in discontinued operations) decreased 6.6% to $6.0 million for the six months ended June 30, 2005 compared with $6.4 million for the six months ended June 30, 2004. Total expenses increased 3.5% to $3.1 million for the three months ended June 30, 2005 compared with $3.0 million for the three months ended June 30, 2004. The decrease in expenses across the six month periods was principally due to expenses of $0.4 million incurred in connection with the severance agreement entered into with the Company’s former Chief Executive Officer in the first quarter of 2004 and a $0.7 million reduction of labor costs, communications costs, and third-party fees resulting from the streamlining of operations, including costs associated with discontinued operations, offset by a $0.7 million interest expense related to the Restated Convertible Note issued by the Company to PICO described in Note 5 of the Notes to Unaudited Interim Consolidated Financial Statements.

Direct Costs of Revenue

Total direct costs of revenue decreased 39.0% to $0.6 million for the six months ended June 30, 2005 compared with $0.9 million for the six months ended June 30, 2004. For the three months ended June 30, 2005, total direct costs of revenue decreased 39.1% to $0.3 million compared with $0.5 million for the three months ended June 30, 2004. The principal component of these decreases across the three and six month periods was software development labor costs resulting from changes in the employee mix related to a shift from development of customer specific software for Telerate to development of capitalized software products. Amortization of licensed and developed software costs decreased 22.3% to $0.5 million for the six months ended June 30, 2005 as compared to $0.7 million for the six months ended June 30, 2004. Amortization of licensed and developed software costs remained relatively unchanged at $0.3 million for the three months ended June 30, 2005 and 2004. The decrease in amortization of licensed and developed software costs resulted from the acceleration of amortization in 2004 of the developed software used during the transition service agreement period related to the sale of HyperFeed’s institutional consolidated market data feed business to Interactive Data Corporation (“IDC”) in October 2003. There are no direct costs of revenue related to HYPRWare service revenue as such amounts consist solely of royalty income. Gross margin increased 15.6% to $1.4 million for the six months ended June 30, 2005 compared with a loss of $1.2 million for the six months ended June 30, 2004. Gross margin decreased 12.4% to $0.8 million for the three months ended June 30, 2005 compared with a loss of $0.9 million for the three months ended June 30, 2004. Direct costs as a percentage of total revenue decreased to 29.1% for the six months ended June 30, 2005 compared with 43.7% for the six months ended June 30, 2004. Direct costs as a percentage of total revenue decreased to 26.7% for the three months ended June 30, 2005 compared with 34.4% for the three months ended June 30, 2004.

Operating Expenses

Total operating expenses decreased 10.4% to $4.6 million for the six months ended June 30, 2005 compared with $5.1 million for the six months ended June 30, 2004. For the three months ended June 30, 2005, total operating expenses decreased 2.5% to $2.3 million compared with $2.4 million for the three months ended June 30, 2004. Decreases were experienced in sales and marketing costs, general and administrative expenses, and operations costs for the six months ended June 30, 2005 as compared with the same period in 2004. For the three months ended June 30, 2005, decreases were experienced in research and development costs and operations costs as compared to the three months ended June 30, 2004. Total operating expenses as a percentage of total revenue decreased to 236.5% for the six months ended June 30, 2005 compared to 242.1% for the six months ended June 30, 2004. Total operating expenses as a percentage of total revenue increased to 221.9% for the three months ended June 30, 2005 compared to 178.4% for the three months ended June 30, 2004.

Sales and marketing costs decreased 13.3% to $0.8 million for the six months ended June 30, 2005 compared with $1.0 million for the six months ended June 30, 2004. Sales and marketing costs remained unchanged at $0.5 million for the three months ended June 30, 2005 and 2004. The decrease for the six-month period was primarily due to a reduction in labor costs of $0.1 million resulting from a reduction in personnel caused by attrition. Sales costs as a percentage of total revenue decreased to 43.9% for the six months ended June 30, 2005 compared to 46.4% for the six months ended June 30, 2004. Sales costs as a percentage of total revenue increased to 48.4% for the three months ended June 30, 2005 compared to 36.8% for the three months ended June 30, 2004.

General and administrative expenses decreased 8.7% to $1.5 million for the six months ended June 30, 2005 compared with $1.7 million for the six months ended June 30, 2004. General and administrative expenses remained unchanged at $0.7 million for the three months ended June 30, 2005 and 2004. The decrease for the six-month period was primarily due to expenses of $0.4 million incurred in connection with the severance agreement entered into with the Company’s former Chief Executive Officer in the first quarter of 2004, offset by a $0.1 million increase in professional fees and related expenses and a $0.1 million increase in facilities costs. General and administrative expenses as a percentage of total revenue decreased to 79.5% for the six months ended June 30, 2005 compared to 79.9% for the six months ended June 30, 2004. General and administrative expenses as a percentage of total revenue increased to 70.6% for the three months ended June 30, 2005 compared to 49.8% for the three months ended June 30, 2004.

Research and development costs remained unchanged at $0.7 million for the six months ended June 30, 2005 and 2004. Research and development costs decreased 19.9% to $0.3 million for the three months ended June 30, 2005 compared with $0.4 million for the three months ended June 30, 2004. The decrease for the three-month period resulted from the allocation of software development labor related to development of customer specific software for Telerate to direct costs of revenue in 2004. Research and development costs as a percentage of total revenue increased to 37.8% for the six months ended June 30, 2005 compared to 35.3% for the six months ended June 30, 2004. Research and development costs as a percentage of total revenue decreased to 32.2% for the three months ended June 30, 2005 compared to 31.5% for the three months ended June 30, 2004.

Operations costs decreased 18.4% to $1.0 million for the six months ended June 30, 2005 compared with $1.3 million for the six months ended June 30, 2004. Operations costs decreased 10.0% to $0.5 million for the three months ended June 30, 2005 compared with $0.6 million for the three months ended June 30, 2004. The decrease is principally due to a reduction in labor costs resulting from a reduction in personnel and consulting services as part of a streamlining of operations in the second quarter of 2004. Operations costs consist of technical support, data maintenance, data access, and communications costs. Operations costs as a percentage of total revenue decreased to 54.1% for the six months ended June 30, 2005 compared to 60.8% for the six months ended June 30, 2004. Operations costs as a percentage of total revenue increased to 51.9% for the three months ended June 30, 2005 compared to 45.2% for the three months ended June 30, 2004.

Depreciation and amortization remained unchanged at $0.4 million for the six months ended June 30, 2005 and 2004 and at $0.2 million for the three months ended June 30, 2005 and 2004. Depreciation and amortization as a percentage of total revenue decreased to 21.1% for the six months ended June 30, 2005 compared to 19.7% for the six months ended June 30, 2004. Depreciation and amortization as a percentage of total revenue decreased to 18.8% for the three months ended June 30, 2005 compared to 15.1% for the three months ended June 30, 2004.

Discontinued Operations

In June 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., and, in October 2003, the Company sold its institutional consolidated market data feed business. The Company recorded a net loss from discontinued operations of $39,649, unadjusted for tax, for the six months ended June 30, 2005 compared with net loss of $0.2 million, net of tax benefit of $0.1 million, for the six months ended June 30, 2004. The Company recorded a net loss from discontinued operations of $17,050, unadjusted for tax, for the three months ended June 30, 2005 compared with net loss of $0.1 million, net of tax benefit of $0.1 million, for the three months ended June 30, 2004. The net loss for the six and three months ended June 30, 2005 and 2004 resulted from the incurrence of inbound communications costs associated with the Company’s obligation under a transition services agreement related to the sale of its consolidated market data feed business. The Company recorded $0.2 million, net of tax expense of $0.1 million, as a gain on disposition of discontinued operations during the first quarter of 2004 related to holdbacks from the sale of the consolidated market data feed business.

Assets related to discontinued operations consist of (1) a receivable for the reimbursement of expenses from IDC and accounts receivable, net of allowance, prior to November 1, 2003 and (2) prepaid accounts from data access and communications vendors. Liabilities related to discontinued operations consist of (1) payables to communications vendors, (2) accruals for data costs, severance, and rent associated with discontinued properties, and (3) accrued vacation for employees dedicated to the transition service. See Note 6 of the Notes to Unaudited Interim Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents were unchanged at $0.2 million at June 30, 2005 and December 31, 2004.

Operating activities used net cash of $1.7 million for the six months ended June 30, 2005 compared to net cash used of $3.7 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, continuing operations used $1.7 million of cash compared to net cash used of $2.9 million for the six months ended June 30, 2004. The change in cash used for continuing operations primarily resulted from (i) $0.8 million provided from the non-cash expense related to interest and the beneficial conversion feature of the Restated Convertible Note in 2005; (ii) $1.0 million used by the increase in accounts receivable due from Telerate in 2004, and (iii) $0.9 million provided from the increase in unearned revenue due to advanced billings and one-time sales in 2004. For the six months ended June 30, 2005, discontinued operations used $23,576 compared to cash used of $0.9 million for the six months ended June 30, 2004. The change in cash used for discontinued operations resulted from the funding of discontinued operations in 2004 and the wind-down of those operations in 2005.

Investing activities used net cash of $1.2 million for the six months ended June 30, 2005 compared to net cash used of $0.8 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, the Company invested $0.1 million in equipment and $0.7 million in its licensed and developed software costs. During the six months ended June 30, 2004, the Company invested $0.2 million in equipment and $0.7 million in its licensed and developed software costs. In the first quarter of 2005, the Company acquired the assets of Focus Technology Group LLC for $0.4 million, as described in Note 3 of the Notes to Unaudited Interim Consolidated Financial Statements.

Financing activities provided net cash of $2.8 million for the six months ended June 30, 2005 compared to net cash provided of $0.2 million for the six months ended June 30, 2004. The long-term commitment related to licensed software of $1.0 million resulted from the deferred payment of the license fee for Telerate’s Trading Room System (“TRS”) and Active8 technology, which is a noncash item for the six months ended June 30, 2005.

The Company has a line of credit under which it may borrow up to $500,000 at prime. The Company is obligated to make monthly payments in respect of accrued interest and outstanding principal, together with all accrued and unpaid interest, is due upon demand. The line of credit is secured by the assets of the Company, and contains customary representations, warranties, covenants, and events of default. As of June 30, 2005, the Company had borrowings under the line of credit of $500,000.

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

On March 28, 2005, the Company and PICO amended and restated the Convertible Note, which the Company refers to as the Restated Convertible Note. Under the terms of the Restated Convertible Note, the Company may borrow up to $4.0 million at an interest rate of prime plus 2.75%. The Company is obligated to repay all outstanding principal and accrued interest under the Restated Convertible Note on March 28, 2006. The Restated Convertible Note, which is convertible by PICO at any time, provides that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the Restated Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of 80% of the five-day moving average per share price of the Company’s common stock on the date the Restated Convertible Note was given and 80% of the five-day moving average per share price of the Company’s common stock on the date of conversion. The five-day moving average per share price of the Company’s common stock on the date the Restated Convertible Note was given on March 28, 2005 was $2.03. The number of shares of the Company’s common stock issuable upon conversion of the Restated Convertible Note is not subject to a cap.

The Restated Convertible Note contains a beneficial conversion feature and, as a result, the Company recorded $0.3 million of additional paid in capital and interest expense at June 30, 2005. The Restated Convertible Note is secured by the assets of the Company, subordinate to the security interest granted under the line of credit and contains customary representations, warranties, covenants, and events of default. As of June 30, 2005, the Company had borrowed $2.8 million under the terms of the Restated Convertible Note and recorded accrued interest of $52,589.

Many of HyperFeed’s agreements were entered into in the latter part of 2004 and first six months of 2005 (“Recent Agreements”). Substantially all of these agreements are structured to provide a license fee that is payable monthly over a multiple year term. The Company believes that its revenues in any given period will increase to the extent it recognizes revenue from the Recent Agreements. Further, the Company believes that it will continue to develop and realize new customers for its technology and services. Although there can be no assurances in this regard, the Company believes that these two factors, among other things, will assist it in achieving profitability.

The Company has sustained significant losses in recent years and in the first six months of 2005. In particular, the Company incurred a net loss of $4.0 million for the first six months of 2005, compared to a net loss of $3.9 million for the same period in 2004, and an overall net loss of $4.9 million for the fiscal year ended December 31, 2004. The recurring losses may raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to secure additional capital from PICO in the quarter ending September 30, 2005. The Company currently believes, although there can be no assurances in this regard, that its existing and anticipated capital resources, including cash and cash equivalents, accounts receivable, assets related to discontinued operations, cash expected to be received from holdbacks associated with the sale of its institutional consolidated market data feed business, available credit under the Restated Convertible Note, and potential capital from financing sources, including PICO, are sufficient to fund its operations over the next twelve months. However, the Company may not have sufficient capital resources to repay or refinance the Restated Convertible Note when it comes due in March of 2006. In the event that PICO chooses not to convert the Restated Convertible Note into the Company’s common stock and the Company is unable to repay or refinance the Restated Convertible Note at such time, PICO will have the right to declare the Restated Convertible Note in default and may, at its option, pursue any other remedies available to it. If the Company requires additional capital resources, there can be no assurances that such capital will be available or that such capital will be available on terms satisfactory to the Company; if the Company does not obtain such capital, then the Company will be able to fund its operations for a shorter period of time.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General: Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United

States of America. The preparation of these financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and judgments, including those related to bad debts and intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition: The Company principally derives revenue from licensing technology and providing management and maintenance services of HTPX and HBOX software, ticker plant technologies, and managed services. Additionally, the Company derives revenue from the development of customized software.

Revenue is recognized from the licensing of HTPX and HBOX (1) as payments from customers become due when the fee is not fixed or determinable at the outset of the arrangement or (2) ratably over the term of the agreement when post-contract customer support (“PCS”) has a duration of one year or less. PCS is recognized ratably over the term. Revenue for the development of customized software, consulting, and implementation services is recognized based on time and materials from the application of contract accounting for the development of customized software, or based on an hourly rate when it is not a fixed fee arrangement. For licensing of the Company’s software through its sales channels, revenue is recognized as payments from the reseller become due and generally commences after the software is installed at the reseller’s customer site.

The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement; (2) delivery; (3) fixed or determinable fee; and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to HyperFeed’s software products (including specified upgrades/enhancements) is recognized upon delivery of the products. If the fee is considered fixed and determinable, it is recognized as revenue when the sale is effected. If the fee is not considered fixed and determinable, it is recognized as revenue as payments from customers become due. Revenue allocated to PCS is recognized ratably over the term of the support and revenue allocated to service elements (such as training) is recognized as the services are performed.

In accordance with SOP 97-2, revenue from contracts that do not require significant production, modification, or customization of software is recognized when the above criteria are met. Revenue from contracts that require significant production, modification, or customization of software is accounted for in conformity with the provisions of Accounting Research Bulletin No. 45, “Long-Term Construction Contracts,” using the relevant guidance therein, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” SOP 81-1 provides for revenue recognition under the “percentage-of-completion” or “completed contract” method depending on the facts and circumstances of contracts entered into and management’s ability to reasonably estimate its progress toward completion. Contract losses, if any, are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. For those contracts for which the Company cannot reasonably estimate progress toward completion, the Company employs the completed contract method of accounting. Revenue from arrangements accounted for under contract accounting are allocated among licensed technologies, managed services, and consulting fees based on the contractual terms of the arrangements.

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

Valuation of Intangible Assets and Licensed and Developed Software Costs: The Company assesses the impairment of intangible assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of its use of the acquired assets or the strategy for its overall business, and significant negative industry or economic trends. The Company assesses the recoverability of its licensed and developed software costs against estimated future revenue over the estimated remaining economic life of the software.

Capitalization of Licensed and Developed Software Costs: Licensed and developed software costs are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility of computer software products to be licensed or otherwise marketed, are expensed as research and development costs as incurred. Once technological feasibility has been determined, costs incurred in the construction phase of software development including coding, testing, and product quality assurance are capitalized. In accordance with SFAS No. 86, the Company has capitalized licensed software for which the Company believes technological feasibility has been established.

Amortization commences at the time of capitalization or, in the case of a new service offering, at the time the service becomes available for use. Unamortized capitalized costs determined to be in excess of the net realizable value of the product are expensed at the date of such determination. The accumulated amortization and related licensed and developed software costs are removed from the respective accounts effective in the year following full amortization.

The Company’s policy is to amortize capitalized software costs by the greater of (1) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (2) the straight line method over three years, the remaining estimated economic life of the product including the period being reported. The Company assesses the recoverability of its licensed and developed software costs against estimated future undiscounted cash flows. Given the highly competitive environment in which the Company operates and rapid technological changes, it is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both may be reduced significantly.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised) (“No. 123R”), “Share-Based Payment”, which is effective as of the first interim reporting period that begins after January 1, 2006. SFAS No. 123R eliminates the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The Company is in the process of evaluating the impact of SFAS No. 123R, but does not currently believe that the adoption of SFAS No. 123R will have a material impact on the Company’s results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its results of operations or financial condition.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2005, the Company had excess cash invested in a money market account. The Company does not expect any material loss, if at all, on these investments. The Company has a line of credit for $500,000 at prime, secured by the assets of the Company. As of June 30, 2005, the Company had borrowings against the line of credit of $500,000.

On November 2, 2004, the Company issued to PICO the Convertible Note. Under the terms of the Convertible Note, the Company may borrow up to $1.5 million from PICO, at an interest rate of 8%. On March 28, 2005, the Company and PICO amended and restated the Convertible Note. Under the terms of the Restated Convertible Note, the Company may borrow up to $4.0 million at an interest rate of prime plus 2.75%. The Company is obligated to repay all outstanding principal and accrued interest under the Restated Convertible Note on March 28, 2006. The Restated Convertible Note provides that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the Restated Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of 80% of the five-day moving average per share price of the Company’s common stock on the date the note was given and 80% of the five-day moving average per share price of the Company’s common stock on the date of conversion. The five-day moving average per share price of the Company’s common stock on the date the Restated Convertible Note was given on March 28, 2005 was $2.03. The number of shares of the Company’s common stock issuable upon conversion of the Restated Convertible Note is not subject to a cap. For every $0.10 per share increase over $2.03 in the five-day moving average per share price of the Company’s common stock —, the Company would incur interest expense of  $0.2 million for the intrinsic value of the beneficial conversion feature - on the Restated Convertible Note of $2,805,000 at June 30, 2005.

As of June 30, 2005, the Company had borrowed $2.8 million under the terms of the Restated Convertible Note and recorded accrued interest of $52,589.

The Company is subject to variable interest rates that could fluctuate with market conditions. A 1.0% increase in the prime rate would increase the Company’s interest expense by $1,250 per fiscal quarter on the $500,000 line of credit and by approximately $7,000 per fiscal quarter on the Restated Convertible Note of $2,805,000 at June 30, 2005.

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

Part II

ITEM 1. Legal Proceedings

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., to Money.net, Inc. On August 24, 2004, the Company filed a six-count complaint for breach of contract and amounts due in the Circuit Court of Cook County, Illinois against Money.net. The amounts sought in the complaint are $131,155 for a promissory note, including interest, $31,920 from a datafeed license agreement, and $63,917 related to a transition services agreement. On November 17, 2004, Money.net filed a motion to dismiss and, as a result, the Company filed an amended complaint on December 7, 2004. On January 7, 2005, Money.net filed answers to the amended complaint and a counterclaim. On February 3, 2005, the Company answered Money.net’s counterclaim, which included seven affirmative defenses. On July 5, 2005, Money.net’s counterclaim was stricken. On July 19, 2005, the Company filed a motion for summary judgment. As of June 30, 2005, the Company had a promissory note and accounts receivable, net of allowances, of $151,122 due from Money.net.

ITEM 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of HyperFeed Technologies, Inc. was held on May 13, 2005. The following proposals were submitted, considered and voted upon, as indicated below, by the stockholders.

1. To elect five members to our Board of Directors to serve until the 2006 Annual Meeting, or until their successors are elected and shall have qualified.

Director	Shares For	Shares Withheld
Ronald Langley	2,742,295	115,359
John R. Hart	2,742,705	114,949
Kenneth J. Slepicka	2,745,613	112,041
Louis J. Morgan	2,745,303	112,351
Carlos C. Campbell	2,742,638	115,016

2. To approve and ratify the appointment of Deloitte Touche LLP as our independent auditors for 2005.

Shares For	Shares Against	Abstentions
2,768,914	88,250	490

No other matters were submitted for vote.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 10.1 — Trading Room System Software and Desktop License Agreement, dated May 20, 2005, between HyperFeed Technologies, Inc., Moneyline Telerate, and Reuters Limited*

Exhibit 31.1 - Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2 - Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32 – Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Certain portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment thereof.

(b)  Reports on Form 8-K

A Form 8-K was filed on May 12, 2005 attaching a copy of the press release reporting the first quarter 2005 results.

A Form 8-K was filed on June 2, 2005 reporting that the Company entered into an exclusive agreement with Reuters Limited and Moneyline Telerate to license the source code for Telerate’s Trading Room System (TRS) and Telerate’s Active8 technology.

A Form 8-K was filed on June 8, 2005 reporting that the Company entered into an Employment Agreement with Paul Pluschkell, the Company’s President and Chief Executive Officer, and also entered into Bonus Agreements with Mr. Pluschkell, Tom Wojciechowski, Executive Vice President of Sales, and Randall J. Frapart, Senior Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

Date:	August 4, 2005

By:	/s/ Paul Pluschkell

Paul Pluschkell
President and Chief Executive Officer

By:	/s/ Randall J. Frapart

Randall J. Frapart
Chief Financial Officer and Principal Accounting Officer