Form 10-Q
period 2005-09-30
HYPERFEED TECHNOLOGIES INC
filed 2005-11-07
CIK 745774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

The number of shares of common stock outstanding as of November 3, 2005 was 7,640,805 shares.

HYPERFEED TECHNOLOGIES, INC.

PART I

ITEM 1. Financial Statements

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$19,903	$193,702
Accounts receivable, less allowance for doubtful accounts of: 2005: $51,441; 2004: $34,031	346,779	576,092
Notes receivable, less allowance for doubtful accounts of: 2005: $10,830; 2004: $60,830	90,493	93,798
Prepaid expenses and other current assets	248,829	125,890
Assets related to discontinued operations	55,593	72,270
Total Current Assets	761,597	1,061,752

Property and equipment
Computer equipment	1,414,485	1,627,021
Communication equipment	783,430	1,031,370
Furniture and fixtures	88,389	106,559
Leasehold improvements	9,260	531,809
	2,295,564	3,296,759
Less: Accumulated depreciation and amortization	(1,732,701)	(2,457,645)
Property and equipment, net	562,863	839,114
Intangible assets, net of accumulated amortization of: 2005: $392,083; 2004: $229,167	265,417	78,333
Licensed and developed software costs, net of accumulated amortization of: 2005: $2,355,842; 2004: $3,016,799	2,994,764	1,686,975
Deposits and other assets	47,124	46,472
Total Assets	$4,631,765	$3,712,646

Liabilities and Stockholders’ Equity
Current Liabilities
Convertible note payable to affiliate	$4,595,000	$—
Line of credit	500,000	465,000
Accounts payable	1,175,036	634,299
Accrued expenses	746,211	170,547
Accrued professional fees	145,500	158,225
Accrued compensation	98,935	77,763
Income taxes payable	27,270	27,270
Unearned revenue	217,139	268,042
Liabilities related to discontinued operations	228,928	849,172
Total Current Liabilities	7,734,019	2,650,318

Accrued expenses, less current portion	1,059,669	297,164
Total Noncurrent Liabilities	1,059,669	297,164
Total Liabilities	8,793,688	2,947,482

Stockholders’ Equity
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 3,094,326 shares at September 30, 2005 and 3,064,493 shares at December 31, 2004	3,094	3,065
Additional paid-in capital	47,824,294	46,111,516
Accumulated deficit	(51,989,311)	(45,349,417)
Total Stockholders’ Equity	(4,161,923)	765,164
Total Liabilities and Stockholders’ Equity	$4,631,765	$3,712,646

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
HyperFeed	$1,317,862	$1,953,808	$3,069,787	$3,820,986
HYPRWare	88,982	107,512	270,640	348,063
Total Revenue	1,406,844	2,061,320	3,340,427	4,169,049

Direct Costs of Revenue	440,053	372,017	1,002,050	1,293,482

Gross Margin	966,791	1,689,303	2,338,377	2,875,567

Operating Expenses
Sales and marketing	454,864	473,572	1,303,635	1,452,313
General and administrative	833,772	656,513	2,371,655	2,341,509
Research and development	462,713	378,357	1,194,118	1,121,883
Operations	841,444	528,858	1,886,692	1,809,538
Depreciation and amortization	179,739	253,256	588,595	668,564
Total Operating Expenses	2,772,532	2,290,556	7,344,695	7,393,807

Loss from Operations	(1,805,741)	(601,253)	(5,006,318)	(4,518,240)

Other Income (Expense)
Interest income	70	1,204	152	9,411
Interest expense	(923,634)	(790)	(1,716,811)	(1,057)
Other Income (Expense), Net	(923,564)	414	(1,716,659)	8,354

Loss from Continuing Operations Before Income Taxes	(2,729,305)	(600,839)	(6,722,977)	(4,509,886)
Income tax benefit (expense)	47,000	(23,000)	47,000	(17,000)
Loss from Continuing Operations	(2,682,305)	(623,839)	(6,675,977)	(4,526,886)

Discontinued Operations
Loss from discontinued operations	(2,268)	(62,181)	(41,917)	(422,703)
Income tax benefit from discontinued operations	1,000	23,000	1,000	161,000
Gain on disposition of discontinued operations	125,000	—	125,000	375,000
Income tax expense from gain on disposition of discontinued operations	(48,000)	—	(48,000)	(144,000)
Income (Loss) from Discontinued Operations	75,732	(39,181)	36,083	(30,703)

Net Loss	$(2,606,573)	$(663,020)	$(6,639,894)	$(4,557,589)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.87)	$(0.21)	$(2.16)	$(1.48)
Discontinued operations	0.03	(0.01)	0.01	(0.01)
Basic and diluted net loss per share	$(0.84)	$(0.22)	$(2.15)	$(1.49)

Basic and diluted weighted-average common shares outstanding	3,090,900	3,061,733	3,086,584	3,057,858

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	For The Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(6,639,894)	$(4,557,589)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	588,595	668,564
Amortization of licensed and developed software costs	848,798	985,798
Provision for doubtful accounts	27,693	49,762
Gain on sale of equipment	—	(6,708)
Interest and other expense related to convertible note payable to affiliate	1,553,165	—
Changes in assets and liabilities, net of effects from dispositions:
Accounts receivable	201,620	(22,765)
Prepaid expenses and other current assets	29,069	(74,536)
Deposits and other assets	(652)	390
Accounts payable	540,737	130,720
Accrued expenses	346,616	(100,998)
Unearned revenue	(50,903)	337,712
Net cash used in continuing operations	(2,555,156)	(2,589,650)
Net cash used in discontinued operations	(603,567)	(955,019)
Net Cash Used In Operating Activities	(3,158,723)	(3,544,669)

Cash Flows from Investing Activities:
Purchase of property and equipment	(149,428)	(204,526)
Licensed and developed software costs capitalized	(1,156,587)	(955,330)
Proceeds from disposal of equipment	—	32,698
Purchase of intangible asset	(350,000)	(127,500)
Provision for doubtful notes receivable	—	10,830
Repayment of note receivable	3,305	33,336
Net Cash Used In Investing Activities	(1,652,710)	(1,210,492)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	7,634	38,212
Proceeds from convertible note payable to affiliate	4,595,000	—
Net borrowings under line of credit	35,000	195,000
Net Cash Provided By Financing Activities	4,637,634	233,212

Net decrease in cash and cash equivalents
Cash and cash equivalents:	(173,799)	(4,521,949)
Beginning of the period	193,702	4,668,038

End of the period	$19,903	$146,089

Supplemental disclosures of noncash operating activities:
Beneficial conversion feature and commitment fee related to convertible note payable to affiliate (Note 5)	$1,705,173	$—

Supplemental disclosures of noncash investing and financing activities:
Acquisition of licensed software utilizing long-term commitment (Note 4)	$1,000,000	$—

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

HyperFeed Technologies, Inc. (“HyperFeed” or the “Company”) is a provider of enterprise-wide ticker plant, data platform, and transaction technology software and services to exchanges, financial institutions, content providers, channel partners, and value-added resellers. HyperFeed’s advanced software technology serves as a corporate-wide ticker plant, enabling firms in the financial services industry with the flexibility and agility to control their own data sources and data content in a cost-effective manner.

The Company has over twenty years experience designing, building, and running ticker plants for the North American financial marketplace. The Company’s software technology, including the Company’s HTPX product, is currently being used by over forty customers, including exchanges, large financial institutions, and customers of the Company’s Data Delivery Utility product. Additionally, the Company has deployed more than 1,500 of HyperFeed’s high performance single server HBOX products at customer sites. The Company also offers its HyperFeed Market Data Platform (“HMDP”) product, which is based on Telerate’s TRS technology, and its Open Collaborative Container (“OCC”) product to work with HMDP, which is based on Telerate’s Active8 technology. HyperFeed’s technology supports many firms demanding transaction and order routing systems.

The Company principally derives revenue from licensing technology and providing management and maintenance services of HMDP, OCC, HTPX, and HBOX software, ticker plant and data platform technologies, and managed services. Additionally, the Company derives revenue from the development of customized software.

HYPRWare, Inc. (“HYPRWare”) is a majority-owned subsidiary of HyperFeed that receives royalties for former customers currently serviced by a channel partner.

CURRENT OPERATIONS:  The Company has sustained significant losses in recent years and in the first nine months of 2005. In particular, the Company incurred a net loss of $6.6 million for the first nine months of 2005, compared to a net loss of $4.6 million for the same period in 2004, and an overall net loss of $5.0 million for the fiscal year ended December 31, 2004. Included in the net losses for the nine months ended September 30, 2005 and 2004, respectively, are $1.5 million and zero non-cash interest expense related to the intrinsic conversion value of the Second Restated Convertible Note issued by the Company to PICO Holdings Inc. (“PICO”) described in Note 5 of the Notes to Unaudited Interim Consolidated Financial Statements. The recurring losses may raise substantial doubt about the Company’s ability to continue as a going concern. Total revenue for the nine months ended September 30, 2005 decreased 19.9% to $3.3 million compared with $4.2 million for the same period in 2004 and, for the three months ended September 30, 2005, total revenue decreased 31.8% to $1.4 million compared with $2.1 million for the same period in 2004. Total revenue for the three and nine months ended September 30, 2004 included $1.3 million and $2.6 million, respectively, from Telerate. Due to the termination of the agreements between Telerate and HyperFeed in November 2004, the Company did not recognize revenue from Telerate in 2005. The number of customers using HyperFeed’s technology has doubled during the nine months ended September 30, 2005. Additionally, cash used for continuing operations during the nine months ended September 30, 2005 remained unchanged at $2.6 million compared to the same period in 2004. Although there can be no assurances in this regard, the Company believes that the increase in its customer base and the equivalent amount of cash used in continuing operations in the comparable periods, among other things, will assist it in achieving profitability. However, the Company may not have sufficient capital resources to fund continuing operations.

In the third quarter of 2005, the Company secured an additional $2.0 million of available credit from PICO, the Company’s majority stockholder. See Notes 5 and 9 of the Notes to Unaudited Interim Consolidated Financial Statements.  The Company currently believes, although there can be no assurances in this regard, that its existing and anticipated capital resources, including cash and cash equivalents, accounts receivable, assets related to discontinued operations, cash expected to be received from holdbacks associated with the sale of its institutional consolidated market data feed business, and potential capital from financing sources, including PICO, will be sufficient to fund its operations over the next twelve months. If the Company requires additional capital resources, there can be no assurances that such capital will be available or that such capital will be available on terms satisfactory to the Company; if the Company does not obtain such capital, then the Company will be able to fund its operations for a shorter period of time.

Following the sale of its institutional consolidated market data feed business in late 2003, HyperFeed has completed two years of operations under its current business model; that is, a business model built on providing ticker plant technologies and related consulting services directly and through sales channels in the financial services industry, rather than principally using its ticker plant technology internally as part of a consolidated market data feed business to service customers. In addition, the Company announced in the first quarter of 2005 its acquisition of the assets of Focus Technology Group LLC, including its Smart Order Routing Technology for Traders (“SORTT”). SORTT features the ability to ensure Regulation NMS compliance as well as to break apart an electronic order and send it to multiple execution venues to gain price improvement.

In the second quarter of 2005, the Company entered into an exclusive license agreement to license globally in perpetuity the source code for Telerate’s Trading Room System (“TRS”) and Active8 technology from Reuters Limited and Moneyline Telerate. Under the terms of the license, the Company is entitled to use and further develop the TRS technology and the Active8 technology to offer its own market data platform and associated data display workstation worldwide. Based on the TRS technology, HyperFeed launched its HMDP product. HMDP integrates market data from many sources into many types of display or application software - transactional, web distribution, risk management, or other mid- and back-office system. Based on the Active8 technology, HyperFeed launched its OCC product to work with HMDP. OCC is intended to provide a professional financial desktop that is fully customizable for various classes of end users. HMDP and OCC expand the Company’s product line and the Company intends to market them globally.

In the third quarter of 2005, the Company entered into an exclusive, multi-year distributor agreement with MarketXS, a leading European provider of real-time market data technology and trading solutions, that gives MarketXS the right to license, distribute, and support HyperFeed’s HMDP and OCC products in Europe, the Middle East, and Africa. HyperFeed plans to provide software upgrades, maintenance and second level support, while MarketXS is expected to provide European development, technical sales, and first level maintenance support. The term of the distributor agreement varies, with certain elements extending through January 2015. Additionally, in the third quarter of 2005, the Company expanded its HTPX technology by leveraging the Chicago Board Options Exchange’s TickerXpress offering to include Remote TickerXpress, which combines an ultra-low-latency datafeed with HyperFeed’s ticker plant technology.

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

REVENUE RECOGNITION:  The Company principally derives revenue from licensing technology and providing management and maintenance services of HMDP, OCC, HTPX, and HBOX software, ticker plant and data platform technologies, and managed services. Additionally, the Company derives revenue from the development of customized software.

Revenue is recognized from the licensing of HMDP, OCC, HTPX, and HBOX (1) as payments from customers become due when the fee is not fixed or determinable at the outset of the arrangement or (2) ratably over the term of the agreement when post-contract customer support (“PCS”) has a duration of one year or less. PCS is recognized ratably over the term. Revenue for the development of customized software, consulting, and implementation services is recognized based on time and materials from the application of contract accounting for the development of customized software, or based on an hourly rate when it is not a fixed fee arrangement. For licensing of the Company’s software through its sales channels, revenue is recognized as payments from the reseller become due and generally commences after the software is installed at the reseller’s customer site.

The Company applies the provisions of AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement; (2) delivery; (3) fixed or determinable fee; and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair values of the elements. When applicable, revenue allocated to HyperFeed’s software products (including specified upgrades/enhancements) is recognized upon delivery of the products. If the fee is considered fixed and determinable, it is recognized as revenue when the sale is effected. If the fee is not considered fixed and determinable, it is recognized as revenue as payments from customers become due. Revenue allocated to PCS is recognized ratably over the term of the support and revenue allocated to service elements (such as training) is recognized as the services are performed.

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

The Company’s policy is to amortize capitalized software costs by the greater of (1) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (2) the straight line method over three to five years, which is the remaining estimated economic life of the product including the period being reported. The Company assesses the recoverability of its licensed and developed software costs against estimated future undiscounted cash flows. Given the highly competitive environment in which the Company operates and rapid technological changes, it is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both may be reduced significantly.

STOCK BASED COMPENSATION:  At September 30, 2005, the Company had one stock-based employee compensation plan as described in Note 4 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The plan is accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(2,606,573)	$(663,020)	$(6,639,894)	$(4,557,589)
Compensation benefit (expense) related to stock options granted and employee stock purchase plan issuances, net of taxes	(40,668)	(21,403)	(140,951)	(28,543)
Pro forma net loss	$(2,647,241)	$(684,423)	$(6,780,845)	$(4,586,132)

Basic and diluted net loss per share, as reported	$(0.84)	$(0.22)	$(2.15)	$(1.49)
Pro forma basic and diluted net loss per share	$(0.86)	$(0.22)	$(2.20)	$(1.50)

ACCOUNTS RECEIVABLE: Included in the Company’s accounts receivable balances in the Consolidated Balance Sheets are unbilled receivables of zero at December 31, 2004 and $20,636 at September 30, 2005.

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

(2) SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has identified two segments within which it operates. HyperFeed derives revenue principally by providing ticker plant and data platform technologies and related consulting services, and HYPRWare derives revenue from royalties related to license fees collected by Townsend from subscribers to Townsend’s service over the Internet who had been referred through HYPRWare. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments were as follows for the three and nine months ended September 30, 2005 and September 30, 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales to unaffiliated customers
HyperFeed	$1,317,862	$1,953,808	$3,069,787	$3,820,986
HYPRWare	88,982	107,512	270,640	348,063
Total revenue	$1,406,844	$2,061,320	$3,340,427	$4,169,049

HyperFeed	93.7%	94.8%	91.9%	91.7%
HYPRWare	6.3%	5.2%	8.1%	8.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

Operating income (loss) from continuing operations
HyperFeed	$(1,893,085)	$(691,773)	$(5,271,209)	$(4,827,032)
HYPRWare	87,344	90,520	264,891	308,792
Total operating loss from continuing operations	$(1,805,741)	$(601,253)	$(5,006,318)	$(4,518,240)

HyperFeed	*	*	*	*
HYPRWare	*	*	*	*
Total operating loss from continuing operations	*	*	*	*

Identifiable assets
HyperFeed	$4,493,900	$4,215,624	$4,493,900	$4,215,624
HYPRWare	137,865	154,943	137,865	154,943
Total identifiable assets	$4,631,765	$4,370,567	$4,631,765	$4,370,567

HyperFeed	97.0%	96.5%	97.0%	96.5%
HYPRWare	3.0%	3.5%	3.0%	3.5%
Total identifiable assets	100.0%	100.0%	100.0%	100.0%

* percentages not meaningful

(3) INTANGIBLES

On September 23, 2004, HyperFeed repurchased a customer contract that had been sold by HyperFeed to Interactive Data Corporation (“IDC”) as part of the sale of HyperFeed’s institutional consolidated market data feed business in October 2003. As a result of this repurchase, the Company recorded an intangible asset of $127,500. At September 30, 2005, the intangible asset was fully amortized.

On February 16, 2005, the Company acquired Focus Technology Group LLC (“Focus”), a Delaware limited liability company, developer of SORTT. The Company purchased substantially all of the assets of Focus, which primarily consisted of developed technology, a customer contract and relationships. The acquisition of Focus was considered to be an acquisition of a development stage enterprise, as defined under SFAS No. 141, “Business Combinations,” and was not considered a business combination. As a result, the transaction was accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” The guaranteed portion of the purchase price was $350,000, with $250,000 paid at closing and $100,000 due on the first anniversary following closing, and was allocated to the identifiable intangible assets on the basis of their estimated fair values on the acquisition date. The Company allocated $250,000 to developed technology, $80,000 to non-compete agreements, and $20,000 to customer contracts, with amortization periods of three years, two years, and one year, respectively. The purchase price also included a contingent portion dependent upon the achievement of certain growth targets for license and maintenance revenues from the SORTT applications through February 2008, not to exceed $3.4 million in the aggregate. As of September 30, 2005, the Company did not have any contingent payments due.

Intangible asset data is as follows as of September 30, 2005:

	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles
Developed technology	$430,000	$(227,083)
Non-compete agreements	80,000	(25,000)
Acquired customer contract	147,500	(140,000)
Total	$657,500	$(392,083)

Estimated amortization, for the year ended
December 31, 2005	$203,750
December 31, 2006	125,833
December 31, 2007	88,333
December 31, 2008	10,417

The net amortized intangibles at September 30, 2005 are $265,417. The weighted average amortization period is 2.53 years in total.

(4) LICENSED SOFTWARE

On May 20, 2005, the Company entered into an exclusive license agreement with Reuters Limited, a corporation organized under the laws of England and Wales (“Reuters”), and Moneyline Telerate, a Delaware corporation (“Telerate”), to license globally in perpetuity the source code for both Telerate’s Trading Room System (“TRS”) and Telerate’s Active8 technology. In accordance with SFAS No. 86, the Company has recorded the $1.0 million license fee as an asset under licensed and developed software costs with the corresponding liability recorded under accrued expenses. The license fee is due in two installments with 25% payable January 15, 2006 and the remainder payable January 15, 2007. The licensed software has an estimated useful life of five years and amortization began in the third quarter of 2005.

In August 2005, the Company entered into an exclusive, multi-year distributor agreement with MarketXS, a leading European provider of real-time market data technology and trading solutions, that gives MarketXS the right to license, distribute, and support HyperFeed’s HMDP and OCC products in Europe, the Middle East, and Africa. HyperFeed plans to provide software upgrades, maintenance and second level support, while MarketXS is expected to provide European development, technical sales, and first level maintenance support. The term of the distributor agreement varies, with certain elements extending through January 2015.

(5) LINE OF CREDIT AND RESTATED CONVERTIBLE NOTE

The Company has a line of credit under which it may borrow up to $500,000 at prime. The Company is obligated to make monthly payments in respect of accrued interest. Outstanding principal, together with all accrued and unpaid interest, is due upon demand. The line of credit is secured by the assets of the Company, and contains customary representations, warranties, covenants, and events of default. As of September 30, 2005, the Company had borrowings under the line of credit of $500,000.

On November 2, 2004, the Company issued to PICO a Secured Convertible Promissory Note (the “Convertible Note”). Under the terms of the Convertible Note, the Company could borrow up to $1.5 million from PICO, at an interest rate of 8%. In connection with issuing the Convertible Note and concurrent with the first draw, the Company recorded a commitment fee by issuing to PICO 25,000 shares of common stock of the Company with a fair value of $75,000 in the first quarter of 2005. As a result, the Company recorded a prepaid asset of $75,000. At September 30, 2005, the prepaid asset was $32,929, net of amortization of $42,071. On March 28, 2005, the Company and PICO amended and restated the Convertible Note (the “First Restated Convertible Note”) such that the Company could borrow up to $4.0 million at an interest rate of prime plus 2.75%.

On August 26, 2005, the Company and PICO amended and restated the First Restated Convertible Note (the “Second Restated Convertible Note”). Under the terms of the Second Restated Convertible Note, the Company may borrow up to $6.0 million at an interest rate of prime plus 2.75%. The Company is obligated to repay all outstanding principal and accrued interest under the Second Restated Convertible Note on March 28, 2006. The Second Restated Convertible Note, which is convertible by PICO at any time, provides that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the Second Restated Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of $1.36 per share and 80% of the five-day moving average per share price of the Company’s common stock on the date of conversion. The number of shares of the Company’s common stock issuable upon conversion of the Second Restated Convertible Note is not subject to a cap. In addition, in connection with issuing the Second Restated Convertible Note, the Company issued to PICO a warrant to purchase 125,000 shares of HyperFeed’s common stock, at an exercise price of $1.70 per share. The warrant expires on August 26, 2008.

The Second Restated Convertible Note contains a beneficial conversion feature and, as a result, the Company recorded additional paid in capital and interest expense of $0.8 million and $1.5 million for the three and nine months ended September 30, 2005, respectively, in accordance with EITF Issue No. 00-27, “Application of EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” to Certain Convertible Instruments.” The Second Restated Convertible Note is secured by the assets of the Company, subordinate to the security interest granted under the line of credit, and contains customary representations, warranties, covenants, and events of default. As of September 30, 2005, the Company had borrowed $4.6 million under the terms of the Second Restated Convertible Note and recorded accrued interest of $0.1 million.

The fair value assigned to the warrants was $0.1 million, which will be amortized as interest expense over the life of the Second Restated Convertible Note. As of September 30, 2005 the Company had recorded non-cash interest expense of $24,477 in connection with the warrants.

On November 1, 2005, PICO elected to convert all of the outstanding principal and accrued interest under the Second Restated Convertible Note into shares of the Company’s common stock. See Note 9 of the Notes to Unaudited Interim Consolidated Financial Statements.

(6) DISCONTINUED OPERATIONS

On October 31, 2003, the Company sold its institutional consolidated market data feed business to IDC for $8.5 million. The sale allowed HyperFeed to focus on its business model as a utility provider of technology, software, and managed services for financial institutions. The sale price of $8.5 million included (1) an initial payment of $7.0 million cash paid on October 31, 2003, (2) $625,000 in holdbacks payable upon completion of custom software and the fulfillment of certain transition services and (3) an $875,000 indemnification holdback. The Company also entered into a transition services agreement whereby IDC reimburses HyperFeed on a monthly basis for direct costs relative to the purchased business. These costs include costs associated with resources dedicated to the transition, communications expenses, and other related costs. Of the $625,000 in holdbacks related to completion of customer software and fulfillment of certain transition services, the Company received $375,000 and waived $125,000 during the first quarter of 2004 and received the final $125,000 during the third quarter of 2005. As of September 30, 2005, the Company remains eligible to receive $660,000 from the indemnification holdbacks, subject to satisfaction of certain conditions, which was previously reduced by $90,000 attributable to the customer contract repurchased from IDC in September 2004 and $125,000 received in the fourth quarter of 2004.

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., to Money.net, Inc. The sale was part of the Company’s strategy to reduce its dependence on revenue from the individual investor and replace and grow that revenue with revenue from HTPX technology licensing sales. The sale price consisted of (1) $150,000 cash received in June 2003, (2) $70,000 cash received in July 2003, and (3) a $150,000 promissory note due in twelve equal monthly installments commencing on July 15, 2003 with an interest rate of 8.0% per annum. At September 30, 2005, the principal balance remaining on the promissory note was $90,493 (all of which is past due), net of an allowance of $10,830. HyperFeed is pursuing collection of this promissory note. See also Note 8 of the Notes to Unaudited Interim Consolidated Financial Statements.

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

Operating expenses from discontinued operations were $40,917, net of a $1,000 tax benefit, and $261,703, net of a $161,000 tax benefit, for the nine months ended September 30, 2005 and 2004, respectively. Operating expenses from discontinued operations were $1,268, net of a $1,000 tax benefit, and $39,181, net of a $23,000 tax benefit, for the three months ended September 30, 2005 and 2004, respectively. There were no revenue or direct costs of revenue from discontinued operations for the three and nine months ended September 30, 2005 and 2004.

Assets and liabilities related to discontinued operations consist of the following:

	September 30, 2005	December 31, 2004
Assets Related to Discontinued Operations
Accounts receivable, net of allowance for doubtful accounts of 2005: $209,948; 2004: $219,848	$55,593	$57,090
Prepaid expenses and other current assets	—	15,180
Total Assets Related to Discontinued Operations	$55,593	$72,270

Liabilities Related to Discontinued Operations
Accounts payable	$216,928	$771,390
Accrued expenses	12,000	56,711
Accrued compensation	—	10,631
Unearned revenue	—	10,440
Total Liabilities Related to Discontinued Operations	$228,928	$849,172

(7) SIGNIFICANT CUSTOMERS

Between June 2003 and May 2004, HyperFeed signed contracts with Telerate (formerly known as MoneyLine Telerate) to license HyperFeed’s HBOX and HTPX technology to Telerate, provide related maintenance and develop customized software. As a result of the sale of Telerate to Reuters, on November 19, 2004, Telerate elected to exercise its contractual right to terminate the agreements between HyperFeed and Telerate. Telerate accounted for approximately 0% and 62.4% of the Company’s consolidated revenue for the nine months ended September 30, 2005 and 2004, respectively, and approximately 0% and 63.4% of the Company’s consolidated revenue for the three months ended September 30, 2005 and 2004, respectively. Bloomberg LP accounted for approximately 15.1% and 6.4% of the Company’s consolidated revenue for the three and nine months ended September 30, 2005, respectively, and approximately 0% for the same periods in 2004. ComStock accounted for approximately 17.7% and 11.8% of the Company’s consolidated revenue for the nine months ended September 30, 2005 and 2004, respectively, and approximately 15.9% and 8.2% of the Company’s consolidated revenue for the three months ended September 30, 2005 and 2004, respectively. Susquehanna International Group, LLP accounted for approximately 10.9% and 2.7% of the Company’s consolidated revenue for the nine months ended September 30, 2005 and 2004, respectively, and approximately 8.7% and 5.5% of the Company’s consolidated revenue for the three months ended September 30, 2005 and 2004, respectively.

(8) LITIGATION

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., to Money.net, Inc. On August 24, 2004, the Company filed a six-count complaint for breach of contract and amounts due in the Circuit Court of Cook County, Illinois against Money.net. The amounts sought in the complaint are $131,155 for a promissory note, including interest, $31,920 from a datafeed license agreement, and $63,917 related to a transition services agreement. On November 17, 2004, Money.net filed a motion to dismiss and, as a result, the Company filed an amended complaint on December 7, 2004. On January 7, 2005, Money.net filed answers to the amended complaint and a counterclaim. On February 3, 2005, the Company answered Money.net’s counterclaim, which included seven affirmative defenses. On July 5, 2005, Money.net’s counterclaim was stricken. On July 19, 2005, the Company filed a motion for summary judgment. On October 18, 2005, the Circuit Court of Cook County entered a summary judgment against Money.net in the amount of $226,992. A hearing for final judgment has been set for November 9, 2005. Additionally, a hearing for the Company’s petition for legal fees has been set for December 20, 2005. The Company will continue to aggressively pursue collection from Money.net. As of September 30, 2005, the Company had a promissory note and accounts receivable, net of allowances, of $151,122 due from Money.net, excluding default interest on the promissory note.

(9) SUBSEQUENT EVENTS

The Company borrowed the remaining $1.4 million available under the Second Restated Convertible Note in October 2005. On November 1, 2005, PICO elected to convert the $6.0 million borrowed under the terms of Second Restated Convertible Note and accrued interest of $0.2 million into 4,546,479 shares of the Company’s common stock at a conversion rate of $1.36 per share. As a result of the conversion, PICO owns 80.1% of the Company’s common stock. If PICO had elected to convert the $4.6 million outstanding under the Second Restated Convertible Note and accrued interest on September 30, 2005, the Company’s total liabilities would have been $4.1 million and stockholders’ equity would have been $0.6 million.

On November 4, 2005, the Company’s Board of Directors approved the establishment a long-term incentive plan (the “Plan”), pending shareholder approval. The purpose of the Plan is to attract and retain the best qualified personnel to perform services for the Company and motivate such persons to contribute to the growth and profitability of the Company. The maximum aggregate number of shares of the Company’s common stock that may be issued under the Plan is 646,120. On November 4, 2005, the Board of Directors granted stock appreciation rights for 335,494 shares of the Company’s common stock to certain employees of the Company, subject to shareholder approval which the Company plans to solicit at its Annual Meeting in May 2006.

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

OVERVIEW

We believe that the first nine months of 2005 have been an important period for us. In particular, we completed two years of operations under our current business model; that is, a business model built on providing ticker plant technologies and related consulting services directly and through sales channels in the financial services industry, rather than principally using our ticker plant technology internally as part of a consolidated market data feed business to service customers. Additionally, in the first quarter of 2005, we announced our acquisition of the assets of Focus Technology Group LLC, including its Smart Order Routing Technology for Traders (“SORTT”). SORTT features the ability to ensure Regulation NMS compliance as well as to break apart an electronic order and send it to multiple execution venues to gain price improvement.

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

In the third quarter of 2005, the Company entered into an exclusive, multi-year distributor agreement with MarketXS, a leading European provider of real-time market data technology and trading solutions, that gives MarketXS the right to license, distribute, and support HyperFeed’s HMDP and OCC products in Europe, the Middle East, and Africa. HyperFeed plans to provide software upgrades, maintenance and second level support, while MarketXS is expected to provide European development, technical sales, and first level maintenance support. The term of the distributor agreement varies, with certain elements extending through January 2015. Additionally, in the third quarter of 2005, the Company expanded its HTPX technology by leveraging the Chicago Board Options Exchange’s TickerXpress offering to include Remote TickerXpress, which combines an ultra-low-latency datafeed with HyperFeed’s ticker plant technology.

Total revenue for the nine months ended September 30, 2005 decreased 19.9% to $3.3 million compared with $4.2 million for the same period in 2004 and, for the three months ended September 30, 2005, total revenue decreased 31.8% to $1.4 million compared with $2.1 million for the same period in 2004. However, total revenue for the three and nine months ended September 30, 2004 included $1.3 million and $2.6 million, respectively, from Telerate. Due to the termination of the agreements between Telerate and HyperFeed in November 2004, the Company did not recognize revenue from Telerate in 2005. During the third quarter of 2005, HyperFeed entered into thirteen agreements, directly and through channel partners, from which HyperFeed expects to recognize $2.9 million in revenue principally over the next two to three years. In the third quarter of 2004, HyperFeed entered into two agreements from which the Company expects to recognize $1.3 million in revenue over two to three years. To date, HyperFeed has recognized $0.3 million from the agreements entered into in the third quarter of 2004 and $0.3 million from the agreements entered into in the third quarter of 2005. Although the Company expects to fully recognize all revenue from these agreements, there can be no assurances that the Company will be able to do so. Additionally, cash used for continuing operations during the nine months ended September 30, 2005 remained unchanged at $2.6 million compared to the same period in 2004. Although there can be no assurances in this regard, the Company believes that the increase in its customer base and the equivalent amount of cash used in continuing operations in the comparable periods, among other things, will assist it in achieving profitability. However, the Company may not have sufficient capital resources to fund continuing operations.

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

Our direct costs of revenue are composed largely of amortization of licensed and developed software costs, royalty and license fees and labor associated with consulting services.

Our ability to successfully execute our business model will be dependent on our ability to maintain and develop advanced ticker plant and data platform technologies in a cost effective manner and aggressively license such technologies to the financial services industry.

During the third quarter of 2005, we amended and restated an existing Convertible Note (the “Second Restated Convertible Note”) with PICO Holdings Inc. (“PICO”), our majority stockholder, increasing the amount available for borrowing from $4.0 million up to $6.0 million. In October 2005, we borrowed the remaining amount available under the Second Restated Convertible Note, and on November 1, 2005, PICO elected to convert all of the outstanding principal and accrued interest under the Second Restated Convertible Note into shares of the Company’s common stock. See Notes 5 and 9 of the Notes to Unaudited Interim Consolidated Financial Statements.

RESULTS OF OPERATIONS: FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenue

Total revenue for the nine months ended September 30, 2005 decreased 19.9% to $3.3 million compared with $4.2 million for the nine months ended September 30, 2004. Total revenue for the three months ended September 30, 2005 decreased 31.8% to $1.4 million compared with $2.1 million for the three months ended September 30, 2004. Both HyperFeed and HYPRWare revenue decreased for the three and nine months ended September 30, 2005 compared to the same periods in 2004.

HyperFeed revenue decreased 19.7% to $3.1 million for the nine months ended September 30, 2005 as compared to $3.8 million for the nine months ended September 30, 2004. HyperFeed revenue decreased 32.5% to $1.3 million for the three months ended September 30, 2005 as compared to $2.0 million for the comparable period in 2004. HyperFeed’s revenue from Telerate for the three and nine months ended September 30, 2004 was $1.3 million, or 66.9%, and $2.6 million, or 68.0%, respectively. As a result of the sale of Telerate to Reuters, in November 2004, Telerate elected to exercise its contractual right to terminate the license agreement between HyperFeed and Telerate executed in 2004. The Company did not record any revenue from Telerate during the three and nine months ended September 30, 2005 and does not currently expect future revenue from Telerate. HyperFeed revenue is derived from HMDP, OCC, HTPX, and HBOX software and ticker plant and data platform technologies and includes software license, maintenance, and consulting revenue, including revenue from multi-year contracts with Chicago Board Options Exchange, Philadelphia Stock Exchange, ComStock, Susquehanna International Group, LLP, and The Nasdaq Stock Market, Inc.

HYPRWare revenue decreased 22.2% to $270,640 for the nine months ended September 30, 2005 compared with $348,063 for the nine months ended September 30, 2004. For the three months ended September 30, 2005, HYPRWare revenue decreased 17.2% to $88,982 compared with $107,512 for the three months ended September 30, 2004. HYPRWare derives revenue from royalties related to license fees for customers it referred to Townsend Analytics, Ltd. (“Townsend”) prior to December 31, 2002. The decline in HYPRWare service revenue is due to a decrease in royalties from Townsend as former HYPRWare customers serviced by Townsend decrease. HyperFeed currently expects that any future revenue recognized by HYPRWare will be derived exclusively from royalties from the licensing agreement with Townsend.

Total Expenses

Total expenses (including direct costs of revenue, operating expenses, and expenses from discontinued operations) increased 11.0% to $10.1 million for the nine months ended September 30, 2005 compared with $9.1 million for the nine months ended September 30, 2004. Total expenses increased 51.9% to $4.1 million for the three months ended September 30, 2005 compared with $2.7 million for the three months ended September 30, 2004. The increase in total expenses for the nine months ended September 30, 2005 was principally due to $1.5 million of interest expense related to the intrinsic conversion value of the Second Restated Convertible Note issued by the Company to PICO described in Notes 5 and 9 of the Notes to Unaudited Interim Consolidated Financial Statements, offset in part by expenses of $0.4 million incurred in connection with the severance agreement entered into with the Company’s former Chief Executive Officer in the first quarter of 2004. The increase in total expenses for the three months ended September 30, 2005 was due to $0.8 million of interest expense related to the intrinsic conversion value of the Second Restated Convertible Note issued by the Company to PICO, $0.2 million in communication and data costs, and $0.2 million in labor costs resulting from the end of the transition service agreement period related to the sale of HyperFeed’s institutional consolidated market data feed business to Interactive Data Corporation (“IDC”) in October 2003.

Direct Costs of Revenue

Total direct costs of revenue decreased 22.5% to $1.0 million for the nine months ended September 30, 2005 compared with $1.3 million for the nine months ended September 30, 2004. The principal component of the decrease was software development labor costs resulting from changes in the employee mix related to a shift from development of customer specific software for Telerate to development of capitalized software products. For the three months ended September 30, 2005, total direct costs of revenue increased 18.3% to $0.4 million compared with $0.4 million for the three months ended September 30, 2004. The principal component of the increase for the three-month period was license fees related to the provision of third party data. Amortization of licensed and developed software costs decreased 13.9% to $0.8 million for the nine months ended September 30, 2005 as compared to $1.0 million for the nine months ended September 30, 2004. Amortization of licensed and developed software costs remained relatively unchanged at $0.3 million for the three months ended September 30, 2005 and 2004. The decrease in amortization of licensed and developed software costs resulted from the acceleration of amortization in 2004 of the developed software used during the transition service agreement period related to the sale of HyperFeed’s institutional consolidated market data feed business. There are no direct costs of revenue related to HYPRWare service revenue as such amounts consist solely of royalty income. Gross margin decreased 18.7% to $2.3 million for the nine months ended September 30, 2005 compared with $2.9 million for the nine months ended September 30, 2004. Gross margin decreased 42.8% to $1.0 million for the three months ended September 30, 2005 compared with $1.7 million for the three months ended September 30, 2004. Direct costs as a percentage of total revenue decreased to 30.0% for the nine months ended September 30, 2005 compared with 31.0% for the nine months ended September 30, 2004. Direct costs as a percentage of total revenue increased to 31.3% for the three months ended September 30, 2005 compared with 18.0% for the three months ended September 30, 2004.

Operating Expenses

Total operating expenses decreased 0.7% to $7.3 million for the nine months ended September 30, 2005 compared with $7.4 million for the nine months ended September 30, 2004. For the three months ended September 30, 2005, total operating expenses increased 21.0% to $2.8 million compared with $2.3 million for the three months ended September 30, 2004. For the three and nine months ended September 30, 2005, increases were experienced in general and administrative expenses, research and development costs, and operations costs while decreases were experienced in sales and marketing costs and in depreciation and amortization as compared to the three and nine months ended September 30, 2004. Total operating expenses as a percentage of total revenue increased to 219.9% for the nine months ended September 30, 2005 compared to 177.3% for the nine months ended September 30, 2004. Total operating expenses as a percentage of total revenue increased to 197.1% for the three months ended September 30, 2005 compared to 111.1% for the three months ended September 30, 2004.

Sales and marketing costs decreased 10.2% to $1.3 million for the nine months ended September 30, 2005 compared with $1.5 million for the nine months ended September 30, 2004. Sales and marketing costs remained unchanged at $0.5 million for the three months ended September 30, 2005 and 2004. The decrease for the nine-month period was primarily due to a reduction in labor costs of $0.2 million resulting from a reduction in personnel caused by attrition. Sales costs as a percentage of total revenue increased to 39.0% for the nine months ended September 30, 2005 compared to 34.8% for the nine months ended September 30, 2004. Sales costs as a percentage of total revenue increased to 32.3% for the three months ended September 30, 2005 compared to 23.0% for the three months ended September 30, 2004, resulting from a decrease in revenue due to the termination of the agreements with Telerate in November 2004.

General and administrative expenses increased 1.3% to $2.4 million for the nine months ended September 30, 2005 compared with $2.3 million for the nine months ended September 30, 2004. General and administrative expenses increased 27.0% to $0.8 million for the three months ended September 30, 2005 compared with $0.7 million for the three months ended September 30, 2004. The increase for the three-month period was primarily due to recruiting fees of approximately $47,000 and an accrual of approximately $60,000 for sales tax expense. General and administrative expenses as a percentage of total revenue increased to 71.0% for the nine months ended September 30, 2005 compared to 56.2% for the nine months ended September 30, 2004. General and administrative expenses as a percentage of total revenue increased to 59.3% for the three months ended September 30, 2005 compared to 31.8% for the three months ended September 30, 2004.

Research and development costs increased 6.4% to $1.2 million for the nine months ended September 30, 2005 compared with $1.1 million for the nine months ended September 30, 2004. Research and development costs increased 22.3% to $0.5 million for the three months ended September 30, 2005 compared with $0.4 million for the three months ended September 30, 2004. The increases for the three and nine month periods resulted from $0.1 million in additional labor costs and $0.1 million for the outsourcing of labor, incurred in each case to enhance HyperFeed’s product line. Research and development costs as a percentage of total revenue increased to 35.7% for the nine months ended September 30, 2005 compared to 26.9% for the nine months ended September 30, 2004. Research and development costs as a percentage of total revenue increased to 32.9% for the three months ended September 30, 2005 compared to 18.4% for the three months ended September 30, 2004.

Operations costs increased 4.3% to $1.9 million for the nine months ended September 30, 2005 compared with $1.8 million for the nine months ended September 30, 2004. Operations costs increased 59.1% to $0.8 million for the three months ended September 30, 2005 compared with $0.5 million for the three months ended September 30, 2004. The increase for the nine months ended September 30, 2005 is principally due to $0.1 million for data acquisition costs. The increase for the three months ended September 30, 2005 is principally due to $0.2 million for communication costs and $0.1 million for labor costs resulting from the end of the transition service agreement period related to the sale of HyperFeed’s institutional consolidated market data feed business. Operations costs consist of technical support, data maintenance, data access, and communications costs. Operations costs as a percentage of total revenue increased to 56.5% for the nine months ended September 30, 2005 compared to 43.4% for the nine months ended September 30, 2004. Operations costs as a percentage of total revenue increased to 59.8% for the three months ended September 30, 2005 compared to 25.7% for the three months ended September 30, 2004.

Depreciation and amortization decreased 12.0% to $0.6 million for the nine months ended September 30, 2005 compared with $0.7 million for the nine months ended September 30, 2004. Depreciation and amortization decreased 29.0% to $0.2 million for the three months ended September 30, 2005 compared with $0.3 million for the three months ended September 30, 2004. The decrease is due to a reduction in capital expenditure in recent years and fixed assets becoming fully depreciated. Depreciation and amortization as a percentage of total revenue increased to 17.6% for the nine months ended September 30, 2005 compared to 16.0% for the nine months ended September 30, 2004. Depreciation and amortization as a percentage of total revenue increased to 12.8% for the three months ended September 30, 2005 compared to 12.3% for the three months ended September 30, 2004.

Interest Expense

Interest expense increased to $1.7 million for the nine months ended September 30, 2005 and $0.9 million for the three months ended September 30, 2005 compared with $1,057 and $790 for the same respective periods in 2004. The increase is principally due to non-cash interest expense of $0.8 million and $1.5 million for the three and nine months ended September 30, 2005, respectively, related to the intrinsic conversion value of the Second Restated Convertible Note issued by the Company to PICO described in Notes 5 and 9 of the Notes to Unaudited Interim Consolidated Financial Statements. Additionally, the Company recorded accrued interest of $89,152 and $141,741 for the three and nine months ended September 30, 2005, respectively, on borrowings against the Second Restated Convertible Note. The Company did not have any interest expense related to the Second Restated Convertible Note in 2004.

Discontinued Operations

In June 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., and, in October 2003, the Company sold its institutional consolidated market data feed business. The Company recorded a net loss from discontinued operations of $40,917, net of tax benefit of $1,000, for the nine months ended September 30, 2005 compared with net loss of $0.3 million, net of tax benefit of $0.2 million, for same period in 2004. The net losses resulted from the incurrence of inbound communications costs associated with the Company’s obligation under a transition services agreement related to the sale of its consolidated market data feed business, which ended in June 2005. The Company recorded $77,000, net of tax expense of $48,000, and $0.2 million, net of tax expense of $0.1 million, as a gain on disposition of discontinued operations during the third quarter of 2005 and the first quarter of 2004, respectively, related to holdbacks from the sale of the consolidated market data feed business.

As of September 30, 2005, assets related to discontinued operations consist of a receivable for the reimbursement of expenses from IDC and accounts receivable, net of allowance, prior to November 1, 2003. Liabilities related to discontinued operations consist of (1) payables to communications vendors and (2) accruals for data costs, severance, and rent associated with discontinued properties. See Note 6 of the Notes to Unaudited Interim Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents decreased $0.2 million to $19,903 at September 30, 2005 from $0.2 million at December 31, 2004.

Operating activities used net cash of $3.2 million for the nine months ended September 30, 2005 compared to net cash used of $3.5 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, continuing operations used $2.6 million of cash compared to net cash used of $2.6 million for the nine months ended September 30, 2004. The change in cash used for continuing operations primarily resulted from (i) $1.6 million provided from the non-cash expense related to interest and the beneficial conversion feature of the Second Restated Convertible Note in 2005, (ii) $0.5 million provided from accounts payable, (iii) $0.3 million provided from accrued expenses, and (iv) $0.3 million provided from the increase in unearned revenue due to advanced billings and one-time sales in 2004. For the nine months ended September 30, 2005, discontinued operations used $0.6 million compared to cash used of $1.0 million for the nine months ended September 30, 2004. The change in cash used for discontinued operations resulted from the funding of discontinued operations in 2004 and the wind-down of those operations in 2005.

Investing activities used net cash of $1.7 million for the nine months ended September 30, 2005 compared to net cash used of $1.2 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Company invested $0.1 million in equipment and $1.2 million in its licensed and developed software costs. During the nine months ended September 30, 2004, the Company invested $0.2 million in equipment and $1.0 million in its licensed and developed software costs. In the first quarter of 2005, the Company acquired the assets of Focus Technology Group LLC for $0.4 million, as described in Note 3 of the Notes to Unaudited Interim Consolidated Financial Statements.

Financing activities provided net cash of $4.6 million for the nine months ended September 30, 2005 compared to net cash provided of $0.2 million for the nine months ended September 30, 2004. The long-term commitment related to licensed software of $1.0 million resulted from the deferred payment of the license fee for Telerate’s Trading Room System (“TRS”) and Active8 technology, which is a noncash item for the nine months ended September 30, 2005.

The Company has a line of credit under which it may borrow up to $500,000 at prime. The Company is obligated to make monthly payments in respect of accrued interest and outstanding principal, together with all accrued and unpaid interest, is due upon demand. The line of credit is secured by the assets of the Company, and contains customary representations, warranties, covenants, and events of default. As of September 30, 2005, the Company had borrowings under the line of credit of $500,000.

On November 2, 2004, the Company issued to PICO a Secured Convertible Promissory Note (the “Convertible Note”). Under the terms of the Convertible Note, the Company could borrow up to $1.5 million from PICO, at an interest rate of 8%. In connection with issuing the Convertible Note and concurrent with the first draw, the Company issued to PICO 25,000 shares of common stock of the Company with a fair value of $75,000 in the first quarter of 2005. On March 28, 2005, the Company and PICO amended and restated the Convertible Note (the “First Restated Convertible Note”) such that the Company could borrow up to $4.0 million at an interest rate of prime plus 2.75%.

On August 26, 2005, the Company and PICO amended and restated the First Restated Convertible Note (the “Second Restated Convertible Note”). Under the terms of the Second Restated Convertible Note, the Company may borrow up to $6.0 million at an interest rate of prime plus 2.75%. The Company is obligated to repay all outstanding principal and accrued interest under the Second Restated Convertible Note on March 28, 2006. The Second Restated Convertible Note, which is convertible by PICO at any time, provides that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the Second Restated Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of $1.36 per share and 80% of the five-day moving average per share price of the Company’s common stock on the date of conversion. The number of shares of the Company’s common stock issuable upon conversion of the Second Restated Convertible Note is not subject to a cap. In addition, in connection with issuing the Second Restated Convertible Note, the Company issued to PICO a warrant to purchase 125,000 shares of HyperFeed’s common stock, at an exercise price of $1.70 per share. The warrant expires on August 26, 2008.

The Second Restated Convertible Note contains a beneficial conversion feature and, as a result, the Company recorded $0.3 million of additional paid in capital and interest expense at September 30, 2005. The Second Restated Convertible Note is secured by the assets of the Company, subordinate to the security interest granted under the line of credit and contains customary representations, warranties, covenants, and events of default. As of September 30, 2005, the Company had borrowed $4.6 million under the terms of the Second Restated Convertible Note and recorded accrued interest of $0.1 million.

The Company borrowed the remaining $1.4 million available under the Second Restated Convertible Note in October 2005. On November 1, 2005, PICO elected to convert the $6.0 million borrowed under the terms of Second Restated Convertible Note and accrued interest of $0.2 million into 4,546,479 shares of the Company’s common stock at a conversion rate of $1.36 per share. As a result of the conversion, PICO owns 80.1% of the Company’s common stock. If PICO had elected to convert the $4.6 million outstanding under the Second Restated Convertible Note and accrued interest on September 30, 2005, the Company’s total liabilities would have been $4.1 million and stockholders’ equity would have been $0.6 million.

The fair value assigned to the warrants was $0.1 million, which will be amortized as interest expense over the life of the Second Restated Convertible Note. As of September 30, 2005 the Company had recorded non-cash interest expense of $24,477 in connection with the warrants.

Total revenue for the nine months ended September 30, 2005 decreased 19.9% to $3.3 million compared with $4.2 million for the same period in 2004 and, for the three months ended September 30, 2005, total revenue decreased 31.8% to $1.4 million compared with $2.1 million for the same period in 2004. However, total revenue for the three and nine months ended September 30, 2004 included $1.3 million and $2.6 million, respectively, from Telerate. Due to the termination of the agreements between Telerate and HyperFeed in November 2004, the Company did not recognize revenue from Telerate in 2005. During the third quarter of 2005, HyperFeed entered into thirteen agreements, directly and through channel partners, from which HyperFeed expects to recognize $2.9 million in revenue principally over the next two to three years. In the third quarter of 2004, HyperFeed entered into two agreements from which the Company expects to recognize $1.3 million in revenue over two to three years. To date, HyperFeed has recognized $0.3 million from the agreements entered into in the third quarter of 2004 and $0.3 million from the agreements entered into in the third quarter of 2005. Although the Company expects to fully recognize all revenue from these agreements, there can be no assurances that the Company will be able to do so. Additionally, cash used for continuing operations during the nine months ended September 30, 2005 remained unchanged at $2.6 million compared to the same period in 2004. Although there can be no assurances in this regard, the Company believes that the increase in its customer base and the equivalent amount of cash used in continuing operations in the comparable periods among other things, will assist it in achieving profitability. However, the Company may not have sufficient capital resources to fund continuing operations.

The Company has sustained significant losses in recent years and in the first nine months of 2005. In particular, the Company incurred a net loss of $6.6 million for the first nine months of 2005, compared to a net loss of $4.6 million for the same period in 2004, and an overall net loss of $5.0 million for the fiscal year ended December 31, 2004. Included in the net loss of $6.6 million of the nine months ended September 30, 2005 is $1.5 million non-cash interest expense related to the Second Restated Convertible Note issued by the Company to PICO described in Notes 5 and 9 of the Notes to Unaudited Interim Consolidated Financial Statements. The recurring losses may raise substantial doubt about the Company’s ability to continue as a going concern. In the third quarter of 2005, the Company secured an additional $2.0 million of available credit from PICO, the Company’s majority stockholder. The Company currently believes, although there can be no assurances in this regard, that its existing and anticipated capital resources, including cash and cash equivalents, accounts receivable, assets related to discontinued operations, cash expected to be received from holdbacks associated with the sale of its institutional consolidated market data feed business, and potential capital from financing sources, including PICO, will be sufficient to fund its operations over the next twelve months. If the Company requires additional capital resources, there can be no assurances that such capital will be available or that such capital will be available on terms satisfactory to the Company; if the Company does not obtain such capital, then the Company will be able to fund its operations for a shorter period of time.

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

Revenue Recognition: The Company principally derives revenue from licensing technology and providing management and maintenance services of HMDP, OCC, HTPX, and HBOX software, ticker plant and data platform technologies, and managed services. Additionally, the Company derives revenue from the development of customized software.

Revenue is recognized from the licensing of HMDP, OCC, HTPX, and HBOX (1) as payments from customers become due when the fee is not fixed or determinable at the outset of the arrangement or (2) ratably over the term of the agreement when post-contract customer support (“PCS”) has a duration of one year or less. PCS is recognized ratably over the term. Revenue for the development of customized software, consulting, and implementation services is recognized based on time and materials from the application of contract accounting for the development of customized software, or based on an hourly rate when it is not a fixed fee arrangement. For licensing of the Company’s software through its sales channels, revenue is recognized as payments from the reseller become due and generally commences after the software is installed at the reseller’s customer site.

The Company applies the provisions of AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement; (2) delivery; (3) fixed or determinable fee; and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to HyperFeed’s software products (including specified upgrades/enhancements) is recognized upon delivery of the products. If the fee is considered fixed and determinable, it is recognized as revenue when the sale is effected. If the fee is not considered fixed and determinable, it is recognized as revenue as payments from customers become due. Revenue allocated to

PCS is recognized ratably over the term of the support and revenue allocated to service elements (such as training) is recognized as the services are performed.

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

The Company’s policy is to amortize capitalized software costs by the greater of (1) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (2) the straight line method over three to five years, the remaining estimated economic life of the product including the period being reported. The Company assesses the recoverability of its licensed and developed software costs against estimated future undiscounted cash flows. Given the highly competitive environment in which the Company operates and rapid technological changes, it is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both may be reduced significantly.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which is effective as of the first interim reporting period that begins after January 1, 2006. SFAS No. 123R eliminates the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The Company is in the process of evaluating the impact of SFAS No. 123R, but does not currently believe that the adoption of SFAS No. 123R will have a material impact on the Company’s results of operations or financial condition.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2005, the Company had excess cash invested in a money market account. The Company does not expect any material loss, if at all, on these investments. The Company has a line of credit for $500,000 at prime, secured by the assets of the Company. As of September 30, 2005, the Company had borrowings against the line of credit of $500,000.

On November 2, 2004, the Company issued to PICO the Convertible Note. Under the terms of the Convertible Note, the Company could borrow up to $1.5 million from PICO, at an interest rate of 8%. On March 28, 2005, the Company and PICO amended and restated the Convertible Note (the “First Restated Convertible Note”) such that the Company could borrow up to $4.0 million at an interest rate of prime plus 2.75%. On August 26, 2005, the Company and PICO amended and restated the First Restated Convertible Note (the “Second Restated Convertible Note”). Under the terms of the Second Restated Convertible Note, the Company may borrow up to $6.0 million at an interest rate of prime plus 2.75%. The Company is obligated to repay all outstanding principal and accrued interest under the Second Restated Convertible Note on March 28, 2006. The Second Restated Convertible Note, which is convertible by PICO at any time, provides that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the Second Restated Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of $1.36 per share and 80% of the five-day moving average per share price of the Company’s common stock on the date of conversion. The number of shares of the Company’s common stock issuable upon conversion of the Second Restated Convertible Note is not subject to a cap. For every $0.10 per share increase over $1.36 per share price of the Company’s common stock, the Company would incur interest expense of $0.3 million for the intrinsic value of the beneficial conversion feature on the Second Restated Convertible Note of $4.6 million at September 30, 2005.

In connection with issuing the Second Restated Convertible Note, the Company issued to PICO a warrant to purchase 125,000 shares of HyperFeed’s common stock, at an exercise price of $1.70 per share. The warrant expires on August 26, 2008. All else remaining constant, for every $0.10 per share increase over $1.70 per share price of the Company’s common stock, the Company would incur interest expense of approximately $10,000 in connection with the fair value of the warrants. All else remaining constant, for every 1.0% increase in the discount rate, the Company would incur interest expense of approximately $1,000 in connection with the fair value of the warrants.

As of September 30, 2005, the Company had borrowed $4.6 million under the terms of the Second Restated Convertible Note and recorded accrued interest of $0.1 million.

On November 1, 2005, PICO elected to convert all of the outstanding principal and accrued interest under the Second Restated Convertible Note into shares of the Company’s common stock. See Note 9 of the Notes to Unaudited Interim Consolidated Financial Statements.

The Company is subject to variable interest rates that could fluctuate with market conditions. A 1.0% increase in the prime rate would increase the Company’s interest expense by $1,250 per fiscal quarter on the $500,000 line of credit and by approximately $11,500 per fiscal quarter on the Second Restated Convertible Note of $4.6 million at September 30, 2005.

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

Part II

ITEM 1. Legal Proceedings

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., to Money.net, Inc. On August 24, 2004, the Company filed a six-count complaint for breach of contract and amounts due in the Circuit Court of Cook County, Illinois against Money.net. The amounts sought in the complaint are $131,155 for a promissory note, including interest, $31,920 from a datafeed license agreement, and $63,917 related to a transition services agreement. On November 17, 2004, Money.net filed a motion to dismiss and, as a result, the Company filed an amended complaint on December 7, 2004. On January 7, 2005, Money.net filed answers to the amended complaint and a counterclaim. On February 3, 2005, the Company answered Money.net’s counterclaim, which included seven affirmative defenses. On July 5, 2005, Money.net’s counterclaim was stricken. On July 19, 2005, the Company filed a motion for summary judgment. On October 18, 2005, the Circuit Court of Cook County entered a summary judgment against Money.net in the amount of $226,992. A hearing for final judgment has been set for November 9, 2005. Additionally, a hearing for the Company’s petition for legal fees has been set for December 20, 2005. The Company will continue to aggressively pursue collection from Money.net. As of September 30, 2005, the Company had a promissory note and accounts receivable, net of allowances, of $151,122 due from Money.net, excluding default interest on the promissory note.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 26, 2005, the Company and PICO amended and restated the First Restated Convertible Note (the “Second Restated Convertible Note”). Under the terms of the Second Restated Convertible Note, the Company issued to PICO a warrant to purchase 125,000 shares of HyperFeed’s common stock, at an exercise price of $1.70 per share. The warrant expires on August 26, 2008.

On November 1, 2005, PICO elected to convert all of the outstanding principal and accrued interest under the Second Restated Convertible Note into shares of the Company’s common stock. See Note 9 of the Notes to Unaudited Interim Consolidated Financial Statements.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 10 - HyperFeed Technologies, Inc. 2005 Long-Term Incentive Plan.

Exhibit 31.1 - Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2 - Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)  Reports on Form 8-K

A Form 8-K was filed on August 8, 2005 attaching a copy of the press release reporting the second quarter 2005 results.

A Form 8-K was filed on September 1, 2005 reporting that on August 26, 2005 the Company amended and restated a convertible promissory note issued to PICO Holdings, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

Date:	November 7, 2005

By:	/s/ Paul Pluschkell

Paul Pluschkell
President and Chief Executive Officer

By:	/s/ Randall J. Frapart

Randall J. Frapart
Chief Financial Officer and Principal Accounting Officer