Form 10-K
period 2005-12-31
HYPERFEED TECHNOLOGIES INC
filed 2006-03-31
CIK 745774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:  0-13093

HYPERFEED TECHNOLOGIES, INC.

 (Exact name of registrant as specified in its charter)

Delaware	36-3131704
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 S. Wacker Drive, Suite 300, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(312) 913-2800

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value per share	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐                                 No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐                                 No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                                 No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                 No ☒

As of March 28, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,554,882 based on the closing sale price as reported on the OTC Bulletin Board System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 27, 2006
Common Stock, $.001 par value per share	7,641,889 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held August 4, 2006 (“Proxy Statement”)	Parts II and III

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2006 Annual Meeting of Stockholders are incorporated by reference into Parts II and III of this report.

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of HyperFeed Technologies, Inc. (“HyperFeed”) and its subsidiary, HYPRWare, Inc. (“HYPRWare”), (collectively, the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statement of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include risks related to the possibility of requiring additional financing; the possible dilution associated with financing arrangements; the execution of our business plan; the fluctuations in our financial results; our history of operating losses; attracting and retaining qualified management and key employees; the timely development and introduction of new product and service initiatives at competitive prices and performance levels; pending or future legal proceedings; the effect of economic and business conditions generally; and other risks that are described herein, including but not limited to, the items discussed in “Risk Factors” set forth in Item 1A of this report and that are otherwise described from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission.

PART I

Item 1. Business.

HyperFeed is a leading provider of ticker plant and smart order routing technologies and managed services to exchanges, financial institutions, hedge funds, and channel partners. Our advanced software technology serves as a corporate-wide ticker plant, providing firms in the financial services industry with the flexibility and agility to control their own data sources and data content in a cost-effective manner. Our HyperFeed Next Generation Ticker Plant (“HTPX”) technology, which includes our HVAULT and HBOX products, is designed to support low latency yet high value real-time market data and data services for use in receiving and distributing financial content with a competitive edge. Our dynamic smart order routing utilities (“SORTT”) are designed to offer price improvement in order execution while assisting firms with compliance with Regulation NMS (“REG-NMS”). Our High Performance Center technology is a global, highly distributed, fully managed financial content distribution utility with extremely low latency. Our MarketStamp technology, a derivative of SORTT, is an order routing platform that records timestamps and market snapshots to fulfill the requirements of Securities and Exchange Commission (“SEC”) Rule 11ac-5 and 11ac-7. Our HyperFeed Market Data Platform (“HMDP”) and Open Collaborative Container (“OCC”) comprise a data platform and display application based on Telerate’s Trading Room System (“TRS”) and Active8 technology licensed from Reuters in 2005.

Beginning with a comprehensive understanding of the diverse needs of the financial services industry, we apply advanced technologies to the processing, delivery, distribution of, and access to, financial market data. We believe that we offer one of the fastest, most complete and reliable management exchange platform services, which can be used with industry-leading application programming interfaces (“APIs”), third-party applications or proprietary solutions. HTPX, the High Performance Center, MarketStamp, HMDP, and OCC have flexible licensing models that can fulfill the needs of financial institutions, exchanges, buy and sell side analysts, content providers, redistributors, channel partners and value-added resellers. It is our twenty-plus years of experience, human capital, and established product offerings that differentiate us from our competition. With our commitment to our customers and our desire to succeed, we continue to change the marketplace with our leading technologies.

General Development Of Business

Background

HyperFeed was originally incorporated in Illinois on June 23, 1980 as On-Line Response, Inc. We changed our name to PCQuote, Inc. in 1983 and incorporated in Delaware on August 12, 1987. In an effort to focus on the Web site and consumer business, we incorporated a subsidiary, PCQuote.com, Inc. (“PCQuote”), in March 1999. In June 1999, we changed our name to HyperFeed Technologies, Inc. In May 2003, we divested our individual retail investor unit and changed the name of our subsidiary, PCQuote, to HYPRWare, Inc. In October 2003, we divested our institutional consolidated market data feed business. In February 2005, we purchased the business of Focus Technology Group LLC, a smart order routing technology company. In May 2005, we entered into an exclusive agreement with Reuters and Moneyline Telerate to license globally in perpetuity the source and object code for both TRS and Active8 technology (the “Reuters Agreement”). Under the terms of the Reuters Agreement, we are entitled to use and further develop the TRS technology and the Active8 technology to offer our own market data platform and associated data display workstation worldwide. We are now focused on providing enterprise-wide ticker plant and transaction technology, software and services enabling financial institutions to process and use high performance exchange data.

Current Market Conditions

For over twenty years, our proprietary ticker plant technologies were used behind-the-scenes to process our consolidated market data feed, HyperFeed Market Data, for our customers. In response to market trends demanding direct exchange connectivity, we divested our institutional consolidated market data feed business to focus on offering directly the same advanced and robust ticker plant technologies to our customers. With the sale of our institutional consolidated market data feed business, we believe that HyperFeed is no longer viewed as a competitor to certain participants in the financial services industry, which has enabled us to become a provider of technology to our traditional competitors in the consolidated market data feed business. We believe that this shift in focus has opened other new markets for us, including exchanges and content providers as well as financial institutions and redistributors. Additionally, we believe that the High Performance Center will open our market to include hedge funds.

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

In addition to those noted above, there exist several other key factors that we believe have spurred the shift toward direct market data feeds. In particular, we believe that merger and acquisition activity among traditional consolidated market data feed vendors has caused financial institutions to reevaluate relying on third parties for consolidated market data feeds. In recent years, Reuters acquired Bridge, Multex, and Telerate, SunGard acquired Fame, and Interactive Data Corporation (“IDC”) / ComStock acquired our institutional consolidated market data feed business. As a result, financial institutions are now considering direct market data feeds for both primary and secondary data sources.

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

We also believe that the proliferation of electronic exchanges entering new marketplaces and the introduction by existing exchanges of new products have influenced financial institutions and their increased desire to implement direct market data feeds. This expansion in the breadth and diversity of market data sources and the increase in the number of products traded have produced unsurpassed volumes of data that must be processed. For example, the arrival of NASDAQ’s SuperMontage, NYSE’s OpenBook, ECNs, exchange auto-execution systems, and Boston Options Exchange to the trading community has increased already high data volumes. These new products and exchanges magnify the number of updates requiring even greater amounts of bandwidth. High update rates also require more ticker plant processing power, which in turn can result in data processing latency. We believe that in order to ensure performance and reliability, financial institutions must seriously investigate eliminating the consolidated market data feed vendor and obtaining their market data directly from each data source.

We believe that REG-NMS will also shape market conditions. REG-NMS could have dramatic ramifications for market data bandwidth, order routing technology, and real-time compliance and monitoring systems. We believe that our MarketStamp product will allow us to offer customers compliance with the proposed regulations while permitting greater efficiency and lower costs with a highly customizable routing system.

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

Capturing direct data feeds from many different market data sources requires financial institutions to write code and develop separate Front End Processors (“FEPs”) for each market data source. They must also keep up with the multitude of changes and new products from market data sources. The FEPs must be able to process trade corrections, perform data integrity checks, and read complex symbology. Once the FEPs receive the data, it must be consolidated and normalized into a single format for output so it can be processed by applications or viewed on a desktop by an end-user. HyperFeed has FEPs that currently process market data from Canadian/Toronto Stock Exchange, Chicago Board of Trade, Chicago Mercantile Exchange, Montreal Stock Exchange, NASDAQ, New York Board of Trade, New York Mercantile Exchange/Commodity Exchange, New York Stock Exchange, American Stock Exchange, Options Price Reporting Authority, BRUT, ARCA, INET, and historical and fundamental data providers. In addition, we plan to offer international feed handlers for the largest European exchanges beginning in the third quarter of 2006.

In addition, each exchange has specific detailed reporting and user-management requirements. A robust back-end database is necessary to administer this function. Our entitlements system is an extensible system built to manage exchange vendor of record functions and is offered for use as part of HTPX.

Large financial institutions often create proprietary calculations and data feeds that give them a competitive edge in trading and analysis. HyperFeed’s Software Development Kits (“SDKs”) allow companies to seamlessly integrate the proprietary information market data from other market data sources.

Currently, there are approximately 25,000 users of Telerate’s Active8 technology being fed by Telerate’s TRS platform. We believe these users can be transferred to HyperFeed’s HMDP and OCC products with little additional infrastructure costs. With our partners, we have a program to contract the existing 25,000 users onto HMDP and OCC. We believe this approach offers data agnostic software whereby customers and content providers have the same access to high-level support, promoting an equal integration platform.

We believe that our twenty-plus years of experience as a provider of consolidated market data feeds will create additional opportunities within our marketplace. In particular, in connection with our market data feed products, we have historically provided ticker plant technologies to Bridge, PCQuote, Charles Schwab & Co., Inc., Townsend Analytics, Ltd. (“Townsend”), and IDC/Comstock. We further believe that our knowledge and experience designing, building and operating ticker plants provide us with the insight to understand complexities such as data integrity, real-time performance, data exchange entitlements and multicast transmission and position us well to take advantage of opportunities within our marketplace.

Products and Services

HyperFeed’s core products and services are currently built around our HTPX technology. HyperFeed offers and licenses its HTPX platform in a variety of manners to meet our customers’ needs. Examples of the flexibility of HyperFeed and its solutions include: complete ticker plant outsourcing and management; prepackaged HBOX solutions; and licensing and proprietary custom development around HTPX. HyperFeed also offers flexible IP licensing scenarios. In 2005, HyperFeed began to offer our HMDP technology, which is based upon Telerate’s TRS technology.

HTPX

HTPX is offered as a complete turnkey solution for the normalization, databasing, integration and transmission of high performance, real-time data sources from market data sources, content providers, and proprietary in-house sources. It provides direct access to market data from Canadian/Toronto Stock Exchange; Chicago Board of Trade; Chicago Mercantile Exchange; Montreal Stock Exchange; NASDAQ; New York Board of Trade; New York Mercantile Exchange/Commodity Exchange; New York Stock Exchange; American Stock Exchange; Options Price Reporting Authority; BRUT; ARCA; INET; and ComStock, and offers a complete set of data cleansing and management tools for remote or on-site use. It provides adaptors to a number of widely used middleware platforms, and can be used collectively as a complete solution or individually to augment the functionality of other vendor system products. In addition, we plan to offer international feed handlers for the largest European exchanges beginning in the third quarter of 2006.

There are five components to HyperFeed’s HTPX: HSOURCE (Front End Processoring), Data Switch, Caching and Analytics, Management, and Toolkits and Adaptors. In addition, the High Performance Center allows distributed and managed access to HTPX technology.

HSOURCE

Designed for performance, HSOURCE is HyperFeed’s exchange normalization engine tuned to offer full multicast streams or interest based access—with sub-millisecond performance. Faster than a ticker plant, HSOURCE is an ideal solution for customers who require specific data sets with minimal latency.

In addition to ultra-low latency, the multicast capabilities of HSOURCE allow firms to efficiently monitor the entire data stream or filter using point to point mechanisms to select only the specific data sets and the individual securities they need. With filtering capabilities, HSOURCE minimizes networking overhead and the hardware footprint. These advantages result in the best cost to performance ratios available.

HSOURCE normalizes and consolidates raw exchange data and presents it to applications via our published API. Optional configurations allow for API access to the full breath of the exchange or filtering based specific interest based criteria, depending on the application requirements. The HSOURCE is available as a stand alone component or as part of our HTPX ticker plant solution and is currently providing customers a cost effective competitive advantage with low cost yet high performance components.

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

Assisting in handling increasing message rates is HyperFeed’s Zero Loss Compaction (“ZLC”) technology, another component of our HTPX. ZLC can alleviate the latency problems and reduce the bandwidth costs financial institutions face with direct market data feeds. It compacts data up to a 10:1 ratio, allowing customers to receive complete data sets over less bandwidth.

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

Management

Compliance with exchange requirements, tracking and auditing data feeds, handling corrections, splits, symbology, and options chaining, and data line tracking and switching are handled by HyperFeed’s Management products. These products include:

•                  Entitlements System

Each market data source has specific detailed reporting and user-management requirements. A robust back-end database is necessary to administer this function. HyperFeed’s entitlements system is an extensible system built to manage administrative exchange vendor of record functions. It is designed to be a complete back-office entitlement system to monitor and manage enterprise data set permissions and automatically record and accurately report this information to the market data sources. The entitlements system is Vendor Reporting XML (“VRXML”) compliant and approved by Canadian/Toronto Stock Exchange, Chicago Board of Trade, Chicago Mercantile Exchange, Montreal Stock Exchange, NASDAQ, New York Board of Trade, New York Mercantile Exchange/Commodity Exchange, New York Stock Exchange, American Stock Exchange, Options Price Reporting Authority, BRUT, ARCA, and INET.

•                  Control Room

HyperFeed’s Control Room is a set of over 200 monitoring tools that manage and audit incoming lines and alerts for problems. In addition to allowing the viewing of incoming lines, it also provides statistics such as sequence number, baud rate, and sensitivity status. It has completely customizable alarms, task management capabilities, and remote accessibility along with supplying data management capabilities. Our Control Room also handles all data manipulation, restores, and corrective actions.

•                  Data Maintenance Line

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

Tools and Adaptors

HyperFeed’s tools and adaptors are designed to allow customers to supply data to any required environment or application. These products include:

•                  SDKs

HyperFeed’s SDKs are designed to allow customers to quickly and easily integrate all of HyperFeed’s database content into their own financial applications without enduring long development cycles or incurring high development costs. Available development tools currently include: .Net, COM, JAVA, C/C++ (for UNIX/LINUX and Windows), Visual Basic, and CGI. HyperFeed develops SDKs to support the latest technology standards, including Microsoft.NET.

•                  RMDS Adaptor (Reuters Market Data System)

RMDS Adaptor is an adaptor that allows financial institutions with the RMDS infrastructure to access, publish, manipulate, and display HyperFeed processed data within RMDS applications.

High Performance Center

The High Performance Center is a global, highly-distributed, fully-managed financial content distribution utility with extremely low latency and an end-to-end Service Level Agreement. It combines HyperFeed’s HTPX ticker plant technology with Radianz’s global communications network to provide high-performance access to financial content in a utility model. The High Performance Center is designed to allow customers to “plug into” a high-performance, yet turnkey, utility service for the normalization, caching, integration, entitlement control, and transmission of high performance, real-time direct data sources. It provides managed access, managed content, standardization, and managed interfaces that redefine financial content distribution. The network becomes the ticker plant – there are no central caching or data processing facilities.

HBOX

HBOX is an offering developed based on HyperFeed’s HTPX that allows customers to have a complete on-site financial ticker plant solution. While HTPX is designed to be a high-level solution offering the utmost in flexibility and customization, HBOX is an off-the-shelf solution for customers who want the benefits associated with direct exchange access, but who don’t require the development and breadth of customization HTPX offers.

HMDP

HMDP is HyperFeed’s market data platform based on Telerate’s TRS technology, which is widely considered the most architecturally open platform available. As a proven market data distribution platform that interfaces many different data feeds, HMDP makes it easy to integrate market data from any source into any type of display or application software: transactional, web distribution, risk management, or other mid and back-office systems.

OCC

OCC is a professional financial desktop application that is fully customizable for various classes of end users and is based on Telerate’s Active8 technology. OCC seamlessly integrates multiple data sources including real-time data, chains, charts, analysis, news, and other published data. It supports various operating systems and displays all the data available on HMDP.

MarketStamp

MarketStamp is a derivative of our smart order routing system that stamps all executions with timestamps and market snapshots for compliance with the SEC’s Rules 11ac-5 and 11ac-7. It is designed to take advantage of hidden liquidity and fast markets by using its proprietary analysis and hundreds of customizable customer preferences to segment and route stock orders in a highly efficient and profitable way. By looking at depth-of-book data, MarketStamp can interact with both depth-of-book and top-of-book data to offer the opportunity to achieve best execution.

Consulting Services

HyperFeed’s experienced employees can manage a ticker plant entirely or consult with customers to help them manage their own ticker plant. The two basic categories of consulting services include:

•                  Managed Services

HyperFeed offers complete management of a customer’s onsite or remote ticker plant.

•                  Software Customization

HyperFeed offers consulting services to customers for customized integration into their existing applications and infrastructure.

The key advantages of HyperFeed’s products and services include:

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

•                  Expertise: HyperFeed has been developing ticker plants for over twenty years and now brings that expertise directly to the customer.

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

•                  Strategy: With input from our customers, we continue to build ticker plant products derived from our HTPX technologies that meet required performance standards at the cost points the market demands.

•                  Industry Participation: HyperFeed is a member of and participates in several industry associations that keep us up to date with current and proposed changes and standards.

•                  Widely Deployed: HyperFeed has over 1,500 active HBOX installations, and our HTPX technology is currently deployed at three U.S. exchanges and numerous flagship financial institutions.

Because of these key advantages, we believe that we are unique with respect to the completeness of our technologies and service offerings. HyperFeed is a leader in providing managed ticker plant solutions and the technology for direct exchange connectivity. With our commitment to our customers and our desire to succeed, we believe that we continue to change the marketplace with our leading edge technologies.

Major Customers

Our major customers fall into four categories: exchanges, financial institutions, hedge funds, and channel partners. We sell directly to our customers and have entered into partnership agreements with several channel partners that have the ability to resell or refer HyperFeed products to the marketplace. In addition, HyperFeed’s HTPX allows for the aggregation and delivery of exchange based data and services via alliance partners that utilize our technology to enhance the direct delivery of data from exchanges to financial institutions.

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

•                  HyperServer™ is a trademark of HyperFeed Technologies, Inc.

•                  HyperFeed SmarTicker™ is a trademark of HyperFeed Technologies, Inc.

•                  Neosphere™ is a trademark of HyperFeed Technologies, Inc.

•                  Neosphere DB™ is a trademark of HyperFeed Technologies, Inc.

Competition

We believe the market for ticker plant technologies used to facilitate and manage direct market data feeds in an HTPX model is significant and has expanded due to key trends in the financial services industry. Direct competitors include small consulting firms that sell market data feed servers and in-house development teams, but we believe that these firms only compete with HyperFeed on the first level of service (source servers) involving FEPs. Examples of these types of firms are InfoDyne and Wombat Consulting. We do not believe that these firms currently offer ticker plant services such as time/sales, money flow and bid/ask, data management tools, ZLC technologies, SDKs and adaptors or smart order routing. We believe that there are a multitude of consultancy and software providers that can offer one-time solutions that compare with our offerings but, to our knowledge, these consultancy and software providers do not offer the highly configurable software and customized development offered by HyperFeed.

We believe the market for our HMDP technology includes the estimated 25,000 current customers of Telerate’s Active8 technology being fed by Telerate’s TRS platform. These customers are concentrated within a handful of large financial services institutions. The major competitor in this space is Reuters, owner of Telerate’s TRS. We believe that our experience in ticker plant technology and established presence plus the lower infrastructure costs and our willingness to create open communities make HMDP a more attractive prospect than Reuters’ offerings.

We have recently notified Reuters that we believe that Reuters has failed to provide us certain technology that Reuters is required to provide us under the Reuters Agreement and has taken certain other actions that we believe may conflict with Reuters’ obligations under the Reuters Agreement. As a result, we did not pay to Reuters the scheduled license fee payment due under the Reuters Agreement in January 2006. If we are unable to obtain the completion of Reuters’ obligations under the Reuters Agreement, or if the Reuters Agreement is terminated, our ability to develop and commercialize our HMDP and OCC product offerings could be adversely affected. While Reuters has not acknowledged any non-compliance with its obligations under the Reuters Agreement, it has offered to provide certain additional items to us and has requested payment of the license fee upon our receipt of these items. Our discussion with Reuters about these topics is continuing.

Additionally, we face competition from a large range of participants in the financial industry, including market data vendors, large global system integrators, network service providers, software companies, exchanges, and new technology firms.

Seasonality

We have not experienced any material seasonal fluctuations in our business.

Research and Development

Our research and development personnel expend their time and effort developing and enhancing HyperFeed’s HTPX technology. Recent key development projects related to HTPX include enhancements to the core components to reduce latency, increase capacity to cope with ever increasing market message rates, and enhance auditing features to enable applications to monitor latency dynamically per message. An enhanced system monitoring capability was also developed along with the ability to automate routine data maintenance operations.

Additionally, our research and development personnel expend their time and effort developing, enhancing, and extending HyperFeed’s HMDP technology. Recent key development projects related to HMDP include rebuilding Telerate’s TRS software in HyperFeed’s environment and adding a Bloomberg PhatPipe feed handler. Further development projects related to HMDP will include branding Telerate’s TRS software to reflect HyperFeed’s HMDP name, and (i) add the ability to store and retrieve many months of news headlines and stories, (ii) enhance user data publishing configurability and resilience, (iii) add a Java version of the HMDP producer applications programming interface, (iv) add support for the latest versions of Microsoft and Sun Operating Systems, and (v) add additional data feed and contribution feed handlers.

During the fiscal years ended December 31, 2005, 2004 and 2003, we expensed $1,779,386, $1,441,472, and $1,827,975, respectively, for research and development.

Environment

Compliance with federal, state, and local provisions with respect to the environment has not had a material adverse effect on our capital expenditures, earnings, or competitive position.

Employees

As of December 31, 2005, we employed 48 people, none of who are represented by a collective bargaining unit. We believe we have a satisfactory relationship with our employees. We also use the services of outside consultants on an hourly basis.

Government Contracts

We have no material contracts with the government.

Backlogs

Due to the nature of our business, backlogs are not a typical occurrence.

Available Information

Our Internet address is www.hyperfeed.com. On the investor relations section of our Web site, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors

In addition to factors mentioned elsewhere in this report, the factors contained below, among others, could cause our financial condition and results of operations to be materially and adversely affected and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.

We may require additional financing to operate our business

We currently believe that our existing capital resources, including cash and cash equivalents, accounts receivable, assets related to discontinued operations, cash expected to be received from holdbacks associated with the sale of our institutional consolidated market data feed business, and available credit under a Secured Convertible Promissory Note issued by us to PICO Holdings, Inc. (“PICO”) in the principal amount of $10.0 million on March 30, 2006 (the “2006 Convertible Note”) are sufficient to fund our operations over the next twelve months. Although we currently believe that our existing capital resources are sufficient, no assurances can be made that this will be so. If we require additional capital resources to continue to fund our operations, there can be no assurances that such capital will be available or available on terms satisfactory to the Company.

We may issue additional shares and significantly dilute our stockholders’ ownership percentage

Some events over which stockholders have no control could result in the issuance of additional shares of HyperFeed’s common stock, which would dilute our stockholders’ ownership percentage in us. For example, we may issue additional shares of HyperFeed’s common stock to raise additional capital or we may be obligated to issue additional shares of HyperFeed’s common stock upon the conversion of the 2006 Convertible Note.

In particular, the 2006 Convertible Note provides that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the 2006 Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of (i) 80% of the five-day moving average per share price of HyperFeed’s common stock on the date of conversion or (ii) 80% of $1.05 per share. The number of shares of HyperFeed’s common stock issuable upon conversion of the 2006 Convertible Note is not subject to a cap. The number of shares that may be issued in connection with the conversion of the 2006 Convertible Note could increase substantially if the market price of HyperFeed’s common stock decreases during the period the 2006 Convertible Note is outstanding. For example, the number of shares of HyperFeed’s common stock that we would be required to issue upon conversion of $10.0 million of amounts outstanding under the 2006 Convertible Note would be 11,904,762 based upon the last sale price for HyperFeed’s common stock of $1.05 per share, as reported in the consolidated quotation system on March 28, 2006. However, if the price for HyperFeed’s common stock fell to $0.85 per share, we would be obligated to issue 14,705,882 shares upon the conversion of $10.0 million of amounts outstanding under the 2006 Convertible Note.

Failure to execute our current business model will adversely affect our business and your investment in us.

We expect to face many challenges in building our business around our current business model. In particular, our ability to successfully execute our current business model will be dependent on our ability to maintain and develop advanced ticker plant technologies in a cost effective manner and aggressively license such technologies to the financial services industry. If we fail to successfully execute our current business model, our business and your investment in us will be adversely affected.

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

We have sustained significant losses in recent years and may not become profitable in the future. If we incur additional losses or fail to achieve profitability in the future, this will hinder our ability to operate our current business and may affect the trading price of HyperFeed’s common stock. Before the gain on the sales of our discontinued operations, net of taxes, we incurred a net loss of $2.7 million for the fiscal year ended December 31, 2003, a net loss of $5.3 million for the fiscal year ended December 31, 2004, and a net loss of $9.8 million for the fiscal year ended December 31, 2005. As of December 31, 2005, we had an accumulated deficit of approximately $54.8 million. These conditions raise doubt about our ability to operate profitably in the future, however management has plans to continue to fund our operations. See Note 1 of the Notes to Consolidated Financial Statements.

We may not be able to keep pace with continuing changes in information processing technology, evolving industry standards, and customer preferences.

The financial services industry is constantly changing and evolving. Recent trends in this industry have included consolidated market data feed vendor consolidation, the proliferation of program trading, and the advent of new products from market data sources. Together with the effect of current economic conditions, these factors are influencing financial institutions to get market data feeds directly from each market data source. While we introduced our HTPX model in response to these emerging trends, the financial services industry will likely continue to change and evolve. The success of our business will depend on our ability to successfully foresee, identify, and adapt to evolving trends in the industries in which we operate.

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

If we are not able to manage our growth effectively, we may not become profitable.

We anticipate that expansion of our business will continue to be required to address potential market opportunities. There can be no assurance that our infrastructure will be sufficiently scalable to manage our experienced growth and any future projected growth. If we are unable to sufficiently enhance and scale our infrastructure to handle this growth, our profitability may suffer. There also can be no assurance that if we continue to expand our operations, management will be effective in expanding our physical facilities or that our systems, procedures or controls will be adequate to support such expansion. Our inability to manage our growth may harm our business.

Our products may contain defects, which may result in liability and/or decreased sales.

Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Despite our best efforts to test our products, we might experience significant errors or failures in our products, or they might not work with other hardware or software as expected, which could delay the development or release of new products or new versions of our products and adversely affect market acceptance of our products. We might not discover software errors that affect our new or current products or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. These errors could result in:

•                  harm to our reputation;

•                  lost sales;

•                  delays in commercial release;

•                  product liability claims;

•                  delays in or loss of market acceptance of our products; and

•                  unexpected expenses and diversion of resources to remedy errors.

Because competition for highly qualified sales and software development personnel is intense, we may not be able to attract and retain the employees we need to support our planned growth.

To execute our growth plan, we have increased the size of our sales force and software development staff. To successfully meet our objectives, we must continue to attract and retain highly qualified sales and software development personnel with specialized skill sets focused on our industry. Competition for qualified sales and software development personnel can be intense, and we cannot assure you that we will be successful in retaining current employees or attracting and retaining new ones. The pool of qualified personnel with experience working with or selling in our market space is limited. Our ability to expand our sales team will depend on our ability to recruit, train and retain top quality people with advanced skills who understand sales in our market space. Because the sale of solutions such as ours is still relatively new, there is a shortage of sales personnel with the experience we need. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for our business. In addition, it takes time for our new sales personnel to become productive, particularly with respect to obtaining major customer accounts. In many cases, newly hired sales personnel are unable to develop their skills rapidly enough, which results in a relatively high turnover rate and a corresponding increased need to make continual new hires. If we are unable to hire or retain qualified sales and software development personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our solutions, and we may experience a shortfall in revenues and not achieve our planned growth.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and establish our brand.

Our success and ability to compete depend in part on our internally developed technology and software applications. We rely on patent, trademark, copyright and trade secret laws and restrictions in the United States and other jurisdictions, together with contractual restrictions on our employees, strategic partners and customers, to protect our proprietary rights. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. We may not be successful in obtaining patent protection for our products and we may be unable to obtain additional patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solution is available. As a result, we cannot assure you that our means of protecting our proprietary rights will be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our revenues and prospects for growth.

Our publicly-filed reports are subject to review from time to time by the SEC.

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements. SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify, amend or reformulate information contained in prior filings as a result of an SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of HyperFeed’s common stock.

A principal stockholder is in a position to control matters requiring stockholder vote.

PICO owns 80.1% of HyperFeed’s common stock. If PICO elects to convert all or any portion of amounts we borrow under the 2006 Convertible Note into HyperFeed’s common stock, PICO could own a significantly larger proportion of HyperFeed’s common stock. Accordingly, PICO is in a position to control the outcome of matters requiring a stockholder vote, including the election of directors. Such control could have the effect of discouraging, or making more difficult, an unsolicited acquisition of us by means of a tender offer, a proxy contest or otherwise.

We rely on software licensing agreements from third parties that could be terminated or allowed to expire.

We license software applications from unaffiliated third parties. The termination of these license agreements by unaffiliated third parties could have a material adverse effect on our business, financial condition, and results of operations. In particular, during the 24 month period following Reuters’ delivery of the TRS software to us, the European Union may modify our license agreement with Reuters if it determines that we are unsuccessful in implementing our HMDP business model or do not become an effective competitor in this market. These license agreements are for initial terms and provide for automatic renewals unless terminated by delivering written notice prior to the renewal date.

We believe that Reuters has failed to fulfill its obligations under the license agreement for the TRS and Active8 technologies.

We have licensed the source code for the TRS and Active8 technologies from Reuters and Telerate. We believe that Reuters has failed to provide us certain technology that Reuters is required to provide us under the license agreement, and we believe Reuters has taken certain other actions that conflict with Reuters’ obligations under the license agreement. As a result, we did not pay to Reuters the scheduled license fee payment due under the license agreement in January 2006. If we are unable to obtain the completion of Reuters’ obligations under the license agreement, or if the license agreement is terminated, our ability to develop and commercialize our HMDP product offering could be adversely affected, which could have a material adverse effect on our business, financial condition, and results of operations.

We compete with companies that have greater financial, technical, and monetary resources than we do, which could result in additional pricing pressures on us and reduce our profitability.

We believe the market for ticker plant technologies used to facilitate and manage direct market data feeds in an HTPX model is significant and has expanded due to key trends in the financial services industry. Direct competitors include small consulting firms that sell market data feed servers and in-house development teams, but these firms only compete with HyperFeed on the first level of service (source servers) involving FEPs. Examples of these types of firms are InfoDyne and Wombat Consulting. We do not believe that these firms currently offer ticker plant services such as time/sales, money flow and bid/ask, data management tools, ZLC technologies or SDKs and adaptors. We believe that a multitude of consultancy and software providers exist that can offer one-time solutions that compare with our offerings but, to our knowledge, these consultancy and software providers do not offer the highly configurable software and customized development offered by us.

We believe that there are large companies in the financial market data industry that can offer more comprehensive consolidated data feed products. Though these products do not match the speed of receiving data directly from market data sources, they may be more cost effective and offer greater breadth of data. In addition, these firms may develop and launch a product that competes directly with our ticker plant technologies. We believe our primary competitors in this area include Reuters, Thomson Corporation, IDC, and Bloomberg. These competitors have significantly greater financial, technical, and marketing resources and greater name recognition than we do. Our goal is to license our technology to these premiere data providers. Nonetheless, there can be no assurance that we will be able to achieve our goal or otherwise compete successfully with our existing competitors or with any new competitors.

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

A limited number of customers historically have accounted for a substantial portion of our revenue. In the fiscal year ending December 31, 2005, revenue from one customer represented approximately 18% of our consolidated revenue from continuing operations. In the fiscal year ending December 31, 2004, revenue from one customer represented approximately 60% and another approximately 11% of our consolidated revenue from continuing operations. We have experienced significant changes from year to year in the composition of our major customer base and believe this pattern will continue. The loss of or a significant reduction in purchases by current major customers that are not offset by corresponding increases from other current or future customers would have a material adverse effect on our business, financial condition, and results of operations.

We rely heavily on executive officers who do not have employment contracts.

Our success is highly dependent upon the efforts and abilities of our executive officers. The loss of services of one or more of our executive officers or other key personnel for any reason could have a material adverse effect upon our business, financial condition, and results of operations. Although our executive officers have entered into agreements with us that contain nondisclosure covenants, those agreements do not guarantee their continued employment with us. We continue to recruit financial, technical, and operational personnel. Competition for these people is intense and we may not be able to attract and retain qualified replacements or additional technical or operational personnel. We may not be successful in finding suitable replacements for any senior management personnel who may leave us.

Our anti-takeover provisions may not be in the best interests of our stockholders.

Our Certificate of Incorporation and By-laws, the Delaware General Corporation Law and the Securities Exchange Act of 1934, as amended, contain certain provisions that could have the effect of discouraging or making more difficult the acquisition of us by means of a tender offer, a proxy contest or otherwise, even though an acquisition might be economically beneficial to our stockholders.

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

Item 2. Properties.

Our executive offices and primary data center are located in approximately 15,000 square feet of leased space on the 3rd floor of 300 South Wacker Drive, Chicago, Illinois. The lease for the premises expires on December 31, 2009. Lease payments are subject to escalating base rent as well as adjustment for changes in real estate taxes and other operating expenses. See Note 7 of the Notes to Consolidated Financial Statements.

We lease approximately 11,000 square feet of office space at two sites in Aurora, Illinois through March 2006 and have extended the lease for approximately 6,000 square feet at one site in Aurora, Illinois through March 2007. We lease approximately 3,000 square feet of office space in New York, New York through July 2007. We lease approximately 1,300 square feet of office space in San Francisco, California through March 2008. We lease approximately 50 square feet of office space in London, England through June 2006.

We believe that these facilities are adequate for our needs.

Item 3. Legal Proceedings.

On June 2, 2003, we sold the individual retail investor unit and related assets of our subsidiary, PCQuote, to Money.net, Inc. On August 24, 2004, we filed a six-count complaint for breach of contract and amounts due in the Circuit Court of Cook County, Illinois against Money.net. The amounts sought in the complaint were $131,155 for a promissory note, including interest, $31,920 from a data feed license agreement, and $63,917 related to a transition services agreement. On November 2, 2005, a judgment was entered in HyperFeed’s favor and against Money.net for the sum of $226,992. On December 22, 2005, we entered into a settlement agreement with Money.net in which Money.net agreed to pay us $200,000, with an initial payment of $35,000 and twelve equal monthly installments of $13,750 commencing January 15, 2006. As of December 31, 2005, we had a promissory note and accounts receivable, net of allowances, of $151,122 due from Money.net.

On February 23, 2006, we filed a two-count complaint in the Tax Court of New Jersey contesting the determination by the New Jersey Division of Taxation that HyperFeed had nexus with New Jersey for the purposes of (i) the New Jersey Corporation Tax and (ii) the New Jersey Sales and Use Tax for the period beginning January 1, 1994 and forward. We intend to aggressively contest the determination. As of December 31, 2005, we had accrued $250,000 in potential tax liability and recorded the expense in discontinued operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for Common Equity

HyperFeed’s common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “HYPR.OB.”

The following tables show for 2005 and 2004 the high and low bid prices of HyperFeed’s common stock for the periods indicated, as reported by the consolidated transaction reporting system.

2005 Quarterly Information	High	Low
First	$3.00	$1.80
Second	2.01	1.60
Third	2.00	1.65
Fourth	2.25	1.16

2004 Quarterly Information	High	Low
First	$7.00	$5.50
Second	6.61	2.85
Third	5.75	2.00
Fourth	3.20	2.10

On August 13, 2003, we effected a one-for-ten (1:10) reverse split of HyperFeed’s common stock. All share and per share data give effect to the reverse stock split.

As of February 28, 2006, we had 436 stockholders of record of HyperFeed’s common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have 50,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized under our certificate of incorporation.

Dividend Policy

We have not paid dividends on HyperFeed’s common stock and do not currently plan to do so in the near future.

Securities Issuance Under Equity Compensation Plans

Information required in Item 5 related to securities issuances under equity compensation plans will be set forth in the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after the Company’s fiscal year end of December 31, 2005 (the “Proxy Statement”), which information is incorporated herein by reference.

Recent Sales of Unregistered Securities

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” and in Note 18 of the Notes to Consolidated Financial Statements, on March 30, 2006, we issued to PICO a Secured Convertible Promissory Note (the “2006 Convertible Note”) that will replace a $4.2 million Promissory Note issued to PICO on March 15, 2006. Under the terms of the 2006 Convertible Note, we may borrow up to $10.0 million at an interest rate of prime plus 2.75%. We are obligated to repay all outstanding principal and accrued interest under the 2006 Convertible Note two years from issuance. The 2006 Convertible Note, which is convertible by PICO at any time into shares of HyperFeed’s common stock, provides that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the 2006 Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of (i) 80% of the five-day moving average per share price of HyperFeed’s common stock on the date of conversion or (ii) 80% of $1.05 per share. The number of shares of HyperFeed’s common stock issuable upon conversion of the 2006 Convertible Note is not subject to a cap. In addition, in connection with issuing the 2006 Convertible Note, we issued to PICO a warrant to purchase 125,000 shares of HyperFeed’s common stock, at an exercise price of $1.05 per share. The warrant expires on March 30, 2009.

The 2006 Convertible Note, the warrant, and the shares of common stock to be issued in connection with the issuance of such note were offered and sold to PICO in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

There were no repurchases of securities made by us in a month within the fourth quarter of our fiscal year ended December 31, 2005.

Item 6. Selected Financial Data.

For the following years ended December 31:	2005	2004	2003	2002	2001
Statements of Operations Data:
Revenue (1)	$4,269,618	$5,967,088	$1,599,963	$911,141	$296,949
Loss from continuing operations	(9,473,795)	(4,998,181)	(4,055,370)	(5,072,727)	(5,445,638)
Net income (loss) available for common stockholders	(9,451,543)	(4,956,961)	1,600,818	(4,360,774)	(2,372,622)

Basic and diluted net loss per share from continuing operations	$(2.47)	$(1.63)	$(1.43)	$(2.09)	$(3.49)

Balance Sheet Data:
Total assets (2)	$4,615,518	$3,712,646	$9,714,258	$6,295,590	$10,374,755
Long-term obligations	$1,102,972	$297,164	$292,676	$36,089	$107,163
Stockholders’ equity (deficit)	$(555,142)	$765,164	$5,680,709	$2,594,817	$6,570,950

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

Introduction

In fiscal 2005, we completed our second full year of operations under our current business model; that is, a business model built on providing ticker plant technologies and related consulting services directly and through sales channels in the financial services industry, rather than principally using our ticker plant technology internally as part of a consolidated market data feed business to service customers. Additionally, in the first quarter of 2005, we announced our acquisition of the assets of Focus Technology Group LLC, including its Smart Order Routing Technology for Traders (“SORTT”), which features the ability to ensure Regulation NMS compliance as well as to break apart an electronic order and send it to multiple execution venues to gain price improvement.

In the second quarter of 2005, we entered into an exclusive license agreement to license globally in perpetuity the source code for Telerate’s TRS and Active8 technology from Reuters Limited and Moneyline Telerate. Under the terms of the license, we are entitled to use and further develop the TRS technology and the Active8 technology to offer our own market data platform and associated data display workstation worldwide. Based on the TRS technology, we launched the HMDP product. HMDP integrates market data from many sources into many types of display or application software - transactional, web distribution, risk management, or other mid- and back-office system. Based on the Active8 technology, we launched the OCC product to work with HMDP. OCC is a professional financial desktop application that is fully customizable for various classes of end users. HMDP and OCC expand our product line and we intend to market them globally. We have recorded the $1.1 million license fee as an asset under licensed and developed software costs with the corresponding liability recorded under accounts payable. The license fee is due in two installments with 25% payable January 15, 2006 and the remainder payable January 15, 2007. As a result of the issues referenced in Item 1 - Business, we did not pay the portion of the license fee due in January 2006.

In the third quarter of 2005, we entered into an exclusive, multi-year distributor agreement with MarketXS, a leading European provider of real-time market data technology and trading solutions, that gives MarketXS the right to license, distribute, and support HyperFeed’s HMDP and OCC products in Europe, the Middle East, and Africa. We plan to provide software upgrades, maintenance and second level support, while MarketXS is expected to provide European development, technical sales, and first level maintenance support. The term of the distributor agreement varies, with certain elements extending through January 2015. Additionally, in the third quarter of 2005, we expanded our HTPX technology by leveraging the Chicago Board Options Exchange’s TickerXpress offering to include Remote TickerXpress, which combines an ultra-low-latency data feed with HyperFeed’s ticker plant technology.

Total revenue for 2005 decreased 28.4% to $4.3 million compared with $6.0 million for 2004. However, total revenue for 2004 included $3.6 million from Telerate. Due to the termination of the agreements between Telerate and HyperFeed in November 2004, we did not recognize revenue from Telerate in 2005. During 2005, we entered into thirty agreements, directly and through channel partners, from which we expect to recognize $3.5 million in revenue principally over the next two to three years. In 2004, we entered into eighteen agreements from which we expect to recognize $1.3 million in revenue over two to three years. To date, we have recognized $0.7 million from the agreements entered into in 2005 and $6.1 million from the agreements entered into in 2004.

Although we expect to fully recognize all revenue from these agreements, there can be no assurances that we will be able to do so. Although there can be no assurances in this regard, we believe that the increase in our customer base, among other things, will assist us in achieving profitability. However, we may not have sufficient capital resources to fund continuing operations.

Under our current business model, we derive our revenues from software licensing, maintenance, and consulting fees. In general, we expect that our licensing fees will be structured as a one time fee with a recurring maintenance fee, a recurring monthly fee, based upon the nature, size, and scope of the licensee, or a monthly fee, based upon the number of end users that rely upon the products and services offered by the licensee. Consulting fees charged to customers are expected to vary based upon the nature, size, and scope of the projects undertaken.

Our direct costs of revenue are composed largely of amortization of licensed and developed software costs, royalty, and license fees and labor associated with consulting services.

The sale of PCQuote in June 2003 and the remainder of our institutional consolidated market data feed business in October 2003 resulted in the reclassification of the consolidated statements of operations data for all periods to reflect such events. Both PCQuote and our institutional consolidated market data feed business have been accounted for as discontinued operations. Certain costs formerly reported as a component of the institutional consolidated market data feed business included in the direct costs of revenue are now reported as operating expenses, consistent with our current business model.

Although we have completed two full years under our current business model, we expect to face many challenges in building our business. In particular, our ability to successfully execute our business model will be dependent on our ability to maintain and develop advanced ticker plant and data platform technologies in a cost effective manner and aggressively license such technologies to the financial services industry. In addition, please refer to Item 1A - Risk Factors for a summary of some of the other factors that will impact our ability to successfully execute our current business model.

In 2004, we issued to PICO, our majority stockholder, a Secured Convertible Promissory Note (the “2004 Convertible Note”), under which we could borrow up to $1.5 million from PICO. In the first quarter of 2005, we amended and restated the 2004 Convertible Note (the “First Restated Convertible Note”) with PICO, increasing the amount available for borrowing from $1.5 million up to $4.0 million. During the third quarter of 2005, we amended and restated the First Restated Convertible Note (the “Second Restated Convertible Note”) with PICO increasing the amount available for borrowing from $4.0 million up to $6.0 million. In October 2005, we borrowed the remaining amount available under the Second Restated Convertible Note, and on November 1, 2005, PICO elected to convert all of the outstanding principal and accrued interest under the Second Restated Convertible Note into shares of HyperFeed’s common stock. See Note 2 of the Notes to Consolidated Financial Statements.

On December 20, 2005, we issued a Promissory Note to PICO in the amount of $0.8 million at an interest rate of 7.0% per annum. In the first quarter of 2006, we issued additional promissory notes to PICO totaling $3.4 million at an interest rate of 7.0% per annum. The principal sum borrowed under the December 20, 2005 Promissory Note and the promissory notes issued in first quarter of 2006 totaled $4.2 million. In connection with the issuance of the promissory notes in the first quarter of 2006, the December 20, 2005 Promissory Note was cancelled. See Notes 2 and 18 of the Notes to Consolidated Financial Statements.

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

We have sustained significant losses in recent years. In particular, we have incurred a net loss of $9.5 million for 2005, compared to a net loss of $5.0 million for 2004. Included in the net loss of $9.5 million for 2005 is $1.8 million non-cash interest expense related to the intrinsic conversion value of the Second Restated Convertible Note issued by us to PICO described in Note 2 of the Notes to Consolidated Financial Statements. Additionally, our negative cash flows from operating activities increased to $4.8 million in 2005 from $3.3 million in 2004. The recurring losses and negative cash flows may raise substantial doubt about our ability to continue as a going concern.

Revenue

For the following years ended December 31	2005	2004	2003
Revenue
HyperFeed	$3,918,162	$5,512,172	$1,029,340
HYPRWare	351,456	454,916	570,623
Total revenue	$4,269,618	$5,967,088	$1,599,963

Total revenue decreased 28.4%, or $1.7 million, to $4.3 million from 2004 to 2005. Total revenue increased 273.0%, or $4.4 million, to $6.0 million from 2003 to 2004. Both HyperFeed and HYPRWare revenue decreased from 2004 to 2005. From 2003 to 2004, HyperFeed revenue posted a significant increase, while HYPRWare revenue decreased.

HyperFeed revenue decreased 28.9%, or $1.6 million, to $3.9 million from 2004 to 2005. Between 2003 and 2004, HyperFeed revenue increased 435.5% from $1.0 million to $5.5 million. As a result of the sale of Telerate to Reuters, in November 2004, Telerate elected to exercise its contractual right to terminate the license agreement between HyperFeed and Telerate executed in 2004. We did not record any revenue from Telerate during 2005 and we do not expect future revenue from Telerate. HyperFeed’s revenue from Telerate for 2004 was $3.6 million, or 60.3% of HyperFeed’s revenue. The decrease in HyperFeed’s revenue from 2004 to 2005 was largely due to the Telerate termination, which was offset by a $2.0 million increase in HyperFeed’s revenue from new and existing customers. The increase from 2003 to 2004 is due to an increase in the number of new customers as well as the completion and delivery of custom software for Telerate. Between 2003 and 2004, the increase attributable to Telerate is $2.8 million of which $0.7 million pertains to the custom software development for Telerate, $1.1 million pertains to the licensing of HTPX and related maintenance, and a termination fee of $1.0 million was recognized in 2004 in connection with Telerate’s early termination of the license agreement. The termination fee also contributed to the increase in revenue from 2003 to 2004.

HyperFeed revenue is derived from HTPX, HBOX, HMDP, and OCC software and ticker plant and data platform technologies and includes software license, maintenance, and consulting revenue, including revenue from multi-year contracts with Chicago Board Options Exchange, Philadelphia Stock Exchange, ComStock, Susquehanna International Group, LLP, and The Nasdaq Stock Market, Inc. All HyperFeed revenue associated with the institutional consolidated market data feed business sold to IDC has been included in discontinued operations.

HYPRWare revenue decreased 20.3%, or $0.1 million, to $0.4 million from 2004 to 2005. Between 2003 and 2004, HYPRWare revenue decreased 20.3% from $0.6 million to $0.5 million. HYPRWare derives revenue from royalties related to license fees for customers it referred to Townsend prior to December 31, 2002. The decline in HYPRWare service revenue is due to a decrease in royalties from Townsend as former HYPRWare customers serviced by Townsend decrease. All HYPRWare revenue associated with the institutional consolidated market data feed business sold to IDC and to Money.net has been included in discontinued operations. We currently expect that any future revenue recognized by HYPRWare will be derived exclusively from royalties from the licensing agreement with Townsend.

Total Expenses

Total expenses (including direct costs of revenue, operating expenses, interest, and expenses from discontinued operations) increased 24.8%, or $2.8 million, to $14.3 million for 2005 as compared with $11.4 million for 2004. Total expenses decreased 34.8% to $11.4 million for 2004 as compared with $17.5 million for 2003. The increase in total expenses from 2004 to 2005 was principally due to $1.7 million of interest expense related to the intrinsic conversion value of the Second Restated Convertible Note we issued to PICO and $0.4 million of other related interest expense described in Note 2 of the Notes to Consolidated Financial Statements, $0.4 million in communication and data costs, and $0.2 million in labor costs resulting from the end of the transition service agreement period related to the sale of HyperFeed’s institutional consolidated market data feed business to IDC in October 2003. The decrease in total expenses from 2003 to 2004 was principally due to reductions in labor costs of $1.2 million, communications costs of $2.8 million, and third-party fees of $1.9 million, in each case, principally related to and arising after the sale of our individual retail investor unit and related assets and of the institutional consolidated market data feed business. In addition, expenses decreased as a result of the streamlining of our continuing operations.

Direct Costs of Revenue

Total direct costs of revenue decreased 9.0% to $1.4 million for 2005 from $1.6 million for 2004. The principle component of the decrease between 2005 and 2004 was a reduction in software development labor costs resulting from changes in the employee mix related to a shift from development of customer specific software for Telerate to development of capitalized software products. Total direct costs of revenue increased 3.1% to $1.6 million for 2004 from $1.5 million for 2003. The principal component of the increase between 2004 and 2003 was software development labor costs resulting from changes in the employee mix related to a shift from development of capitalized software products to development of customer specific software. Amortization of software development costs decreased to $1.2 million for 2005 as a result of previously capitalized software development costs becoming fully amortized and remained unchanged at $1.3 million for 2004 and 2003. There are no direct costs of revenue related to HYPRWare revenue as such amounts consist solely of royalty income. Gross margin decreased from $4.4 million for 2004 to $2.8 million for 2005 and increased from $0.1 million for 2003 to $4.4 million for 2004. Direct costs of revenue, as a percentage of revenue, decreased to 33.8% for 2005, compared with 26.6% for 2004, and 96.1% for 2003.

Operating Expenses

For the following years ended December 31	2005	2004	2003
Operating expenses
Sales and marketing	$1,773,026	$1,827,304	$614,845
General and administrative	3,106,668	3,021,341	3,121,500
Research and development	1,779,386	1,441,472	1,827,975
Operations	2,745,599	2,236,969	186,706
Depreciation and amortization	756,881	870,330	997,729
Total operating expenses	$10,161,560	$9,397,416	$6,748,755

Total operating expenses increased by 8.1% to $10.2 million for 2005 from $9.4 million for 2004. Between 2005 and 2004, increases were experienced in general and administrative expenses, research and development costs, and operations costs, while decreases were experienced in sales and marketing and depreciation and amortization. Total operating expenses increased by 39.2% to $9.4 million for 2004 from $6.7 million for 2003. Between 2004 and 2003, increases were experienced in sales and marketing and operations costs, while decreases were experienced in general and administrative expenses, research and development costs, and depreciation and amortization. Under our current business model, we began to recognize sales costs in May 2003 and marketing and operations costs in November 2003, having reclassified costs prior to those periods to discontinued operations. As a percentage of revenue, total operating expenses increased to 238.0% for 2005 compared to 157.5% for 2004 and decreased compared to 421.8% for 2003. The increase in the proportion of total operating expenses to total revenue between 2005 and 2004 was due to the decrease in HyperFeed revenue and an overall increase in total operating expenses.

Sales and marketing costs remained relatively unchanged at $1.8 million for 2005 and 2004. Sales and marketing costs increased by 197.2% to $1.8 million for 2004 compared to $0.6 million for 2003. Beginning in May 2003, we recognized sales costs resulting from the licensing of HTPX and HBOX as operating expenses. Sales costs prior to May 2003 of $1.3 million for 2003 have been reclassified as discontinued operations as these costs fully supported our old business model. Sales and marketing costs as a percentage of revenue were 41.5% for 2005 compared to 30.6% for 2004 and 38.4% for 2003. The increase in the proportion of sales and marketing costs to total revenue between 2005 and 2004 was due to the decrease in HyperFeed revenue.

General and administrative expenses increased by 2.8% to $3.1 million for 2005 from $3.0 million for 2004. The increase between 2005 and 2004 was primarily due to recruiting fees of approximately $47,000. General and administrative expenses decreased by 3.2% to $3.0 million for 2004 from $3.1 million for 2003. The decrease between 2004 and 2003 was due in part to compensation related to bonuses recorded in 2003, offset by expenses of $0.4 million incurred in connection with the severance agreement entered into with our former Chief Executive Officer in the first quarter of 2004. General and administrative expenses as a percentage of revenue increased to 72.8% for 2005 compared to 50.6% for 2004 and decreased from 195.1% for 2003. The increase in the proportion of general and administrative expenses to total revenue between 2005 and 2004 was due to the decrease in HyperFeed revenue and an overall increase in general and administrative expenses.

Research and development costs increased by 23.4% to $1.8 million for 2005 compared with $1.4 million for 2004. The increase between 2005 and 2004 is primarily due to $0.1 million in additional labor costs and $0.2 million for outsourcing of labor, incurred in each case to enhance HyperFeed’s product line, and $0.1 million resulting from changes in the employee mix related to a shift from development of customer specific software to development of capitalized software products. Research and development costs decreased 21.1% to $1.4 million for 2004 compared with $1.8 million for 2003. The decrease between 2004 and 2003 resulted from the allocation of software development labor related to development of customer specific software to direct costs of revenue and to a reduction in travel and related expenses as resources changed responsibilities from research and development to operations during 2004. Research and development costs as a percentage of revenue increased to 41.7% for 2005 compared to 24.2% for 2004 and decreased from 114.3% for 2003. The increase in the proportion of research and development costs to total revenue between 2005 and 2004 was due to the decrease in HyperFeed revenue and an overall increase in research and development costs.

Operations costs increased by 22.7% to $2.7 million for 2005 compared to $2.2 million for 2004. The increase between 2005 and 2004 is principally due to $0.1 million for labor costs and $0.4 million from communication costs resulting from the end of the transition service agreement period related to the sale of HyperFeed’s institutional consolidated market data feed business. Operations costs increased by 1098.1% to $2.2 million for 2004 compared to $0.2 million for 2003. All operations costs prior to November 2003 have been reclassified as discontinued operations. Beginning in November 2003, we recognized operations costs pertaining to HTPX and HBOX as operating expenses. Operations costs consist of technical support, data maintenance, data access, and communications costs. Operations costs as a percentage of revenue increased to 64.3% for 2005 compared with 37.5% for 2004 and 11.7% for 2003. The increase in the proportion of operations costs to total revenue between 2005 and 2004 was due to the decrease in HyperFeed revenue and an overall increase in operations costs.

Depreciation and amortization decreased 13.0% to $0.8 million for 2005 compared to $0.9 million for 2004. Depreciation and amortization decreased 12.8% to $0.9 million for 2004 compared with $1.0 million for 2003. The decreases in the comparative periods are due to reductions in capital expenditure in recent years and fixed assets becoming fully depreciated. Depreciation and amortization as a percentage of revenue increased to 17.7% for 2005 compared to 14.6% for 2004 and decreased from 62.4% for 2003. The increase in the proportion of depreciation and amortization to total revenue between 2005 and 2004 was due to the decrease in HyperFeed revenue.

Interest Expense

Interest expenses increased to $2.2 million for 2005 compared to $4,151 for 2004. The increase is principally due to non-cash interest expense of $1.7 million related to the intrinsic conversion value of the Second Restated Convertible Note we issued to PICO described in Note 2 of the Notes to Consolidated Financial Statements. Additionally, we recorded accrued interest of $0.4 million of which $0.1 million related to the commitment fee on the 2004 Convertible Note, $0.2 million related to borrowings against the Second Restated Convertible Note, and $0.1 million related to fair value assigned to the warrants issued in connection with the Second Restated Convertible Note. We did not have any interest expense related to the Second Restated Convertible Note for 2004.

Discontinued Operations

In June 2003, we sold the individual retail investor unit and related assets of our subsidiary, PCQuote, and, in October 2003, we sold our institutional consolidated market data feed business. We recorded a net loss from discontinued operations of $0.3 million, net of a tax benefit of $0.2 million, for 2005 compared with a net loss of $0.3 million, net of a tax benefit of $0.2 million, for 2004, and net income of $1.3 million, including an income tax benefit of $29,000, for 2003. The 2005 net losses resulted from the incurrence of inbound communications costs associated with our obligation under a transition services agreement related to the sale of our consolidated market data feed business, which ended June 2005. We recorded $0.3 million, net of tax expense of $0.2 million, as a gain on disposition of discontinued operations during 2005 related to holdbacks from the sale of institutional consolidated market data feed business, compared to $0.3 million, net of tax expense of $0.2 million, recorded as a gain on disposition of discontinued operations during 2004 related to holdbacks from the sale of the institutional consolidated market data feed business. We recorded a gain on disposition of PCQuote of $0.2 million in the second of quarter 2003, net of income taxes of $0.2 million. We recorded a gain on disposition of the sale of our institutional consolidated market data feed business of $4.1 million in the fourth of quarter 2003, net of income taxes of $2.5 million.

Income Taxes

PICO owns 80.1% of HyperFeed’s common stock as of December 31, 2005 and will utilize a portion of our net operating loss in 2005 for income tax purposes. As noted in Note 1 of the Notes to Consolidated Financial Statements, we account for income taxes using the separate return method.

We recorded an income tax benefit for continuing operations of $15,000 for 2005, $12,000 for 2004, and $2.6 million for 2003. The income tax benefits were made available as a result of the tax expenses reflected in discontinued operations in the respective periods. We recorded an income tax benefit for income from discontinued operations of $0.2 million for 2005, $0.2 million for 2004, and $29,000 for 2003. We recorded income tax expense for the gain on disposition of discontinued operations of $0.2 million for 2005, $0.2 million for 2004, and $2.7 million for 2003. In 2003, we utilized federal income tax net operating loss carryforwards of approximately $0.5 million and alternative minimum tax net operating loss carryforwards of approximately $0.1 million.

Net Income (Loss)

We had a net loss of $9.5 million for 2005 compared to a net loss of $5.0 million for 2004 and net income of $1.6 million for 2003. Net loss from continuing operations before income taxes was $9.5 million for 2005 compared to $5.0 million for 2004 and $6.7 million for 2003. The net loss for 2005 includes a gain on disposition of discontinued operations related to holdbacks from the sale of the institutional consolidated market data feed business of $0.3 million, net of tax expense of $0.2 million, for 2005 compared with $0.3 million, net of tax expense of $0.2 million, for 2004 and $4.3 million, net of tax expense of $2.7 million, for 2003. Additionally, the net loss for 2005 includes $2.2 million of interest expense, consisting of non-cash interest expense of $1.7 million related to the intrinsic conversion value of the Second Restated Convertible Note we issued to PICO described in Note 2 of the Notes to Consolidated Financial Statements, $0.1 million related to the commitment fee on the 2004 Convertible Note, $0.2 million related to borrowings against the Second Restated Convertible Note, and $0.1 million related to fair value assigned to the warrants issued in connection with the Second Restated Convertible Note.

Liquidity and Capital Resources

For the following years ended December 31:	2005	2004	2003
Net cash used in operating activities	$(4,802,485)	$(3,323,689)	$(3,461,195)
Net cash provided by (used in) investing activities	(2,126,138)	(1,657,063)	5,547,448
Net cash provided by financing activities	7,037,092	506,416	1,485,074
Net increase (decrease) in cash and cash equivalents	$108,469	$(4,474,336)	$3,571,327

Our net cash and cash equivalents were $0.3 million at December 31, 2005, corresponding to an increase of $0.1 million from $0.2 million at December 31, 2004. This increase was primarily due to the borrowings from PICO under the Second Restated Convertible Note, which offset our operating loss. Our net cash and cash equivalents were $0.2 million at December 31, 2004, corresponding to a decrease of $4.5 million from $4.7 million at December 31, 2003. This decrease primarily resulted from our operating losses.

Operating activities used net cash of $4.8 million for 2005 compared to $3.3 million for 2004. The net loss for 2005 of $9.5 millions was offset in part by non-cash items, such as $2.0 million of depreciation and amortization of long-lived assets and $1.9 million of interest and other expense related to the Second Restated Convertible Note issued to PICO. The net loss for 2004 of $5.0 million was offset by non-cash items of $2.2 million, such as depreciation and amortization of long-lived assets. The net income for 2003 of $1.6 million was increased further by non-cash items of $2.4 million, such as depreciation and amortization of long-lived assets. The amount was then reduced by the gain on the sale of the institutional consolidated market data feed business and PCQuote as the cash from the sales of discontinued operations are reflected as an investing activity.

Investing activities resulted in net cash used of $2.1 million for 2005 compared to net cash used of $1.7 million for 2004 and net cash provided of $5.5 million in 2003. During 2005, we invested $0.2 million in equipment and $1.5 million in our licensed and developed software costs. In the first quarter of 2005, we acquired the assets of Focus Technology Group LLC for $0.4 million, as described in Note 15 of the Notes to Consolidated Financial Statements. During 2004 and 2003, we invested $0.4 million and $0.6 million in equipment, respectively, and $1.3 million and $1.2 million, respectively, in our developed technology. During the third quarter of 2004, we repurchased a customer contract that had been sold by HyperFeed to IDC as part of the sale of our institutional consolidated market data feed business in October 2003 for $0.1 million, and this purchase was financed partly by cash and partly from a $0.1 million reduction in the holdback from the sale. We received $0.2 million and $7.1 million of proceeds from the sale of discontinued operations in the second and fourth quarter of 2003, respectively.

Financing activities provided net cash of $7.0 million in 2005 compared to net cash provided of $0.5 million in 2004. The long-term commitment related to licensed software of $1.1 million resulted from the deferred payment of the license fee for Telerate’s TRS and Active8 technology, which is a noncash item for 2005.

We had a line of credit under which we could borrow up to $500,000 at prime. We were obligated to make monthly payments in respect of accrued interest. Outstanding principal, together with all accrued and unpaid interest, was due upon demand. The line of credit was secured by our assets, and contained customary representations, warranties, covenants, and events of default. As of December 31, 2005, we had borrowed the maximum amount available under the line of credit. On January 24, 2006, we paid off the line of credit with borrowings from a promissory note issued to PICO on January 23, 2006 and canceled the line of credit.

On November 2, 2004, we issued to PICO a Secured Convertible Promissory Note (the “2004 Convertible Note”). Under the terms of the 2004 Convertible Note, we could borrow up to $1.5 million from PICO, at an interest rate of 8.0%. In connection with issuing the 2004 Convertible Note and concurrent with the first draw, we issued to PICO, 25,000 shares of HyperFeed’s common stock with a fair value of $75,000 in the first quarter of 2005. On March 28, 2005, we amended and restated the 2004 Convertible Note (the “First Restated Convertible Note”). Under the terms of the First Restated Convertible Note, we could borrow up to $4.0 million at an interest rate of prime plus 2.75%.

On August 26, 2005, we amended and restated the First Restated Convertible Note (the “Second Restated Convertible Note”). Under the terms of the Second Restated Convertible Note, we could borrow up to $6.0 million at an interest rate of prime plus 2.75%. We were obligated to repay all outstanding principal and accrued interest under the Second Restated Convertible Note on March 28, 2006. The Second Restated Convertible Note, which was convertible by PICO into shares of HyperFeed’s common stock at any time provided that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the Second Restated Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of

$1.36 per share and 80% of the five-day moving average per share prices of HyperFeed’s common stock on the date of conversion. The number of shares of HyperFeed’s common stock issuable upon conversion of the Second Restated Convertible Note was not subject to cap. In addition, in connection with issuing the Second Restated Convertible Note, we issued to PICO a warrant to purchase 125,000 share of HyperFeed’s common stock at an exercise price of $1.70 per share. The warrant expires on August 26, 2008.

The Second Restated Convertible Note contained a beneficial conversion feature and we recorded $1.7 million of additional paid in capital and interest expense in 2005 related to this feature. The Second Restated Convertible Note was secured by our assets and was subordinated to the security interest granted under the line of credit and contained customary representations, warranties, covenant, and events of default.

On November 1, 2005, PICO elected to convert the $6.0 million borrowed under the terms of Second Restated Convertible Note and accrued interest of $0.2 million into 4,546,479 shares of HyperFeed’s common stock at a conversion rate of $1.36 per share. As a result of the conversion, PICO owns 80.1% of HyperFeed’s common stock.

On March 30, 2006, we issued to PICO a Secured Convertible Promissory Note (the “2006 Convertible Note”). Under the terms of the 2006 Convertible Note, we may borrow up to $10.0 million at an interest rate of prime plus 2.75%. We are obligated to repay all outstanding principal and accrued interest under the 2006 Convertible Note two years from issuance. The 2006 Convertible Note, which is convertible by PICO at any time into HyperFeed’s common stock, provides that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the 2006 Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of (i) 80% of the five-day moving average per share price of HyperFeed’s common stock on the date of conversion or (ii) 80% of $1.05 per share. The number of shares of HyperFeed’s common stock issuable upon conversion of the 2006 Convertible Note is not subject to a cap. In addition, in connection with issuing the 2006 Convertible Note, we issued to PICO a warrant to purchase 125,000 shares of HyperFeed’s common stock, at an exercise price of $1.05 per share. The warrant expires on March 30, 2009.

Total revenue for 2005 decreased 28.4% to $4.3 million compared with $6.0 million for 2004. However, total revenue for 2004 included $3.6 million from Telerate. Due to the termination of the agreements between Telerate and HyperFeed in November 2004, we did not recognize revenue from Telerate in 2005. During 2005, we entered into thirty agreements, directly and through channel partners, from which we expect to recognize $3.5 million in revenue principally over the next two to three years. In 2004, we entered into eighteen agreements from which we expect to recognize $1.3 million in revenue over two to three years. To date, we have recognized $0.7 million from the agreements entered into in 2005 and $6.1 million from the agreements entered into in 2004. Although we expect to fully recognize all revenue from these agreements, there can be no assurances that we will be able to do so. Although there can be no assurances in this regard, we believe that the increase in our customer base, among other things, will assist us in achieving profitability. However, we may not have sufficient capital resources to fund continuing operations.

We have sustained significant losses in recent years. In particular, we incurred a net loss of $9.5 million for 2005, compared to a net loss of $5.0 million for 2004. Included in the net loss of $9.5 million for 2005 is $1.7 million non-cash interest expense related to the Second Restated Convertible Note we issued to PICO described in Note 2 of the Notes to Consolidated Financial Statements. Additionally, our negative cash flows from operating activities increased to $4.8 million in 2005 from $3.3 million in 2004. Our recurring losses and negative cash flows may raise substantial doubt about our ability to continue as a going concern. We currently believe, although there can be no assurances in this regard, that our existing and anticipated capital resources, including cash and cash equivalents, accounts receivable, assets related to discontinued operations, cash expected to be received from holdbacks associated with the sale of our institutional consolidated market data feed business, and potential capital from financing sources, including PICO, will be sufficient to fund our operations over the next twelve months. If we require additional capital resources, there can be no assurances that such capital will be available or that such capital will be available on terms satisfactory to us; if we do not obtain such capital, then may not have sufficient capital resources to fund continuing operations.

We have considered and are willing to consider further various alternatives to enhancing stockholder value, including mergers and acquisitions and other strategic transactions. In addition, we have explored and are willing to explore further strategic relationships and joint ventures with other technology and financial services firms.

Contractual Obligations and Off-Balance Sheet Arrangements

To facilitate an understanding of our contractual obligations and off-balance sheet arrangements, the following data is provided:

Contractual Obligations

		Payments Due by Period
		Within			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Short-term debt (1)	$1,310,000	$1,310,000	$—	$—	$—
Operating leases	1,443,306	503,458	672,296	267,552	—
Total contractual obligations	$2,753,306	$1,813,458	$672,296	$267,552	$—

(1) Short-term debt does not include future interest payments.

We have no material unconditional purchase obligations as defined by Statement of Financial Accounting Standards (“SFAS”) No. 47, “Disclosure of Long-Term Purchase Obligations”.

Off Balance Sheet Arrangements

We have an existing letter of credit in the amount of $75,000. We are not a party to any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

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

Revenue Recognition

We principally derive revenue from licensing technology and providing management and maintenance services of HTPX, HBOX, HMDP, and OCC software, ticker plant and data platform technologies, and managed services. Additionally, we derive revenue from the development of customized software.

Revenue is recognized from the licensing of HTPX, HBOX, HMDP, and OCC (1) as payments from customers become due when the fee is not fixed or determinable at the outset of the arrangement or (2) ratably over the term of the agreement when post contract customer support (“PCS”) has a duration of one year or less. PCS is recognized ratably over the term. Revenue for the development of customized software, consulting, and implementation services is recognized based on time and materials from the application of contract accounting for the development of customized software, or based on an hourly rate when it is not a fixed fee arrangement. For licensing of our software through our sales channels, revenue is recognized as payments from the reseller become due and generally commences after the software is installed at the reseller’s customer site.

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement, (2) delivery, (3) fixed or determinable fee, and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements. When applicable, revenue allocated to HyperFeed’s software products (including specified upgrades/enhancements) is recognized upon delivery of the products. If the fee is considered fixed and determinable, it should be recognized as revenue when the sale is effected. If the fee is not considered fixed and determinable, it should be recognized as revenue as payments from customers become due. Revenue allocated to post contract customer support is recognized ratably over the term of the support and revenue allocated to service elements (such as training) is recognized as the services are performed.

In accordance with SOP 97-2, revenue from contracts that do not require significant production, modification, or customization of software is recognized when the above criteria are met. Revenue from contracts that require significant production, modification, or customization of software is accounted for in conformity with the provisions of Accounting Research Bulletin No. 45, “Long-Term

Construction Contracts,” using the relevant guidance therein, and AICPA SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” SOP 81-1 provides for revenue recognition under the “percentage-of-completion” or “completed contract” method depending on the facts and circumstances of contracts entered into and management’s ability to reasonably estimate its progress toward completion. Contract losses, if any, are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. For those contracts for which we cannot reasonably estimate progress toward completion, we employ the completed contract method of accounting. Revenue from arrangements accounted for under contract accounting are allocated among licensed technologies, managed services, and consulting fees based on the contractual terms of the arrangements.

The use of contract accounting inherently includes the use of estimates of progress toward completion. Such estimates are subject to periodic revisions and, as a result, the financial statements could be materially impacted.

We apply the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.

On October 31, 2003, we sold our institutional consolidated market data feed business. Revenue recognized prior to October 31, 2003, related to the assets sold and included in discontinued operations was principally derived from service contracts for the provision of market data only and service contracts for the provision of market data together with analytical software. HyperFeed primarily serviced the business-to-business marketplace. Revenue from service contracts was recognized ratably over the contract term as the contracted services were rendered.

On June 2, 2003, we sold certain assets of HYPRWare, consisting of our retail investor unit and its related Web site. Revenue recognized prior to June 2, 2003 related to the HYPRWare assets sold was primarily derived from analytics service, powered by the HyperFeed data feed, for Internet users in the consumer marketplace and from the sale of advertising on its Web site. Revenue from the sale of advertising was recognized as the advertising was displayed on the Web site.

HYPRWare derives revenue from royalties related to license fees for customers it referred to Townsend prior to December 31, 2002. Revenue is recorded as royalties are reported from Townsend.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for services or debtors to satisfy note receivable obligations. We analyze accounts receivable, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts and notes receivable. If the financial condition of our customers or debtors deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation of Intangible Assets and Software Development Costs

We assess the impairment of intangible assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. We assess the recoverability of our software development costs against estimated future revenue over the estimated remaining economic life of the software.

Capitalization of Licensed and Developed Software Costs

Licensed and developed software costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility of computer software products to be licensed or otherwise marketed, are expensed as research and development costs as incurred. Once technological feasibility has been determined, costs incurred in the construction phase of software development including coding, testing, and product quality assurance are capitalized. In accordance with SFAS No. 86, we have capitalized licensed software for which we believe technological feasibility has been established.

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

Our policy is to amortize capitalized software costs by the straight-line method over three to five years, the remaining estimated economic life of the product including the period being reported. We assess the recoverability of our software development costs against estimated future undiscounted cash flows. Given the highly competitive environment and technological changes, it is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both may be reduced significantly.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R eliminates the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. We adopted the new requirements using the modified prospective method in the first quarter of 2006.

We expect the adoption of SFAS No.123R to result in stock compensation expense and therefore a reduction of net income in 2006 of approximately $0.3 million to$0.4 million. Our actual stock compensation expense amount could differ materially from this estimate depending on the timing and magnitude of new awards, the number and mix of new awards, changes in the market price or the volatility of our common stock, as well as unanticipated changes in our workforce.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our results of operations or financial condition.

Other

We do not believe general inflation materially impacts our sales and operating results. We do not expect that current tax legislation will significantly affect our future financial position, liquidity or operating results.

As of December 31, 2005, we had federal income tax net operating loss carryforwards of approximately $40.7 million for federal income tax purposes and approximately $39.8 million for the alternative minimum tax. Approximately $1.1 million of these net operating losses relates to exercise of incentive employee stock options and will be credited directly to stockholders’ equity when realized. We also had research and development credits of $0.1 million that will all expire by 2011 if not previously utilized. Our net operating loss carryforwards are limited to $16.7 million for 2005 and an additional $1.2 million for each subsequent year thereafter. The net operating loss carryforwards expire through 2025. PICO owns 80.1% of HyperFeed’s common stock as of December 31, 2005. PICO utilized federal income tax net operating losses and alternative minimum tax net operating losses from 2005 of approximately $1.7 million. We have not recorded any tax benefits related to these net operating loss carryforwards. (See Note 5 of the Notes to Consolidated Financial Statements.)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2005, we had excess cash invested in a money market account. We do not expect any material loss, if at all, on this investment. We had a line of credit for $500,000 at prime, secured by our assets, and as of December 31, 2005 we had borrowed the maximum available amount. Under the line of credit, we were subject to variable interest rates that could fluctuate with market conditions. On January 24, 2006, we paid off the line of credit with borrowings from a promissory note issued to PICO on January 23, 2006 and cancelled the line of credit.

In connection with issuing the Second Restated Convertible Note, we issued to PICO a warrant to purchase 125,000 shares of HyperFeed’s common stock, at an exercise price of $1.70 per share. The warrant expires on August 26, 2008. All else remaining constant, for every $0.10 per share increase over $1.70 per share price of HyperFeed’s common stock, we would incur interest expense of approximately $10,000 in connection with the fair value of the warrants. All else remaining constant, for every 1.0% increase in the discount rate, we would incur interest expense of approximately $1,000 in connection with the fair value of the warrants.

In connection with issuing the 2006 Convertible Note, we issued to PICO a warrant to purchase 125,000 shares of HyperFeed’s common stock, at an exercise price of $1.05 per share. The warrant expires on March 30, 2009. All else remaining constant, for every $0.10 per share increase over $1.05 per share price of HyperFeed’s common stock, we would incur interest expense of approximately $7,700 in connection with the fair value of the warrants. All else remaining constant, for every 1.0% increase in the discount rate, we would incur interest expense of approximately $800 in connection with the fair value of the warrants.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

HyperFeed Technologies, Inc.

We have audited the accompanying consolidated balance sheets of HyperFeed Technologies, Inc. and subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the two years ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statement of the Company for the year ended December 31, 2003 was audited by other auditors, whose report, dated March 4, 2004, expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 30, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

HyperFeed Technologies, Inc.:

We have audited the consolidated statements of operations, stockholders’ equity, and cash flows of HyperFeed Technologies, Inc. and subsidiary (the “Company”) for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of HyperFeed Technologies, Inc. and subsidiary for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
March 4, 2004

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$302,171	$193,702
Accounts receivable, less allowance for doubtful accounts of: 2005: $101,309; 2004: $34,031	191,656	576,092
Notes receivable, less allowance of: 2005: $10,830; 2004: $60,830	90,493	93,798
Prepaid expenses and other current assets	64,351	125,890
Assets related to discontinued operations	57,094	72,270
Total current assets	705,765	1,061,752

Property and equipment
Computer equipment	1,511,660	1,627,021
Communication equipment	737,993	1,031,370
Furniture and fixtures	74,853	106,559
Leasehold improvements	9,260	531,809
	2,333,766	3,296,759
Less: accumulated depreciation and amortization	(1,798,168)	(2,457,645)
Property and equipment, net	535,598	839,114

Other intangible assets, net of accumulated amortization of: 2005: $432,917; 2004: $229,167	224,583	78,333
Software development costs, net of accumulated amortization of: 2005: $2,709,165; 2004: $3,016,799	3,102,182	1,686,975
Deposits and other assets	47,390	46,472
Total assets	$4,615,518	$3,712,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible note payable to affiliate	$810,000	$—
Line of credit	500,000	465,000
Accounts payable	1,423,756	634,299
Accrued expenses	272,342	170,547
Accrued professional fees	189,975	158,225
Accrued compensation	80,279	77,763
Income taxes payable	12,014	27,270
Unearned revenue	245,774	268,042
Liabilities related to discontinued operations	533,548	849,172
Total current liabilities	4,067,688	2,650,318

Noncurrent liabilities
Accounts payable, less current portion	815,625	—
Accrued expenses, less current portion	287,347	297,164
Total current liabilities	1,102,972	297,164
Total liabilities	5,170,660	2,947,482

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value; authorized 5,000,000 shares; issued and outstanding:
Series A and B 5% convertible: 0 shares at December 31, 2005 and 2004	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding:
7,641,889 shares at December 31, 2005 and 3,064,493 shares at December 31, 2004	7,642	3,065
Additional paid-in capital	54,238,176	46,111,516
Accumulated deficit	(54,800,960)	(45,349,417)
Total stockholders’ equity (deficit)	(555,142)	765,164
Total liabilities and stockholders’ equity (deficit)	$4,615,518	$3,712,646

See accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the following years ended December 31	2005	2004	2003
Revenue
HyperFeed	$3,918,162	$5,512,172	$1,029,340
HYPRWare	351,456	454,916	570,623
Total revenue	4,269,618	5,967,088	1,599,963

Direct costs of revenue	1,443,084	1,585,129	1,537,323

Gross margin	2,826,534	4,381,959	62,640

Operating expenses
Sales and marketing	1,773,026	1,827,304	614,845
General and administrative	3,106,668	3,021,341	3,121,500
Research and development	1,779,386	1,441,472	1,827,975
Operations	2,745,599	2,236,969	186,706
Depreciation and amortization	756,881	870,330	997,729
Total operating expenses	10,161,560	9,397,416	6,748,755

Loss from operations	(7,335,026)	(5,015,457)	(6,686,115)

Other income (expense)
Interest income	1,297	9,427	20,381
Interest expense	(2,155,066)	(4,151)	(1,636)
Net other income	(2,153,769)	5,276	18,745

Loss from continuing operations before income taxes	(9,488,795)	(5,010,181)	(6,667,370)
Income tax benefit	(15,000)	(12,000)	(2,612,000)

Loss from continuing operations	(9,473,795)	(4,998,181)	(4,055,370)

Discontinued operations
Income (loss) from discontinued operations, net of tax benefits of 2005: $194,000; 2004: $180,000; 2003: $29,000	(313,748)	(266,780)	1,329,343
Gain on disposition of discontinued operations, net of taxes of 2005: $209,000, 2004: $192,000; 2003: $2,681,000	336,000	308,000	4,326,845
Income from discontinued operations	22,252	41,220	5,656,188

Net income (loss) available for common stockholders	$(9,451,543)	$(4,956,961)	$1,600,818

Basic and diluted net income (loss) per share available for common stockholders:
Continuing operations	$(2.47)	$(1.63)	$(1.43)
Discontinued operations	0.01	0.01	1.99
Basic net income (loss) per share available for common stockholders	$(2.46)	$(1.62)	$0.56

Basic and diluted weighted-average common shares outstanding	3,835,902	3,059,176	2,844,751

See accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A and B 5% Convertible Preferred Stock Shares	Series A and B 5% Convertible Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at January 1, 2003	—	$—	2,503,067	$2,503	$44,585,588	$(41,993,274)	$2,594,817
Net income	—	—	—	—	—	1,600,818	1,600,818
Issuance of common stock	—	—	548,922	549	00	—	1,485,074
Exercise of warrants for common stock	—	—	—	—	1,484,525	—	—
Balance at December 31, 2003	—	—	3,051,989	3,052	46,070,113	(40,392,456)	5,680,709
Net loss	—	—	—	—	—	(4,956,961)	(4,956,961)
Issuance of common stock	—	—	12,504	13	41,403	—	41,416
Balance at December 31, 2004	—	—	3,064,493	3,065	46,111,516	(45,349,417)	765,164
Net loss	—	—	—	—	—	(9,451,543)	(9,451,543)
Issuance of common stock	—	—	4,577,396	4,577	8,126,660	—	8,131,237
Balance at December 31, 2005	—	$—	7,641,889	$7,642	$54,238,176	$(54,800,960)	$(555,142)

See accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the following years ended December 31	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(9,451,543)	$(4,956,961)	$1,600,818
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	756,881	870,330	1,027,215
Amortization of software development costs	1,202,121	1,300,607	1,330,879
Provision for doubtful accounts and notes receivable	77,561	44,861	150,000
Gain on disposition of discontinued operations	—	—	(7,007,845)
Loss on disposal of equipment	—	16,179	—
Interest and other expense related to convertible note payable to affiliate	1,939,145	—	—
Changes in assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	306,875	186,925	(723,758)
Prepaid expenses and other current assets	61,539	47,926	(87,923)
Deposits and other assets	(918)	(11,267)	19,524
Accounts payable	517,582	28,655	419,731
Accrued expenses	53,876	(257,066)	352,671
Deferred rent	72,368	7,739	256,587
Unearned revenue	(22,268)	253,042	15,000
Income taxes payable	(15,256)	(12,730)	40,000
Net cash used in continuing operations	(4,502,037)	(2,481,760)	(2,607,101)
Net cash used in discontinued operations	(300,448)	(831,099)	(854,094)
Net cash used in operating activities	(4,802,485)	(3,312,859)	(3,461,195)

Cash flows from investing activities:
Purchase of property and equipment	(249,615)	(364,067)	(643,769)
Software development costs capitalized	(1,529,828)	(1,254,861)	(1,157,460)
Proceeds from sale of discontinued operations	—	—	7,300,000
Proceeds from disposal of equipment	—	32,698	—
Purchase of intangible asset	(350,000)	(127,500)	—
Repayment of note receivable	3,305	45,837	48,677
Net cash provided by (used in) investing activities	(2,126,138)	(1,667,893)	5,547,448

Cash flows from financing activities:
Proceeds from issuance of common stock	6,192,092	41,416	1,485,074
Proceeds from note payable to affiliate	810,000	—	—
Net borrowings under line of credit	35,000	465,000	—
Net cash provided by financing activities	7,037,092	506,416	1,485,074

Net increase (decrease) in cash and cash equivalents	108,469	(4,474,336)	3,571,327
Cash and cash equivalents at beginning of year	193,702	4,668,038	1,096,711
Cash and cash equivalents at end of year	$302,171	$193,702	$4,668,038

Supplemental disclosures of cash flow information:
Interest paid	$30,845	$4,151	$1,636
Income taxes paid (refunded)	$12,947	$(31,214)	$7,665

Supplemental disclosures of noncash operating activities:
Beneficial conversion feature and commitment fee related to convertible note payable to affiliate (Note 2)	$1,939,145	$—	$—

Supplemental disclosures of noncash investing and financing activities:
Note received as consideration for disposition of discontinued operations	$—	$—	$150,000
Acquisition of licensed software utilizing long-term commitment (Note 14)	$1,087,500	$—	$—

See accompanying Notes to Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

HyperFeed Technologies, Inc. (“HyperFeed” or the “Company”) is a provider of enterprise-wide ticker plant, data platform, and transaction technology software and services to exchanges, financial institutions, content providers, channel partners, and value-added resellers. HyperFeed’s advanced software technology serves as a corporate-wide ticker plant, providing firms in the financial services industry with the flexibility and agility to control their own data sources and data content in a cost-effective manner.

The Company has over twenty years experience designing, building, and running ticker plants for the North American financial marketplace. The Company’s software technology, including HyperFeed’s Next Generation Ticker Plant (“HTPX”) product, is currently being used by over forty customers, including exchanges, large financial institutions, and customers of the Company’s High Performance Center product. Additionally, the Company has deployed more than 1,500 of HyperFeed’s high performance single server HBOX products at customer sites. The Company also offers its HyperFeed Market Data Platform (“HMDP”) product, which is based on Telerate’s Trading Room System (“TRS”) technology, and its Open Collaborative Container (“OCC”) product for use with HMDP, which is based on Telerate’s Active8 technology. HyperFeed’s technology supports many firms demanding transaction and order routing systems.

HyperFeed principally derives revenue from licensing technology and providing management and maintenance services of HTPX, HBOX HMDP, and OCC software, ticker plant and data platform technologies, and managed services. Additionally, HyperFeed derives revenue from the development of customized software.

HYPRWare, Inc. (“HYPRWare”) is a majority-owned subsidiary of HyperFeed that receives royalties for former customers currently serviced by a channel partner.

PICO Holdings, Inc. (“PICO”) owns 80.1% of HyperFeed’s common stock as of December 31, 2005.

Current Operations

The Company has sustained significant losses in recent years. In particular, the Company incurred a net loss of $9.5 million for 2005, compared to a net loss of $5.0 million for 2004. Included in the net loss of $9.5 million for 2005 is $1.7 million non-cash interest expense related to the intrinsic conversion value of the Second Restated Convertible Note issued by the Company to PICO Holdings Inc. (“PICO”) described in Note 2 of the Notes to Consolidated Financial Statements. Additionally, the Company’s negative cash flows from operating activities increased to $4.8 million in 2005 from $3.3 million in 2004. The recurring losses and negative cash flows may raise substantial doubt about the Company’s ability to continue as a going concern. Total revenue for 2005 decreased 28.4% to $4.3 million compared with $6.0 million for 2004. Total revenue for 2004 included $3.6 million from Telerate. Due to the termination of the agreements between Telerate and HyperFeed in November 2004, the Company did not recognize revenue from Telerate in 2005.

The Company currently believes, although there can be no assurances in this regard, that its existing and anticipated capital resources, including cash and cash equivalents, accounts receivable, assets related to discontinued operations, cash expected to be received from holdbacks associated with the sale of its institutional consolidated market data feed business, and potential capital from financing sources, including PICO, will be sufficient to fund its operations over the next twelve months. If the Company requires additional capital resources, there can be no assurances that such capital will be available or that such capital will be available on terms satisfactory to the Company; if the Company does not obtain such capital, then the Company may not have sufficient capital resources to fund continuing operations.

Following the sale of its institutional consolidated market data feed business in late 2003, HyperFeed has completed two years of operations under its current business model; that is, a business model built on providing ticker plant technologies and related consulting services directly and through sales channels in the financial services industry, rather than principally using its ticker plant technology internally as part of a consolidated market data feed business to service customers. In addition, the Company announced in the first quarter of 2005 its acquisition of the assets of Focus Technology Group LLC (“Focus”), including its Smart Order Routing Technology for Traders (“SORTT”). SORTT features the ability to ensure Regulation NMS compliance as well as to break apart an electronic order and send it to multiple execution venues to gain price improvement.

In the second quarter of 2005, the Company entered into an exclusive license agreement to license globally in perpetuity the source code for Telerate’s TRS and Active8 technology from Reuters Limited and Moneyline Telerate. Under the terms of the license, the Company is entitled to use and further develop the TRS technology and the Active8 technology to offer its own market data platform and associated data display workstation worldwide. Based on the TRS technology, HyperFeed launched its HMDP product. HMDP integrates market data from many sources into many types of display or application software - transactional, web distribution, risk management, or other mid- and back-office system. Based on the Active8 technology, HyperFeed launched its OCC product to work with HMDP. OCC is a professional financial desktop application that is fully customizable for various classes of end users. HMDP and OCC expand the Company’s product line and the Company intends to market them globally.

In the third quarter of 2005, the Company entered into an exclusive, multi-year distributor agreement with MarketXS, a leading European provider of real-time market data technology and trading solutions, that gives MarketXS the right to license, distribute, and support HyperFeed’s HMDP and OCC products in Europe, the Middle East, and Africa. HyperFeed plans to provide software upgrades, maintenance and second level support, while MarketXS is expected to provide European development, technical sales, and first level maintenance support. The term of the distributor agreement varies, with certain elements extending through January 2015. Additionally, in the third quarter of 2005, the Company expanded its HTPX technology by leveraging the Chicago Board Options Exchange’s TickerXpress offering to include Remote TickerXpress, which combines an ultra-low-latency data feed with HyperFeed’s ticker plant technology.

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

Cash and Cash Equivalents

The Company considers short-term and highly liquid investments, with original maturities of 90 days or less from purchase, to be cash equivalents. As of December 31, 2005, the Company has a money market account at a financial institution, which management believes has a strong credit rating, with a balance of $60,942.

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

Software Development Costs

HyperFeed’s investment in software development consists primarily of enhancements to its HTPX, HBOX HMDP, and OCC products. Capitalization of software development costs begins upon the establishment of technological feasibility, which is generally when all planning, design, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications is complete.

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

The Company’s policy is to amortize capitalized software costs by the straight-line method over three to five years, the remaining estimated economic life of the product including the period being reported. The Company assesses the recoverability of its software development costs against estimated future undiscounted cash flows. Given the highly competitive environment and technological changes, it is reasonably possible that those estimates of anticipated future gross revenue, the remaining estimated economic life of the product, or both may be reduced significantly.

Long-Lived Asset Recoverability

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the carrying value of long-lived assets, primarily property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if projected undiscounted cash flows are less than the carrying value of the assets. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The SFAS No. 144 impairment test is a two-step process. If the carrying value of the asset exceeds the expected future cash flows from the asset, impairment is indicated. The impairment loss recognized is the excess of the carrying value of the asset over its fair value. The Company had no impairment of long-lived assets during 2004 or 2005.

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

Stock Based Compensation

At December 31, 2005, the Company had two stock-based employee compensation plans, which are described more fully in Note 4. The plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation is reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” to stock-based employee compensation for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Net income (loss) available for common stockholders	$(9,451,543)	$(4,956,961)	$1,600,818
Compensation expense related to stock options granted and employee stock purchase plan issuances, net of taxes	(216,015)	(66,076)	(88,191)
Pro forma net income (loss) available for common stockholders	$(9,667,558)	$(5,023,037)	$1,512,627

Basic net income (loss) per share:
As reported	$(2.46)	$(1.62)	$0.56
Pro forma	$(2.52)	$(1.64)	$0.53
Diluted net income (loss) per share:
As reported	$(2.46)	$(1.62)	$0.56
Pro forma	$(2.52)	$(1.64)	$0.53

See “Recent Accounting Pronouncements” regarding the impact of the adoption of SFAS No. 123R.

Revenue Recognition

The Company principally derives revenue from licensing technology and providing management and maintenance services of HTPX, HBOX HMDP, and OCC software, ticker plant technologies, and managed services. Additionally, the Company derives revenue from the development of customized software.

Revenue is recognized from the licensing of HTPX, HBOX HMDP, and OCC (1) as payments from customers become due when the fee is not fixed or determinable at the outset of the arrangement or (2) ratably over the term of the agreement when post contract customer support (“PCS”) has a duration of one year or less. PCS is recognized ratably over the term. Revenue for the development of customized software, consulting, and implementation services is recognized based on time and materials from the application of contract accounting for the development of customized software, or based on an hourly rate when it is not a fixed fee arrangement. For licensing of the Company’s software through its sales channels, revenue is recognized as payments from the reseller become due and generally commences after the software is installed at the reseller’s customer site.

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

Income Taxes

Deferred taxes are accounted for under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. PICO owns 80.1% of HyperFeed’s common stock. The Company will be consolidated in PICO’s income tax return and PICO will utilize a portion of the Company’s net operating loss for 2005 for income tax purposes.

The Company accounts for income taxes on the separate return method. Under this method, current and deferred tax expense or benefit for the period is determined as if the Company were filing as a separate entity. Valuation allowances for deferred tax assets are based on available evidence related to the Company on a standalone basis and does not consider any evidence related to PICO’s ability to utilize deferred tax assets.

Computation of Net Income (Loss) Per Share

Basic earnings per share (“EPS”) is based on the weighted-average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share includes the dilutive effect of unexercised common stock equivalents. The Company had equity securities that, if exercised, would have had a dilutive effect on EPS had the Company generated income in all quarterly periods during 2005, 2004, and 2003. The dilutive effect of such securities would have been an additional 1,470, 41,424, and 15,827 weighted-average shares outstanding during the years ended December 31, 2005, 2004, and 2003, respectively. For the year ended December 31, 2005, weighted-average equity securities totaling 396,033 were excluded from the calculations as their effect was anti-dilutive due to such securities having exercise prices in excess of the weighted-average market value of HyperFeed’s common stock during the year.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which is effective as of the first interim reporting period that begins after January 1, 2006. SFAS No. 123R eliminates the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted the new requirements using the modified prospective method in the first quarter of 2006.

The Company expects the adoption of SFAS No. 123R to result in stock compensation expense and therefore a reduction of net income in 2006 of approximately $0.3 million to $0.4 million.  The Company’s actual stock compensation expense amount could differ materially from this estimate depending on the timing and magnitude of new awards, the number and mix of new awards, changes in the market price or the volatility of HyperFeed’s common stock, as well as unanticipated changes in its workforce.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its results of operations or financial condition.

Note 2. Transactions With Affiliates

PICO owns 80.1% of HyperFeed’s common stock as of December 31, 2005. The Company is consolidated in PICO’s income tax return, and PICO will utilize a portion of the Company’s net operating loss for 2005 for income tax purposes.

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

On August 19, 2002, PICO exercised three previously issued Common Stock Purchase Warrants (the “Warrants”). In accordance with the terms of the Warrants, PICO acquired 94,903 shares of HyperFeed common stock for $305,114 or $3.215 per share, the average closing bid price for the twenty trading days preceding the date of exercise.

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

On November 2, 2004, the Company issued to PICO a Secured Convertible Promissory Note (the “2004 Convertible Note”). Under the terms of the 2004 Convertible Note, the Company could borrow up to $1.5 million from PICO, at an interest rate of 8.0%. The Company was obligated to repay all outstanding principal and accrued interest under the 2004 Convertible Note on November 1, 2005. The 2004 Convertible Note provided that PICO may, at any time, and from time to time, elect to convert all or any part of the outstanding principal and interest under the 2004 Convertible Note into HyperFeed’s common stock. The number of shares that PICO could receive in connection with a conversion of any amounts outstanding under the 2004 Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of the per share price of HyperFeed’s common stock on the date the note was given, which was $3.00 per share, and the per share price of HyperFeed’s common stock on the date of conversion, subject to the limitation that no more than 586,000 shares of HyperFeed’s common stock may be issued upon conversion. In addition, in connection with giving the 2004 Convertible Note, the Company issued to PICO 25,000 shares of common stock of the Company with a fair value of $75,000. The 2004 Convertible Note was also secured by the assets of the Company, subordinate to the security interest under the line of credit, and contained customary representations, warranties, covenants and events of default.

On March 28, 2005, the Company and PICO amended and restated the 2004 Convertible Note (the “First Restated Convertible Note”). Under the terms of the First Restated Convertible Note, the Company could borrow up to $4.0 million at an interest rate of prime plus 2.75%. The Company was obligated to repay all outstanding principal and accrued interest under the First Restated Convertible Note on March 28, 2006. The First Restated Convertible Note provides that number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the First Restated Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of 80% of the five-day moving average per share price of HyperFeed’s common stock on the date the note was given and 80% of the five-day moving average per share price of HyperFeed’s common stock on the date of conversion. The number of shares of HyperFeed’s common stock issuable upon conversion of the First Restated Convertible

Note was not subject to a cap. The First Convertible Note continued to be secured by the assets of the Company, subordinate to the security interest granted under the line of credit.

On August 26, 2005, the Company and PICO amended and restated the First Restated Convertible Note (the “Second Restated Convertible Note”). Under the terms of the Second Restated Convertible Note, the Company could borrow up to $6.0 million at an interest rate of prime plus 2.75%. The Company was obligated to repay all outstanding principal and accrued interest under the Second Restated Convertible Note on March 28, 2006. The Second Restated Convertible Note, which was convertible by PICO at any time into shares of HyperFeed’s common stock, provided that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the Second Restated Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of $1.36 per share and 80% of the five-day moving average per share price of HyperFeed’s common stock on the date of conversion. The number of shares of HyperFeed’s common stock issuable upon conversion of the Second Restated Convertible Note was not subject to a cap. In addition, in connection with issuing the Second Restated Convertible Note, the Company issued to PICO a warrant to purchase 125,000 shares of HyperFeed’s common stock, at an exercise price of $1.70 per share. The warrant expires on August 26, 2008.

On November 1, 2005, PICO elected to convert the $6.0 million borrowed under the terms of Second Restated Convertible Note and accrued interest of $0.2 million into 4,546,479 shares of HyperFeed’s common stock at a conversion rate of $1.36 per share. As a result of the conversion, PICO owns 80.1% of HyperFeed’s common stock.

On December 20, 2005, the Company issued a Promissory Note to PICO in the amount of $810,000 at an interest rate of 7.0% per annum. The entire unpaid principal balance and related interest under the December 20, 2005 Promissory Note was due and payable not later than January 31, 2006.

On January 23, 2006, the Company issued a Promissory Note to PICO in the amount of $1,500,000 at an interest rate of 7.0% per annum. The entire unpaid principal balance and related interest under the January 23, 2006 Promissory Note was due and payable not later than February 28, 2006.

On February 15, 2006, the Company issued a Promissory Note to PICO in the amount of $3,310,000 at an interest rate of 7.0% per annum. The Company borrowed an additional $1,000,000 under the February 15, 2006 Promissory Note. The principal sum borrowed under the December 20, 2005 Promissory Note, the January 23, 2006 Promissory Note, and the February 15, 2006 Promissory Note totaled $3,310,000. In connection with this issuance, the December 20, 2005 Promissory Note and the January 23, 2006 Promissory Note were cancelled. The entire unpaid principal balance and related interest under the February 15, 2006 Promissory Note was due and payable not later than March 31, 2006.

On March 15, 2006, the Company issued a Promissory Note to PICO in the amount of $4,160,000 at an interest rate of 7.0% per annum. The Company borrowed an additional $850,000 under the March 15, 2006 Promissory Note. The principal sum borrowed under the February 15, 2006 Promissory Note and the March 15, 2006 Promissory Note totals $4,160,000. In connection with this issuance, the February 15, 2006 Promissory Note was cancelled. The entire unpaid principal balance and related interest under the March 15, 2006 Promissory Note is due and payable not later than April 30, 2006.

On March 30, 2006, the Company issued to PICO a Secured Convertible Promissory Note (the “2006 Convertible Note”) which replaces the March 15, 2006 Promissory Note. Under the terms of the 2006 Convertible Note, the Company may borrow up to $10.0 million at an interest rate of prime plus 2.75%. The Company is obligated to repay all outstanding principal and accrued interest under the 2006 Convertible Note two years from issuance. The 2006 Convertible Note, which is convertible by PICO at any time into HyperFeed’s common stock, provides that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the 2006 Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of (i) 80% of the five-day moving average per share price of HyperFeed’s common stock on the date of conversion or (ii) 80% of $1.05 per share. The number of shares of HyperFeed’s common stock issuable upon conversion of the 2006 Convertible Note is not subject to a cap. In addition, in connection with issuing the 2006 Convertible Note, the Company issued to PICO a warrant to purchase 125,000 shares of HyperFeed’s common stock, at an exercise price of $1.05 per share. The warrant expires on March 30, 2009.

PICO provides the Company with Directors and Officers insurance for which the Company reimburses PICO.

Note 3. Stockholders’ Equity and Equity Transactions

Equity Transactions

On August 13, 2003, the Company effected a one-for-ten (1:10) reverse split of HyperFeed’s common stock. All share and per share data in the accompanying consolidated financial statements and in these Notes to Consolidated Financial Statements give effect to the reverse stock split.

As described in Note 2, on November 1, 2005, PICO elected to convert the $6.0 million borrowed under the terms of Second Restated Convertible Note and accrued interest of $0.2 million into 4,546,479 shares of HyperFeed’s common stock at a conversion rate of $1.36 per share. As a result of the conversion, PICO owns 80.1% of HyperFeed’s common stock.

As described more fully in Note 18, on March 30, 2006, issued to PICO a Secured Convertible Promissory Note.

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

There were no shares of preferred stock outstanding as of December 31, 2005.

Note 4. Employee Stock Options

The Company has an Employees’ Combined Incentive and Non-Statutory Stock Option Plan (the “1999 Plan”). The 1999 Plan provides that at all times optional shares outstanding plus shares available for grants equal to 500,000 shares. Generally, these options may be granted to the Company’s key employees at a purchase price equal to the fair value of HyperFeed’s common stock at date of grant and are generally exercisable for a period of up to five years from the date of grant.

On November 4, 2005, the Company’s Board of Directors approved the establishment a long-term incentive plan (the “2005 Plan”), pending shareholder approval. The purpose of the 2005 Plan is to attract and retain the best qualified personnel to perform services for the Company and motivate such persons to contribute to the growth and profitability of the Company. The maximum aggregate number of shares of HyperFeed’s common stock that may be issued under the Plan is 646,120. Generally, these options may be granted to the Company’s key employees at a purchase price equal to the fair value of HyperFeed’s common stock at date of grant and are generally exercisable for a period of up to five years from the date of grant. On November 4, 2005, the Board of Directors granted stock appreciation rights for 335,494 shares of HyperFeed’s common stock at an exercise price of $1.75 per share to certain employees of the Company, subject to shareholder approval which the Company plans to solicit at its Annual Meeting on August 4, 2006.

Option activity under the 1999 Plan and the 2005 Plan was as follows for the years ended December 31, 2005, 2004, and 2003:

	2005		2004		2003
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	186,813	$5.50	395,578	$9.27	343,190	$29.38
Granted	666,065	1.77	27,991	3.76	235,936	5.38
Exercised	—	—	(3,332)	2.60	—	—
Forfeited/Cancelled	(30,434)	8.81	(233,424)	11.72	(183,548)	41.87
Outstanding at end of year	822,444	$2.36	186,813	$5.50	395,578	$9.27
Exercisable at year-end	123,378	$4.60	82,374	$6.26	110,565	$19.78

Shares available for option under the 1999 Plan were 13,050, 313,187, and 104,422 at December 31, 2005, 2004, and 2003, respectively. Shares available for option under the 2005 Plan were 310,626 at December 31, 2005. The Company has not reserved any options for future grants under the 1999 Plan or the 2005 Plan.

Options granted under the 1999 Plan and the 2005 Plan generally become exercisable at an annual cumulative rate of one-third of the total number of options granted. The exercise prices for options outstanding at December 31, 2005 ranged from $1.75 to $6.40 per share. All options were granted at fair market value on the date of the grant.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Expected life	5.00 years	5.00 years	5.00 years
Dividend rate	0%	0%	0%
Risk-free interest rate	4.50%	3.80%	2.80%
Volatility factors	96%	99%	99%

The weighted-average exercise price and weighted-average fair value of options granted during 2005, 2004, and 2003 where the market price equals, exceeds, or is less than the exercise price at the time of grant is as follows:

	2005			2004			2003
	Equals	Exceeds	Is Less Than	Equals	Exceeds	Is Less Than	Equals	Exceeds	Is Less Than
Exercise price	$1.77	—	—	$3.76	—	—	$5.38	—	—
Fair value of option	$1.31	—	—	$2.84	—	—	$4.06	—	—

No compensation expense from stock-based compensation awards was recognized in the Consolidated Statements of Operations for 2005, 2004, and 2003. See “Recent Accounting Pronouncements” regarding the impact of the adoption of SFAS No. 123R.

A further summary of options outstanding under the 1999 Plan and the 2005 Plan at December 31, 2005, is as follows:

Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life in Years	Number Exercisable
$1.750	623,565	4.84	—
$1.800	22,500	4.47	—
$2.200	10,000	4.22	—
$2.420	3,000	3.54	1,000
$2.600	5,000	2.15	3,333
$3.000	32,000	1.63	32,000
$3.700	18,291	3.40	6,098
$3.900	24,000	1.86	24,000
$4.050	1,500	3.59	500
$4.590	14,400	2.64	9,600
$4.800	1,000	1.37	1,000
$6.300	2,500	1.14	2,500
$6.400	64,688	2.39	43,347
	822,444	4.31	123,378

Note 5. Income Taxes

The significant components of deferred tax assets and deferred tax liabilities were as follows at December 31, 2005 and 2004:

	2005	2004
Deferred tax assets:
Unearned revenue	$86,021	$97,469
Receivable allowances	110,982	110,184
Property and equipment	527,253	522,853
Accrued expenses	25,494	27,123
Other	244,580	132,114
Net operating loss carryforwards	14,805,426	10,003,141
Restructuring expense	—-	7,754
Research and development credit carryforwards	106,000	106,000
	15,905,756	11,006,638
Valuation allowance	(14,710,448)	(10,320,193)
	1,195,308	686,445
Deferred tax liabilities:
Software capitalization	(1,085,764)	(628,088)
Intangible assets	(78,604)	(27,417)
Other	(30,940)	(30,940)
	(1,195,308)	(686,445)
Net deferred tax assets	$—	$—

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

The benefit from taxes on losses from continuing operations was as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Current:
Federal	$(15,000)	$(12,000)	$(2,060,000)
State and local	—	—	(552,000)
Deferred	—	—	—
Total income tax benefit	$(15,000)	$(12,000)	$(2,612,000)

Income tax expense (benefit) on income from discontinued operations was as follow for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Current:
Federal	$(194,000)	$(180,000)	$(40,000)
State and local	—	—	11,000
Deferred	—	—	—
Total income tax benefit	$(194,000)	$(180,000)	$(29,000)

The differences between the income tax benefit computed at the statutory federal income tax rate and the Company’s income tax benefit were as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Statutory rate provision	$(3,239,188)	$(1,753,563)	$(2,333,580)
Increase (decrease) resulting from:
Nondeductible expenses	84,813	47,661	24,583
State income taxes (net of federal benefit)	—	—	(358,800)
Expiration of net operating loss carryforwards	—	—	228,816
Change in valuation allowance	3,232,334	1,766,643	(161,965)
Other	(92,959)	(72,741)	(11,054)
	$(15,000)	$(12,000)	$(2,612,000)

At December 31, 2005, the Company had federal income tax net operating loss carryforwards of approximately $40.7 million for federal income tax purposes and approximately $39.8 million for the alternative minimum tax. Approximately $1.1 million of these net operating losses relates to exercise of incentive employee stock options and will be credited directly to stockholders’ equity when realized. The Company also had research and development credits of $0.1 million that will all expire by 2011 if not previously utilized. The Company’s net operating loss carryforwards are limited to $16.7 million for 2005 and an additional $1.2 million for each subsequent year thereafter. The net operating loss carryforwards expire through 2025. PICO owns 80.1% of HyperFeed’s common stock as of December 31, 2005. PICO utilized federal income tax net operating losses and alternative minimum tax net operating losses from 2005 of approximately $1.7 million. The Company has not recorded any tax benefits related to these net operating loss carryforwards.

Note 6. Line of Credit and PICO Note

The Company had a line of credit under which it could borrow up to $500,000 at prime. The Company was obligated to make monthly payments in respect of accrued interest and outstanding principal, together with all accrued and unpaid interest, is due upon demand. The line of credit is secured by the assets of the Company, and contains customary representations, warranties, covenants and events of default. As of December 31, 2005, the Company had borrowed the maximum amount available under the line of credit. On January 24, 2006, the Company paid off the line of credit with borrowings from a promissory note issued to PICO on January 23, 2006 and cancelled the line of credit.

On December 20, 2005, the Company issued a Promissory Note to PICO in the amount of $0.8 million at an interest rate of 7.0% per annum. In the first quarter of 2006, the Company issued additional promissory notes to PICO totaling $3.4 million at an interest rate of 7.0% per annum. The principal sum borrowed under the December 20, 2005 Promissory Note and the promissory notes issued in first quarter of 2006 totaled $4.2 million. In connection with the issuance of the promissory notes in the first quarter of 2006, the December 20, 2005 Promissory Note was cancelled. See Notes 2 and 18 of the Notes to Consolidated Financial Statements.

As described more fully in Note 18, on March 30, 2006, the Company issued to PICO a secured convertible promissory note.

Note 7. Lease Commitments

The Company leases certain real and personal property under noncancelable operating leases. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Rent expense under these leases is recognized on a straight-line basis. Rent expense for operating leases was $630,169, $576,409, and $633,204 for the years ended December 31, 2005, 2004, and 2003, respectively.

Future minimum lease payments for the Company as lessee as of December 31, 2005 are as follows:

Years ending December 31:	Operating Leases
2006	$503,458
2007	395,077
2008	277,219
2009	267,552
Thereafter	—
Total minimum lease payments	$1,443,306

Note 8. Segment Information

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has identified two segments within which it operates. HyperFeed derives revenue principally by providing ticker plant and data platform technologies and related consulting services, and HYPRWare derives revenue from royalties related to license fees collected by Townsend from subscribers to Townsend’s service over the Internet who had been referred through HYPRWare. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information relating to industry segments were as follows for the years ended December 31, 2005, 2004, and 2003:

	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Revenue:
HyperFeed	$3,918,162	91.8%	$5,512,172	92.4%	$1,029,340	64.3%
HYPRWare	351,456	8.2%	454,916	7.6%	570,623	35.7%
Total revenue	$4,269,618	100.0%	$5,967,088	100.0%	$1,599,963	100.0%

Operating income (loss):
HyperFeed	$(7,692,847)	*	$(5,427,905)	*	$(7,163,253)	*
HYPRWare	357,821	*	412,448	*	477,138	*
Total operating loss	$(7,335,026)	*	$(5,015,457)	*	$(6,686,115)	*

Identifiable assets:
HyperFeed	$4,480,093	97.1%	$3,564,285	96.0%	$9,408,612	96.9%
HYPRWare	135,425	2.9%	148,361	4.0%	305,646	3.1%
Total identifiable assets	$4,615,518	100.0%	$3,712,646	100.0%	$9,714,258	100.0%

* not meaningful

Note 9. Defined Contribution Plan

In 1993, the Company established a 401(k) retirement savings plan for employees meeting certain eligibility requirements. Under the plan, employee contributions are matched at 100% of the first 3% of annual salary contributed by an employee. The Company recorded expenses ratably to all operating expense categories and discontinued operations related to its matching of contributions of $75,037, $73,927, and $107,980 for the years ended December 31, 2005, 2004, and 2003, respectively.

Note 10. Employee Stock Purchase Plan

In 1995, the Company established an employee stock purchase plan (the “ESPP”). The ESPP allows employees to have up to 10% of their annual salary withheld to purchase HyperFeed’s common stock on the final day of each quarter at 85% of the market price on either the first or last day of the quarter, whichever is lower. The Company has reserved 200,000 shares of common stock for issuance pursuant to the terms of the ESPP. Shares sold to employees totaled 5,917, 9,084, and 22,857 for the years ended December 31, 2005, 2004, and 2003, respectively.

Note 11. Litigation

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., to Money.net, Inc. On August 24, 2004, the Company filed a six-count complaint for breach of contract and amounts due in the Circuit Court of Cook County, Illinois against Money.net. The amounts sought in the complaint were $131,155 for a promissory note, including interest, $31,920 from a data feed license agreement, and $63,917 related to a transition services agreement. On November 2, 2005, a judgment was entered in HyperFeed’s favor and against Money.net for the sum of $226,992. On December 22, 2005, the Company and Money.net entered into a settlement agreement in which Money.net agreed to pay the Company $200,000, with an initial payment of $35,000 and twelve equal monthly installments of $13,750 commencing January 15, 2006. As of December 31, 2005, the Company had a promissory note and accounts receivable, net of allowances, of $151,122 due from Money.net.

On February 23, 2006, the Company filed a two-count complaint in the Tax Court of New Jersey contesting the determination by the New Jersey Division of Taxation that HyperFeed had nexus with New Jersey for the purposes of (i) the New Jersey Corporation Tax and (ii) the New Jersey Sales and Use Tax for the period beginning January 1, 1994 and forward. The Company intends to aggressively contest the determination. As of December 31, 2005, the Company had accrued $250,000 in potential tax liability and recorded the expense in discontinued operations.

The Company is a party to various other legal proceedings incidental to its business operations, none of which is expected to have a material adverse effect on the financial condition or results of operations of the Company.

Note 12. Research and Development

During the fiscal years ended December 31, 2005, 2004, and 2003, the Company expensed $1,779,386, $1,441,472, and $1,827,975, respectively, for research and development. These expenses are included in research and development costs in the consolidated statements of operations.

Note 13. Major Customers

Telerate accounted for none of the Company’s consolidated revenue from continuing operations in 2005 and approximately 60% of the Company’s consolidated revenue from continuing operations in 2004. As a result of the sale of Telerate to Reuters, in November 2004, Telerate elected to exercise its contractual right to terminate the agreements between HyperFeed and Telerate. ComStock accounted for approximately 18% of the Company’s consolidated revenue from continuing operations in 2005 and approximately 12% of the Company’s consolidated revenue from continuing operations in 2004.

Note 14. Licensed Software

On May 20, 2005, the Company entered into an exclusive license agreement with Reuters Limited, a corporation organized under the laws of England and Wales (“Reuters”), and Moneyline Telerate, a Delaware corporation (“Telerate”), to license globally in perpetuity the source code for both Telerate’s TRS and Telerate’s Active8 technology. In accordance with SFAS No. 86, the Company has recorded the $1.1 million license fee as an asset under licensed and developed software costs with the corresponding liability recorded under accounts payable. The license fee is due in two installments with 25% payable January 15, 2006 and the remainder payable January 15, 2007. The licensed software has an estimated useful life of five years and amortization began in the third quarter of 2005. As a result of certain disputes between the Company and Reuters relating to the license agreement, the Company has not paid the portion of the license fee due on January 15, 2006.

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

Intangible asset data is as follows as of December 31, 2005:

	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles
Developed technology	$430,000	$(252,917)
Non-compete agreements	80,000	(35,000)
Acquired customer contract	147,500	(145,000)
Total	$657,500	$(432,917)

Aggregate amortization expense for the year ended December 31, 2005	$203,750
Weighted average amortization period in years	2.53

Estimated amortization, for the year ended
December 31, 2006	$125,833
December 31, 2007	88,333
December 31, 2008	10,417

On April 30, 2001, the Company acquired certain assets of Marketscreen.com, Inc. (“Marketscreen”) for $100,000 and 45,000 shares of HyperFeed’s common stock and, in conjunction with the Marketscreen acquisition, acquired certain assets of Lasdorf Corporate Services, Inc. (“Lasdorf”) for $300,000. The acquisition of Marketscreen and of Lasdorf’s intellectual property were accounted for under the purchase method of accounting. The total purchase price of $1,607,609 consisted of $1,147,500 for the fair value of common stock issued, $400,000 of cash consideration, and $60,109 for acquisition fees and expenses.

During the fourth quarter of 2002, the Company conducted a review of the carrying value of goodwill and purchased intangible assets. Certain intangibles were determined to be impaired because the carrying amount of the assets exceeded the undiscounted future cash flows expected to be derived from the assets. The impairment losses aggregating $0.7 million were measured as the amount by which the carrying amounts of the assets exceeded the fair values of the assets, determined based on the discounted future cash flows expected to be derived from the assets. No impairment losses were recorded in 2003, 2004, or 2005. At December 31, 2005, the intangible asset was fully amortized.

On September 23, 2004, the Company repurchased a customer contract that had been sold by HyperFeed to IDC as part of the sale of HyperFeed’s institutional consolidated market data feed business in October 2003. As a result of this repurchase, the Company recorded an intangible asset of $127,500. At December 31, 2005, the intangible asset was fully amortized.

On February 16, 2005, the Company acquired Focus, a Delaware limited liability company, developer of SORTT. The Company purchased substantially all of the assets of Focus, which primarily consisted of developed technology, a customer contract and relationships. The acquisition of Focus was considered to be an acquisition of a development stage enterprise, as defined under SFAS No. 141, “Business Combinations,” and was not considered a business combination. As a result, the transaction was accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” The guaranteed portion of the purchase price was $350,000, with $250,000 paid at closing and $100,000 due on the first anniversary following closing, and was allocated to the identifiable intangible assets on the basis of their estimated fair values on the acquisition date. The Company allocated $250,000 to developed technology, $80,000 to non-compete agreements, and $20,000 to customer contracts, with amortization periods of three years, two years, and one year, respectively. The purchase price also included a contingent portion dependent upon the achievement of certain growth targets for license and maintenance revenues from the SORTT applications through February 2008, not to exceed $3.4 million in the aggregate. As of December 31, 2005, the Company did not have any contingent payments due.

Note 16. Discontinued Operations and Restructuring

On October 31, 2003, the Company sold its institutional consolidated market data feed business to IDC for $8.5 million. The sale allowed HyperFeed to focus on its business model as a utility provider of technology, software, and managed services for financial institutions. The sale price of $8.5 million included (1) an initial payment of $7.0 million cash paid on October 31, 2003, (2) $625,000 in holdbacks payable upon completion of custom software and the fulfillment of certain transition services and (3) an $875,000 indemnification holdback. The Company also entered into a transition services agreement whereby IDC reimburses HyperFeed on a monthly basis for direct costs relative to the purchased business. These costs include costs associated with resources dedicated to the transition, communications expenses, and other related costs. Of the $625,000 in holdbacks related to completion of customer software and fulfillment of certain transition services, the Company received $375,000 and waived $125,000 during the first quarter of 2004 and received the final $125,000 during the third quarter of 2005. As of December 31, 2005, the Company remains eligible to receive $330,000 from the indemnification holdbacks, subject to satisfaction of certain conditions, which was previously reduced by $90,000 attributable to the customer contract repurchased from IDC in September 2004, $125,000 received in the fourth quarter of 2004, and $330,000 received in the fourth quarter of 2005. The Company expects to recognize the remaining holdback in 2006.

On June 2, 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., to Money.net, Inc. The sale was part of the Company’s strategy to reduce its dependence on revenue from the individual investor and replace and grow that revenue with revenue from HTPX technology licensing sales. The sale price consisted of (1) $150,000 cash received in June 2003, (2) $70,000 cash received in July 2003, and (3) a $150,000 promissory note due in twelve equal monthly installments commencing on July 15, 2003 with an interest rate of 8.0% per annum. At December 31, 2005, the principal balance remaining on the promissory note was $90,493 (all of which is past due), net of an allowance of $10,830. HyperFeed is pursuing collection of this promissory note. See also Note 11 of the Notes to Consolidated Financial Statements.

The dispositions have been accounted for as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and, accordingly, amounts in the consolidated statements of operations for all periods shown have been reclassified to reflect the dispositions as discontinued operations.

Operating expenses from discontinued operations were $0.3 million, net of a $0.2 million tax benefit, and $0.3 million, net of a $0.2 million tax benefit, for 2005 and 2004, respectively. There were no revenue or direct costs of revenue from discontinued operations for 2005 or 2004.

As described above, the Company sold its institutional consolidated market data feed business on October 31, 2003 and sold PCQuote.com, Inc. on June 2, 2003. The accompanying consolidated financial statements reflect the sales as discontinued operations for all periods presented. Assets and liabilities related to discontinued operations consist of the following:

As of December 31	2005	2004
Assets related to discontinued operations:
Accounts receivable, net of allowance for doubtful accounts of 2005: $204,948; 2004: $219,948	$57,094	$57,090
Prepaid expenses and other current assets	—	15,180
Property and equipment, net of accumulated depreciation	—	—
Deposits and other assets	—	—
Total assets related to discontinued operations	$57,094	$72,270

Liabilities related to discontinued operations:
Accounts payable	$45,259	$771,390
Accrued expenses	488,289	56,711
Accrued compensation	—	10,631
Unearned revenue	—	10,440
Total liabilities related to discontinued operations	$533,548	$849,172

Note 17. Selected Quarterly Financial Information (Unaudited)

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$889,054	$1,044,529	$1,406,844	$929,191
Direct costs of revenue	283,243	278,754	440,053	441,034
Gross margin	605,811	765,775	966,791	488,157
Loss from continuing operations	(1,946,050)	(2,047,622)	(2,682,305)	(2,797,818)
Net loss	(1,968,649)	(2,064,672)	(2,606,573)	(2,811,649)

Basic and diluted loss per share from continuing operations	$(0.64)	$(0.66)	$(0.87)	$(0.46)

Basic and diluted net loss per share	$(0.65)	$(0.67)	$(0.84)	$(0.46)

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$775,311	$1,332,418	$2,061,320	$1,798,039
Direct costs of revenue	463,668	457,797	372,017	291,647
Gross margin	311,643	874,621	1,689,303	1,506,392
Loss from continuing operations	(2,336,443)	(1,566,604)	(623,839)	(471,295)
Net loss	(2,223,136)	(1,671,433)	(663,020)	(399,372)

Basic and diluted loss per share from continuing operations	$(0.77)	$(0.51)	$(0.20)	$(0.15)

Basic and diluted net loss per share	$(0.73)	$(0.55)	$(0.22)	$(0.13)

Earnings (loss) per share (“EPS”) for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

Note 18. Subsequent Events

On January 23, 2006, the Company issued a Promissory Note to PICO in the amount of $1,500,000 at an interest rate of 7.0% per annum. The entire unpaid principal balance and related interest under the January 23, 2006 Promissory Note was due and payable not later than February 28, 2006. The Company paid off a $500,000 line of credit with the borrowings from the January 23 Promissory Note and cancelled the line of credit.

On February 15, 2006, the Company issued a Promissory Note to PICO in the amount of $3,310,000 at an interest rate of 7.0% per annum. The Company borrowed an additional $1,000,000 under the February 15, 2006 Promissory Note. The principal sum borrowed under the December 20, 2005 Promissory Note, the January 23, 2006 Promissory Note, and the February 15, 2006 Promissory Note totaled $3,310,000. In connection with this issuance, the December 20, 2005 Promissory Note and the January 23, 2006 Promissory Note were cancelled. The entire unpaid principal balance and related interest under the February 15, 2006 Promissory Note was due and payable not later than March 31, 2006.

On March 15, 2006, the Company issued a Promissory Note to PICO in the amount of $4,160,000 at an interest rate of 7.0% per annum. The Company borrowed an additional $850,000 under the March 15, 2006 Promissory Note. The principal sum borrowed under the February 15, 2006 Promissory Note and the March 15, 2006 Promissory Note totaled $4,160,000. In connection with this issuance, the February 15, 2006 Promissory Note was cancelled. The entire unpaid principal balance and related interest under the March 15, 2006 Promissory Note is due and payable not later than April 30, 2006.

On March 30, 2006, the Company issued to PICO a Secured Convertible Promissory Note (the “2006 Convertible Note”) which replaced the March 15, 2006 Promissory Note. Under the terms of the 2006 Convertible Note, the Company may borrow up to $10.0 million at an interest rate of prime plus 2.75%. The Company is obligated to repay all outstanding principal and accrued interest under the 2006 Convertible Note two years from issuance. The 2006 Convertible Note, which is convertible by PICO at any time into HyperFeed’s common stock, provides that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the 2006 Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of (i) 80% of the five-day moving average per share price of HyperFeed’s common stock on the date of conversion or (ii) 80% of $1.05 per share. The number of shares of HyperFeed’s common stock issuable upon conversion of the 2006 Convertible Note is not subject to a cap. In addition, in connection with issuing the 2006 Convertible Note, the Company issued to PICO a warrant to purchase 125,000 shares of HyperFeed’s common stock, at an exercise price of $1.05 per share. The warrant expires on March 30, 2009.

*     *     *     *

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm on Supplemental Schedule II

The Board of Directors and Stockholders

HyperFeed Technologies, Inc.:

Under date of March 4, 2004, we reported on the consolidated statements of operations, stockholders’ equity, and cash flows of HyperFeed Technologies, Inc. and subsidiary (the “Company”) for the year ended December 31, 2003. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II- valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audit.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2003.

/s/ KPMG LLP

Chicago, Illinois
March 4, 2004

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

Supplemental Schedule II to the Consolidated Financial Statements

Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Operations	Write-offs of Uncollectible Accounts	Balance at End of Year
Allowance for doubtful accounts and notes receivable
2005	$94,861	$77,561	$60,283	$112,139
2004	$50,000	$44,861	$—	$94,861
2003	$150,000	$150,000	$250,000	$50,000

See accompanying Report of Independent Registered Public Accounting Firm on Supplemental Schedule II.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants that would require disclosure in this Report.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the internal controls over financial reporting of the Company during our most recent fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting after the date of the most recent evaluation.

Item 9B. Other Information.

There was no information required to be disclosed in a Periodic Report on Form 8-K in the fourth quarter of 2005 which was not reported.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required in Item 10 will be set forth in Notice of Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2005 to be filed within 120 days after our fiscal year end on December 31, 2005 (the “Proxy Statement”), which information is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

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

(b)   Reports on Form 8-K:

1.     A Form 8-K was filed on November 14, 2005 attaching a copy of the press release reporting the Company’s third quarter 2004 results.

2.     A Form 8-K was filed on December 27, 2005 reporting the resignation of the Company’s Senior Vice President and Chief Financial Officer and the election of the Company’s Principal Accounting Officer and Treasurer.

3.     A Form 8-K was filed on December 27, 2005 reporting that on December 20, 2005 the Company issued an $810,000 promissory note to PICO Holdings, Inc.

4.     A Form 8-K was filed on December 27, 2005 reporting that the Company paid discretionary cash bonuses to its Chief Executive Officer, Executive Vice President, Sales, and Chief Financial Officer.

5.     A Form 8-K was filed on January 26, 2006 reporting that on January 23, 2006, the Company issued a $1.5 million promissory note to PICO Holdings, Inc.

6.     A Form 8-K was filed on February 16, 2006 reporting that on February 15, 2006, the Company issued a $3.3 million promissory note to PICO Holdings, Inc.

7.     A Form 8-K was filed on March 16, 2006 reporting that on March 15, 2006, the Company issued a $4.2 million promissory note to PICO Holdings, Inc.

8.     A Form 8-K was filed on March 31, 2006 reporting that on March 30, 2006, the Company issued a $10.0 million secured convertible promissory note and accompanying warrant to PICO Holdings, Inc.

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

10(n)

Asset Purchase Agreement between HyperFeed Technologies, Inc. and Focus Technology Group LLC dated February 16, 2005, incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K dated February 22, 2005.

10(o)

Form of Amended and Restated Secured Convertible Promissory Note made by the Company to the order of PICO Holdings, Inc., dated March 28, 2005, incorporated by reference to Exhibit 10(o) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10(p)

Trading Room System Software and Desktop License Agreement between HyperFeed Technologies, Inc., Moneyline Telerate, and Reuters Limited, dated May 20, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarter ended June 30, 2005.*

10(q)	Employment Agreement and Bonus Agreement of Paul Pluschkell, incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K dated June 7, 2005.

10(r)	Addendum No. 1 to Bonus Agreement of Paul Pluschkell, incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K dated June 7, 2005.

10(s)	Bonus Agreement of Tom Wojciechowski, incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K dated June 7, 2005.

10(t)	Acquisition Bonus Program of Paul Pluschkell, incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 8-K dated June 7, 2005.

10(u)	Acquisition Bonus and Severance Program of Tom Wojciechowski, incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 8-K dated June 7, 2005.

10(v)

Amended and Restated Secured Convertible Promissory Note made by the Company to the order of PICO Holdings, Inc., dated August 26, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K dated September 1, 2005.

10(w)

Warrant to Purchase 125,000 Shares of Common Stock, Par Value $0.001 Per Share, dated August 26, 2005, incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K dated September 1, 2005.

10(x)	HyperFeed Technologies, Inc. 2005 Long-Term Incentive Plan, incorporated by reference to Exhibit 10 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2005.

10(y)	Promissory Note made by the Company to the order of PICO Holdings, Inc., dated December 20, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K dated December 27, 2005.

10(z)	Promissory Note made by the Company to the order of PICO Holdings, Inc., dated January 23, 2006, incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K dated January 26, 2006.

10(aa)	Promissory Note made by the Company to the order of PICO Holdings, Inc., dated February 15, 2006, incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K dated February 16, 2006.

10(ab)	Promissory Note made by the Company to the order of PICO Holdings, Inc., dated March 15, 2006, incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K dated March 16, 2006.

10(ac)

Secured Convertible Promissory Note and accompanying Warrant made by the Company to the order of PICO Holdings, Inc., dated March 30, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, dated March 31, 2006.

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

23.2	Consent of Independent Registered Public Accounting Firm – KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

HYPERFEED TECHNOLOGIES, INC.

By:
/s/ PAUL PLUSCHKELL
Paul Pluschkell, President and Chief Executive Officer (Principal Executive Officer)
March 30, 2006

By:
/s/ GEMMA LAHERA
Gemma Lahera, Principal Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN R. HART
John R. Hart, Director
March 30, 2006

/s/ RONALD LANGLEY
Ronald Langley, Director
March 30, 2006

/s/ LOUIS J. MORGAN
Louis J. Morgan, Director
March 30, 2006

/s/ KENNETH J. SLEPICKA
Kenneth J. Slepicka, Director
March 30, 2006

/s/ CARLOS CAMPBELL
Carlos Campbell, Director
March 30, 2006