Form 10-Q
period 2006-03-31
HYPERFEED TECHNOLOGIES INC
filed 2006-05-09
CIK 745774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated Filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Act). Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares of common stock outstanding as of May 4, 2006 was 7,643,474 shares.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY

INDEX

PAGE
PART I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 (unaudited)

Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)

Notes to Unaudited Interim Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Company’s Signature Page

PART I

ITEM 1. Financial Statements

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$181,455	$302,171
Short-term investment	75,000	—-
Accounts receivable, less allowance for doubtful accounts of: 2006: $141,255; 2005: $101,309	442,078	191,656
Notes receivable, less allowance for doubtful accounts of: 2006: $10,830; 2005: $10,830	14,243	90,493
Prepaid expenses and other current assets	277,631	64,351
Assets related to discontinued operations	57,094	57,094
Total Current Assets	1,047,501	705,765

Property and equipment
Computer equipment	1,301,719	1,511,660
Communication equipment	555,935	737,993
Furniture and fixtures	54,856	74,853
Leasehold improvements	—	9,260
	1,912,510	2,333,766
Less: Accumulated depreciation and amortization	(1,334,876)	(1,798,168)
Property and equipment, net	577,634	535,598
Intangible assets, net of accumulated amortization of: 2006: $158,750; 2005: $432,917	191,250	224,583
Software development costs, net of accumulated amortization of: 2006: $1,939,400; 2005: $2,709,165	3,200,451	3,102,182
Deposits and other assets	53,017	47,390
Total Assets	$5,069,853	$4,615,518

Liabilities and Stockholders’ Equity
Current Liabilities
Convertible note payable to affiliate	$4,160,000	$810,000
Line of credit	—	500,000
Accounts payable	2,057,711	1,423,756
Accrued expenses	290,249	272,342
Accrued professional fees	193,930	189,975
Accrued compensation	92,745	80,279
Income taxes payable	12,014	12,014
Unearned revenue	371,914	245,774
Liabilities related to discontinued operations	489,613	533,548
Total Current Liabilities	7,668,176	4,067,688

Accounts payable, less current portion	—	815,625
Accrued expenses, less current portion	263,205	287,347
Total Noncurrent Liabilities	263,205	1,102,972
Total Liabilities	7,931,381	5,170,660

Stockholders’ Equity
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 7,643,474 shares at March 31, 2006 and 7,641,889 shares at December 31, 2005	7,644	7,642
Additional paid-in capital	56,585,995	54,238,176
Accumulated deficit	(59,455,167)	(54,800,960)
Total Stockholders’ Equity	(2,861,528)	(555,142)
Total Liabilities and Stockholders’ Equity	$5,069,853	$4,615,518

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended March 31,
	2006	2005
Revenue
HyperFeed	$920,911	$794,181
HYPRWare	77,573	94,873
Total Revenue	998,484	889,054

Direct Costs of Revenue	446,732	283,243

Gross Margin	551,752	605,811

Operating Expenses
Sales and marketing	530,689	343,324
General and administrative	787,101	800,069
Research and development	614,146	395,085
Operations	1,028,807	502,799
Depreciation and amortization	161,330	212,949
Total Operating Expenses	3,122,073	2,254,226

Loss from Operations	(2,570,321)	(1,648,415)

Other Income (Expense)
Interest income	150	38
Interest expense	(2,249,036)	(297,673)
Other Income (Expense), Net	(2,248,886)	(297,635)

Loss from Continuing Operations Before Income Taxes	(4,819,207)	(1,946,050)
Income tax benefit	63,000	—
Loss from Continuing Operations	(4,756,207)	(1,946,050)

Discontinued Operations
Loss from discontinued operations	—	(22,599)
Gain on disposition of discontinued operations	165,000	—
Income tax expense from gain on disposition of discontinued operations	(63,000)	—
Income (Loss) from Discontinued Operations	102,000	(22,599)

Net Loss	$(4,654,207)	$(1,968,649)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.62)	$(0.64)
Discontinued operations	0.01	(0.01)
Basic and diluted net loss per share	$(0.61)	$(0.65)

Basic and diluted weighted-average common shares outstanding	7,641,889	3,044,553

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	For The Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(4,654,207)	$(1,968,649)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	161,330	212,949
Amortization of software development costs	319,625	258,562
Non-cash compensation-related charges	76,023	—
Provision for doubtful accounts	39,946	7,878
Interest and other expense related to convertible note payable to affiliate	2,270,070	348,750
Changes in assets and liabilities, net of effects from dispositions:
Accounts receivable	(290,368)	228,622
Prepaid expenses and other current assets	(213,280)	(132,643)
Deposits and other assets	(5,627)	(557)
Accounts payable	(181,670)	229,110
Accrued expenses	10,186	195,758
Unearned revenue	126,140	(54,621)
Net cash used in continuing operations	(2,341,832)	(674,841)
Net cash provided by (used in) discontinued operations	(43,935)	132,677
Net Cash Used in Operating Activities	(2,385,767)	(542,164)

Cash Flows from Investing Activities:
Purchase of property and equipment	(170,033)	(64,470)
Investment in certificate of deposit	(75,000)	—
Software development costs capitalized	(417,894)	(338,980)
Purchase of intangible asset	—	(350,000)
Repayment of note receivable	76,250	3,305
Net Cash Used in Investing Activities	(586,677)	(750,145)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	1,728	1,428
Proceeds from convertible note payable to affiliate	3,350,000	1,095,000
Net borrowings (repayments) under line of credit	(500,000)	35,000
Net Cash Provided by Financing Activities	2,851,728	1,131,428

Net Decrease in Cash and Cash Equivalents	(120,716)	(160,881)
Cash and cash equivalents:	302,171	193,702
Beginning of the period

End of the Period	$181,455	$32,821

Supplemental Disclosures of Noncash Operating Activities:
Beneficial conversion feature and commitment fee related to convertible note payable to affiliate (Note 6)	$2,270,070	$348,750

See Notes to Unaudited Interim Consolidated Financial Statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 2005. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2005 audited consolidated financial statements have been omitted from these interim consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

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

The Company has over twenty years of experience designing, building, and running ticker plants for the North American financial marketplace. The Company’s software technology, including HyperFeed’s Next Generation Ticker Plant (“HTPX”) product, is currently being used by over forty customers, including exchanges, large financial institutions, and customers of the Company’s High Performance Center product. Additionally, the Company has deployed more than 1,500 of HyperFeed’s high performance single server HBOX products at customer sites. The Company also offers its HyperFeed Market Data Platform (“HMDP”) product, which is based on Telerate’s Trading Room System (“TRS”) technology, and its Open Collaborative Container (“OCC”) product for use with HMDP, which is based on Telerate’s Active8 technology. HyperFeed’s technology supports many firms demanding transaction and order routing systems.

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

PICO Holdings, Inc. (“PICO”) owns 80.0% of HyperFeed’s common stock as of March 31, 2006.

CURRENT OPERATIONS:  The Company has sustained significant losses in recent years and in the first quarter of 2006. In particular, the Company incurred a net loss of $4.7 million for the first quarter of 2006 compared to a net loss of $2.0 million for the same period in 2005, and an overall net loss of $9.5 million for the fiscal year ended December 31, 2005. Included in the net loss of $4.7 million for the first quarter of 2006 is $2.2 million of non-cash interest expense related to the beneficial conversion feature of the Secured Convertible Promissory Note (the “2006 Convertible Note”) issued by the Company to PICO in the first quarter of 2006 as described in Note 6 of the Notes to Unaudited Interim Consolidated Financial Statements. Additionally, the Company’s negative cash flows from operating activities increased to $2.4 million for the three months ended March 31, 2006 compared to $0.5 million for the three months ended March 31, 2005. The recurring losses and negative cash flows may raise substantial doubt about the Company’s ability to continue as a going concern. Total revenue for the first quarter of 2006 increased 12.3% to $1.0 million compared with $0.9 million for the same period in 2005.

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

In the first quarter of 2006, the Company issued the 2006 Convertible Note to PICO for $10.0 million, payable two years from issuance, as described in Note 6 of the Notes to Unaudited Interim Consolidated Financial Statements. However, the Company may not have sufficient capital resources to repay or refinance the 2006 Convertible Note when it comes due in March 2008. In the event that PICO chooses not to convert the 2006 Convertible Note and the Company is unable to repay or refinance the 2006 Convertible Note at such time, PICO will also have the right to declare the 2006 Convertible Note in default and may, at its option, pursue any other remedies available to it. If the Company requires additional capital resources, there can be no assurances that such capital will be available or that such capital will be available on terms satisfactory to the Company. If the Company does not obtain such capital, it may not have sufficient capital resources to fund continuing operations.

PRINCIPLES OF CONSOLIDATION:  The accompanying unaudited interim consolidated financial statements include the accounts of HyperFeed and its subsidiary, HYPRWare, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated interim financial statements include all adjustments, including the elimination of all significant intercompany transactions in consolidation, which, in the opinion of management, are necessary in order to make the financial statements not misleading. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

STOCK BASED COMPENSATION:  Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and options granted in 2006. Therefore, results for prior periods have not been restated. The Company recognized compensation expense of approximately $0.1 million for the three months ended March 31, 2006

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 during the three months ended March 31, 2005. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods.

Three Months Ended March 31, 2005
Net loss, as reported	$(1,968,649)
Compensation expense related to stock options granted and employee stock purchase plan issuances, net of taxes	(52,998)
Pro forma net loss	$(2,021,647)

Basic and diluted net loss per share, as reported	$(0.65)
Pro forma basic and diluted net loss per share	$(0.66)

As of April 1, 2006, the Company has approximately $0.8 million of unrecognized compensation cost related to unvested share-based compensation awards granted, which the Company expects to recognize over the next four years.

ACCOUNTS RECEIVABLE: Included in the Company’s accounts receivable balances in the Consolidated Balance Sheets are unbilled receivables of $29,991 at March 31, 2006. The Company did not have any unbilled receivables at December 31, 2005.

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

(2) EMPLOYEE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

The fair value of each option and stock appreciation right (“SAR”) grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2006 and 2005:

	2006		2005
Expected life	5.00	years	5.00	years
Dividend rate	0%		0%
Risk-free interest rate	4.32%		4.00%
Volatility factors	94%		106%

The weighted-average exercise price and weighted-average fair value of options granted during the three months ended March 31, 2006 and 2005 where the market price equals, exceeds, or is less than the exercise price at the time of grant is as follows:

	2006			2005
	Equals	Exceeds	Is Less Than	Equals	Exceeds	Is Less Than
Exercise price	$1.35	—	—	$2.35	—	—
Fair value of option	$0.99	—	—	$1.85	—	—

No SARs were granted in during the three months ended March 31, 2006 and 2005.

(3) SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has identified three segments within which it operates. HyperFeed has two business segments, which are HTPX and HMDP. HTPX is offered as a complete turnkey solution for the normalization, databasing, integration and transmission of high performance, real-time data sources from market data sources, content providers, and proprietary in-house sources. HMDP, which the Company acquired in the second quarter of 2005, is a market data platform that integrates market data from any source into any type of display or application software: transactional, web distribution, risk management, or other mid and back-office systems. HMDP is currently generating no revenue because it is still in the developmental stage. In the first quarter of 2006, HyperFeed first began to differentiate between HTPX and HMDP based upon the operating results of each segment and to allocate resources accordingly. HYPRWare derives revenue from royalties related to license fees collected by Townsend from subscribers to Townsend’s service over the Internet who had been referred through HYPRWare. The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Unaudited Interim Consolidated Financial Statements. Financial information relating to industry segments were as follows for the three months ended March 31, 2006 and March 31, 2005:

	Three Months Ended March 31,
	2006	2005
Sales to unaffiliated customers
HyperFeed - HTPX	$920,911	$794,181
HyperFeed - HMDP	—	—
HYPRWare	77,573	94,873
Total revenue	$998,484	$889,054

HyperFeed - HTPX	92.2%	89.3%
HyperFeed - HMDP	—	—
HYPRWare	7.8%	10.7%
Total revenue	100.0%	100.0%

Operating income (loss) from continuing operations
HyperFeed - HTPX	$(2,177,845)	$(1,739,889)
HyperFeed — HMDP	(469,215)	—
HYPRWare	76,739	91,474
Total operating loss from continuing operations	$(2,570,321)	$(1,648,415)

HyperFeed - HTPX	*	*
HyperFeed - HMDP	*	*
HYPRWare	*	*
Total operating loss from continuing operations	*	*

Identifiable assets
HyperFeed - HTPX	$3,828,655	$3,570,648
HyperFeed - HMDP	1,156,876	—
HYPRWare	84,322	141,873
Total identifiable assets	$5,069,853	$3,712,521

HyperFeed - HTPX	75.5%	96.2%
HyperFeed - HMDP	22.8%	—
HYPRWare	1.7%	3.8%
Total identifiable assets	100.0%	100.0%

* percentages not meaningful

(4) INTANGIBLES

On April 30, 2001, the Company acquired certain assets of Marketscreen.com, Inc. (“Marketscreen”) for $100,000 and 45,000 shares of HyperFeed’s common stock and, in conjunction with the Marketscreen acquisition, acquired certain assets of Lasdorf Corporate Services, Inc. (“Lasdorf”) for $300,000. The acquisitions of Marketscreen and of Lasdorf’s intellectual property were accounted for under the purchase method of accounting. The total purchase price of $1,607,609 consisted of $1,147,500 for the fair value of common stock issued, $400,000 of cash consideration, and $60,109 for acquisition fees and expenses.

During the fourth quarter of 2002, the Company conducted a review of the carrying value of goodwill and purchased intangible assets. Certain intangibles were determined to be impaired because the carrying amount of the assets exceeded the undiscounted future cash flows expected to be derived from the assets. The impairment losses aggregating $0.7 million were measured as the amount by which the carrying amounts of the assets exceeded the fair values of the assets, determined based on the discounted future cash flows expected to be derived from the assets. No impairment losses were recorded since the fourth quarter of 2002. At December 31, 2005, the intangible asset was fully amortized.

On September 23, 2004, the Company repurchased a customer contract that had been sold by HyperFeed to Interactive Data Corporation (“IDC”) as part of the sale of HyperFeed’s institutional consolidated market data feed business in October 2003. As a result of this repurchase, the Company recorded an intangible asset of $127,500. At December 31, 2005, the intangible asset was fully amortized.

On February 16, 2005, the Company acquired Focus Technology Group LLC (“Focus”), a Delaware limited liability company, developer of Smart Order Routing Technology for Traders (“SORTT”). The Company purchased substantially all of the assets of Focus, which primarily consisted of developed technology, a customer contract and relationships. The acquisition of Focus was considered to be an acquisition of a development stage enterprise, as defined under SFAS No. 141, “Business Combinations,” and was not considered a business combination. As a result, the transaction was accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” The guaranteed portion of the purchase price was $350,000, with $250,000 paid at closing and $100,000 due on the first anniversary following closing, and was allocated to the identifiable intangible assets on the basis of their estimated fair values on the acquisition date. The Company allocated $250,000 to developed technology, $80,000 to non-compete agreements, and $20,000 to customer contracts, with amortization periods of three years, two years, and one year, respectively. The purchase price also included a contingent portion dependent upon the achievement of certain growth targets for license and maintenance revenues from the SORTT applications through February 2008, not to exceed $3.4 million in the aggregate. As of March 31, 2006, the Company did not have any contingent payments due.

Intangible asset data is as follows:

	March 31, 2006		March 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangibles:
Developed technology	$250,000	$(93,750)	$430,000	$(158,750)
Non-compete agreements	80,000	(45,000)	80,000	(5,000)
Acquired customer contract	20,000	(20,000)	147,500	(122,917)
Total	$350,000	$(158,750)	$657,500	$(286,667)

Estimated amortization, for the year ended
December 31, 2005	$—		$203,750
December 31, 2006	125,833		125,833
December 31, 2007	88,333		88,333
December 31, 2008	10,417		10,417

The net amortized intangibles at March 31, 2006 are $191,250. The weighted average amortization period is 2.66 years in total. The net amortized intangibles at March 31, 2005 are $370,833. The weighted average amortization period is 2.53 years in total.

(5) LICENSED SOFTWARE

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

(6) LINE OF CREDIT AND CONVERTIBLE NOTE

On December 20, 2005, the Company issued a Promissory Note to PICO in the amount of $810,000 at an interest rate of 7.0% per annum. The entire unpaid principal balance and related interest under the December 20, 2005 Promissory Note was due and payable not later than January 31, 2006.

On January 23, 2006, the Company issued a Promissory Note to PICO in the amount of $1,500,000 at an interest rate of 7.0% per annum. The entire unpaid principal balance and related interest under the January 23, 2006 Promissory Note was due and payable not later than February 28, 2006. The Company paid off a $500,000 line of credit with the borrowings from the January 23, 2006 Promissory Note and cancelled the line of credit.

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

On March 15, 2006, the Company issued a Promissory Note to PICO in the amount of $4,160,000 at an interest rate of 7.0% per annum. The Company borrowed an additional $850,000 under the March 15, 2006 Promissory Note. The principal sum borrowed under the February 15, 2006 Promissory Note and the March 15, 2006 Promissory Note totaled $4,160,000. In connection with this issuance, the February 15, 2006 Promissory Note was cancelled. The entire unpaid principal balance and related interest under the March 15, 2006 Promissory Note was due and payable not later than April 30, 2006.

On March 30, 2006, the Company issued to PICO the 2006 Convertible Note, which replaced the March 15, 2006 Promissory Note. Under the terms of the 2006 Convertible Note, the Company may borrow up to $10.0 million at an interest rate of prime plus 2.75%. The Company is obligated to repay all outstanding principal and accrued interest under the 2006 Convertible Note two years from issuance. The 2006 Convertible Note, which is convertible by PICO at any time into HyperFeed’s common stock, provides that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the 2006 Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of (i) 80% of the five-day moving average per share price of HyperFeed’s common stock on the date of conversion or (ii) 80% of $1.05 per share. The number of shares of HyperFeed’s common stock issuable upon conversion of the 2006 Convertible Note is not subject to a cap. In addition, in connection with issuing the 2006 Convertible Note, the Company issued to PICO a warrant to purchase 125,000 shares of HyperFeed’s common stock at an exercise price of $1.05 per share. The fair value assigned to the warrants was $0.1 million. The warrant expires on March 30, 2009.

The 2006 Convertible Note contains a beneficial conversion feature and, as a result, the Company recorded additional paid in capital and interest expense of $2.2 million for the three ended March 31, 2006, in accordance with EITF Issue No. 00-27, “Application of EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” to Certain Convertible Instruments.” The 2006 Convertible Note is secured by all of the assets of the Company and contains customary representations, warranties, covenants, and events of default. As of March 31, 2006, the Company has borrowed $4.2 million under the terms of the 2006 Convertible Note and has accrued interest of $0.1 million.

(7) DISCONTINUED OPERATIONS

On October 31, 2003, the Company sold its institutional consolidated market data feed business to IDC for $8.5 million. The sale allowed HyperFeed to focus on its business model as a utility provider of technology, software, and managed services for financial institutions. The sale price of $8.5 million included (1) an initial payment of $7.0 million cash paid on October 31, 2003, (2) $0.6 million in holdbacks payable upon completion of custom software and the fulfillment of certain transition services, and (3) an $0.9 million indemnification holdback. The Company also entered into a transition services agreement whereby IDC reimbursed HyperFeed on a monthly basis for direct costs relative to the purchased business. These costs included costs associated with resources dedicated to the transition, communications expenses, and other related costs. Of the $0.6 million in holdbacks related to completion of customer software and fulfillment of certain transition services, the Company received $0.4 million and waived $0.1 million during the first quarter of 2004 and received the final $0.1 million during the third quarter of 2005. Of the $0.9 million, indemnification holdback, as of March 31, 2006, the Company remains eligible to receive $0.2 million, subject to satisfaction of certain conditions. This amount has previously been reduced by $0.1 million attributable to the customer contract repurchased from IDC in September 2004, $0.1 million received in the fourth quarter of 2004, $0.3 million received in the fourth quarter of 2005, and $0.2 million received in the first quarter of 2006. The Company expects to receive the remaining holdback in the second quarter of 2006.

The disposition was accounted for as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations for the discontinued businesses are as follows:

The Company recognized a gain from discontinued operations of $0.1 million, net of a $0.1 million tax expense for the three months ended March 31, 2006, and no gain for three months ended March 31, 2005. The Company had no operating expenses from discontinued operations for three months ended March 31, 2006 compared to operating expenses of $22,599, unadjusted for taxes, for the three months ended March 31, 2005. There were no revenue or direct costs of revenue from discontinued operations for the three months ended March 31, 2006 and 2005.

Assets and liabilities related to discontinued operations consist of the following:

	March 31, 2006	December 31, 2005
Assets Related to Discontinued Operations
Accounts receivable, net of allowance for doubtful accounts of 2006: $182,423; 2005: $204,948	$57,094	$57,094
Total Assets Related to Discontinued Operations	$57,094	$57,094

Liabilities Related to Discontinued Operations
Accounts payable	$227,613	$45,259
Accrued expenses	262,000	488,289
Total Liabilities Related to Discontinued Operations	$489,613	$533,548

(8) SIGNIFICANT CUSTOMERS

The Nasdaq Stock Market, Inc. accounted for approximately 13% of the Company’s consolidated revenue for the first quarter of 2006 and none of the Company’s consolidated revenue for the first quarter of 2005. ComStock, Inc. accounted for approximately 12% and 22% of the Company’s consolidated revenue in the first quarter of 2006 and 2005, respectively. Townsend accounted for approximately 8% and 11% of the Company’s consolidated revenue in the first quarter of 2006 and 2005, respectively. Susquehanna International Group, LLP accounted for approximately 7% and 14% of the Company’s consolidated revenue in the first quarter of 2006 and 2005, respectively.

(9) LITIGATION

On February 23, 2006, the Company filed a two-count complaint in the Tax Court of New Jersey contesting the determination by the New Jersey Division of Taxation that HyperFeed had nexus with New Jersey for the purposes of (i) the New Jersey Corporation Tax and (ii) the New Jersey Sales and Use Tax for the period beginning January 1, 1994 and forward. On April 25, 2006, the Company received notice that the New Jersey Division of Taxation has denied the allegations set forth in the two-count complaint. The Company intends to aggressively contest the determination. As of March 31, 2006, the Company had accrued $250,000 in potential tax liability and recorded the expense in discontinued operations.

The Company is a party to various other legal proceedings incidental to its business operations, none of which is expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 2005. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2005 audited consolidated financial statements have been omitted from these interim consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of HyperFeed Technologies, Inc. (“HyperFeed”) and its

subsidiary, HYPRWare, Inc. (“HYPRWare”), (collectively, the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statement of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include risks related to the possibility of requiring additional financing; the possible issuance of additional shares and significant dilution of our stockholders’ ownership percentage associated with our secured convertible note payable; the execution of our business plan; the fluctuations in our financial results; our history of operating losses; attracting and retaining qualified management and key employees; the timely development and introduction of new product and service initiatives at competitive prices and performance levels; pending or future legal proceedings; the effect of economic and business conditions generally; and risks that are otherwise described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and from time to time in the Company’s other reports and registration statements filed with the Securities and Exchange Commission.

OVERVIEW

The Company has sustained significant losses in recent years and in the first quarter of 2006. In particular, we incurred a net loss of $4.7 million for the first quarter of 2006 compared to a net loss of $2.0 million for the same period in 2005, and an overall net loss of $9.5 million for the fiscal year ended December 31, 2005. Included in the net loss of $4.7 million for the first quarter of 2006 is $2.2 million of non-cash interest expense related to the beneficial conversion feature of the Secured Convertible Promissory Note (the “2006 Convertible Note”) issued by the Company to PICO Holdings Inc. (“PICO”) in the first quarter of 2006 described in Note 6 of the Notes to Unaudited Interim Consolidated Financial Statements. Additionally, the Company’s negative cash flows from operating activities increased to $2.4 million for the three months ended March 31, 2006 compared to $0.5 million for the three months ended March 31, 2005. The recurring losses and negative cash flows may raise substantial doubt about the Company’s ability to continue as a going concern. Total revenue for the first quarter of 2006 increased 12.3% to $1.0 million compared with $0.9 million for the same period in 2005.

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

In the first quarter of 2006, the Company issued the 2006 Convertible Note to PICO for $10.0 million, payable two years from issuance, as described in Note 6 of the Notes to Unaudited Interim Consolidated Financial Statements. However, the Company may not have sufficient capital resources to repay or refinance the 2006 Convertible Note when it comes due in March 2008. In the event that PICO chooses not to convert the 2006 Convertible Note and the Company is unable to repay or refinance the 2006 Convertible Note at such time, PICO will also have the right to declare the 2006 Convertible Note in default and may, at its option, pursue any other remedies available to it. If the Company requires additional capital resources, there can be no assurances that such capital will be available or that such capital will be available on terms satisfactory to the Company. If the Company does not obtain such capital, it may not have sufficient capital resources to fund continuing operations.

The Company derives revenue from software licensing, maintenance, and consulting fees. In general, the Company expects that its licensing fees will be structured as a one time fee with a recurring maintenance fee, a recurring monthly fee, based upon the nature, size, and scope of the licensee, or a monthly fee, based upon the number of end users that rely upon the products and services offered by the licensee. Consulting fees charged to customers are expected to vary based upon the nature, size, and scope of the projects undertaken.

The Company’s direct costs of revenue are composed largely of software development amortization costs, royalty fees and labor associated with consulting services.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Revenue

Total revenue for the three months ended March 31, 2006 increased 12.3% to $1.0 million compared with $0.9 million for the three months ended March 31, 2005. While HyperFeed’s revenue increased for the three months ended March 31, 2006 compared to the same period in 2005, HYPRWare revenue decreased for the same comparable periods.

HyperFeed revenue increased 16.0% to $0.9 million for the three months ended March 31, 2006 compared with $0.8 million for the three months ended March 31, 2005. The increase is due to an increase in the number of new customers quarter over quarter. HyperFeed revenue is derived from HTPX and HBOX software and ticker plant technologies and includes license and consulting revenue, including revenue from multi-year contracts with Chicago Board Options Exchange, Philadelphia Stock Exchange, ComStock, Inc., Susquehanna International Group, LLP, and The Nasdaq Stock Market, Inc. There was no HMDP revenue for the three months ended March 31, 2006 and 2005.

HYPRWare revenue decreased 18.2% to $77,573 for the three months ended March 31, 2006 compared with $94,873 for the three months ended March 31, 2005. HYPRWare derives revenue from royalties related to license fees for customers it referred to Townsend Analytics, Ltd. (“Townsend”) prior to December 31, 2002. The decline in HYPRWare service revenue is due to a decrease in royalties from Townsend as former HYPRWare customers serviced by Townsend decrease. The Company currently expects that any future revenue recognized by HYPRWare will be derived exclusively from royalties from the licensing agreement with Townsend.

Total Expenses

Total expenses (including direct costs of revenue, operating expenses, other expenses, and expenses in discontinued operations) increased 103.6% to $5.8 million for the three months ended March 31, 2006 compared with $2.9 million for the three months ended March 31, 2005. The increase was principally due to the non-cash interest expenses of $2.2 million incurred in connection with the beneficial conversion feature related to the 2006 Convertible Note issued by the Company to PICO described in Note 6 of the Notes to Unaudited Interim Consolidated Financial Statements. The $5.8 million of total expense for the three months ended March 31, 2006 consists of $5.3 million for HTPX and $0.5 million for HMDP. There were no expenses related to HMDP for the three months ended March 31, 2005.

Direct Costs of Revenue

Total direct costs of revenue increased 57.7% to $0.4 million for the three months ended March 31, 2006 compared with $0.3 million for the three months ended March 31, 2005. The principal component of this increase for the three months was $0.1 million for license fees related to the provision of third party data. Amortization of software development costs remained relatively unchanged at $0.3 million for the three months ended March 31, 2006 and 2005. Direct costs of revenue associated with HTPX for the three months ended March 31, 2006 were $0.4 million and direct costs of revenue associated with HMDP were $0.1 million for the three months ended March 31, 2006. There were no direct costs of revenue related to HMPD for the three months ended March 31, 2005. There are no direct costs of revenue related to HYPRWare service revenue as such amounts consist solely of royalty income. Gross margin remained unchanged at $0.6 million for the three months ended March 31, 2006 compared with the three months ended March 31, 2005. Direct costs as a percentage of total revenue increased to 44.7% for the three months ended March 31, 2006 compared with 31.9% for the three months ended March 31, 2005. The increase in the proportion of direct costs of revenue to total revenue for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due to an overall increase in direct costs of revenue.

Operating Expenses

Total operating expenses increased 38.5% to $3.1 million for the three months ended March 31, 2006 compared with $2.3 million for the three months ended March 31, 2005. Increases were experienced in sales and marketing costs, research and development costs, and operations costs while general and administrative costs and depreciation and amortization costs remained relatively unchanged. The $3.1 million of total operating expenses for the three months ended March 31, 2006 consists of $2.6 million for HTPX and $0.5 million for HMDP. There were no operating expenses related to HMDP for the three months ended March 31, 2005. Total operating expenses as a percentage of total revenue increased to 312.7% for the three months ended March 31, 2006 compared to 253.6% for the three months ended March 31, 2005. The increase in the proportion of total operating expenses to total revenue for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due to an overall increase in total operating expenses.

Sales and marketing costs increased 54.6% to $0.5 million for the three months ended March 31, 2006 compared with $0.3 million for the three months ended March 31, 2005. The increase for the three-month period primarily resulted from $0.1 million of costs associated with selling the HMDP product, which the Company acquired in the second quarter of 2005, and $0.1 million of additional labor costs due to growth in the Company’s sales force. The $0.5 million of sales and marketing costs for the three months ended March 31, 2006 consist of $0.3 million for HTPX and $0.2 million for HMDP. There were no sales and marketing costs related to HMDP for the three months ended March 31, 2005. Sales costs as a percentage of total revenue were 53.1% for the three months ended March 31, 2006 compared to 38.6% for the three months ended March 31, 2005. The increase in the proportion of sales and marketing costs to total revenue for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due to an overall increase in sales and marketing costs.

General and administrative costs remained unchanged at $0.8 million for the three months ended March 31, 2006 and March 31, 2005. The $0.8 million of general and administrative costs for the three months ended March 31, 2006 consists of $0.7 million for HTPX and $0.1 million for HMDP. There were no general and administrative costs related to HMDP for the three months ended March 31, 2005. General and administrative costs as a percentage of total revenue decreased to 78.8% for the three months ended March 31, 2006 compared to 90.0% for the three months ended March 31, 2005. The decrease in the proportion of general and administrative costs to total revenue for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due to an increase in total revenue.

Research and development costs increased 55.4% to $0.6 million for the three months ended March 31, 2006 compared with $0.4 million for the three months ended March 31, 2005. The increase for the three-month period resulted from $0.1 million in additional labor costs and $0.1 million for the outsourcing of labor, incurred in each case to enhance HyperFeed’s product line. The $0.6 million of research and development costs for the three months ended March 31, 2006 consists of $0.5 million for HTPX and $0.1 million for HMDP. There were no research and development costs related to HMDP for the three months ended March 31, 2005. Research and development costs as a percentage of total revenue increased to 61.5% for the three months ended March 31, 2006 compared to 44.4% for the three months ended March 31, 2005. The increase in the proportion of research and development costs to total revenue for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due to an overall increase in research and development costs.

Operations costs increased 104.6% to $1.0 million for the three months ended March 31, 2006 compared with $0.5 million for the three months ended March 31, 2005. The increase resulted from $0.1 million for communication costs and $0.3 million in labor costs relating to the end of the transition service agreement period related to the sale of HyperFeed’s institutional consolidated market data feed business and $0.1 million for data acquisition costs that the Company did not incur in the first quarter of 2005. Operations costs consist of technical support, data maintenance, data access, and communications costs. The $1.0 million for the three months ended March 31, 2006 consists of $0.9 million for HTPX and $45,393 for HMDP. There were no operations costs related to HMDP for the three months ended March 31, 2005. Operations costs as a percentage of total revenue were 103.0% for the three months ended March 31, 2006 compared to 56.6% for the three months ended March 31, 2005. The increase in the proportion of operations costs to total revenue for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due to an overall increase in operations costs.

Depreciation and amortization remained unchanged at $0.2 million for the three months ended March 31, 2006 and March 31, 2005. The $0.2 million of depreciation and amortization costs for the three months ended March 31, 2006 consist of $0.2 million for HTPX and $2,442 for HMDP. There were no depreciation and amortization costs related to HMDP for the three months ended March 31, 2005. Depreciation and amortization as a percentage of total revenue decreased to 16.2% for the three months ended March 31, 2006 compared to 24.0% for the three months ended March 31, 2005. The decrease in the proportion of depreciation and amortization costs to total revenue for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due to an increase in total revenue.

Interest expense increased 655.5% to $2.2 million for the three months ended March 31, 2006 compared with $0.3 million for the three months ended March 31, 2005. The increase principally resulted from non-cash interest expense of $2.2 million recorded in the first quarter of 2006 related to the beneficial conversion feature of the 2006 Convertible Note compared to non-cash interest expenses of $0.3 million recorded in the first quarter of 2005 related to the beneficial conversion feature of an amended and restated Secured Convertible Promissory Note issued by the Company to PICO in the first quarter of 2005 (the “Restated Convertible Note”). Additionally, the Company recorded accrued interest of $0.1 million for the three months ended March 31, 2006 on borrowings against the 2006 Convertible Note compared to $8,556 of accrued interest and a commitment fee of $9,143 for the three months ended March 31, 2005 against the borrowings under the Restated Convertible Note. HTPX absorbed 100.0% of the interest expense for the three months ended March 31, 2006 and 2006.

Discontinued Operations

In June 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., and, in October 2003, the Company sold its institutional consolidated market data feed business. Due to the completion of it obligations under the transition service agreement entered into in connection with the sale of its consolidated market data feed business in the second quarter of 2005, the Company did not record any income or expense related to discontinued operations for the three months ended March 31, 2006 compared with a net loss from discontinued operations of $22,599, unadjusted for tax, for the three months ended March 31, 2005. The net loss for the three months ended March 31, 2005 resulted from the incurrence of inbound communications costs associated with the Company’s obligation under a transition services agreement related to the sale of its consolidated market data feed business. The Company recorded $0.1 million, net of tax expense of $0.1 million, as a gain on disposition of discontinued operations during the first quarter of 2006 related to holdbacks from the sale of its institutional consolidated market data feed business. The Company had no comparable gain the first quarter of 2005.

As of March 31, 2006, assets related to discontinued operations consist of accounts receivable, net of allowance, prior to November 1, 2003. Liabilities related to discontinued operations consist of (1) accounts payables related to a sales tax settlement and (2) accrued expenses related to a potential tax liability. See Note 7 of the Notes to Unaudited Interim Consolidated Financial Statements. The Company expects the assets and liabilities related to the discontinued operations to be completely settled during 2008.

LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents decreased to $0.2 million at March 31, 2006 from $0.3 million at December 31, 2005.

Operating activities used net cash of $2.4 million for the three months ended March 31, 2006 compared to net cash used of $0.5 million for the three months ended March 31, 2005. The net loss for the three months ended March 31, 2006 of $4.7 millions was offset in part by non-cash items, including $2.2 million of interest expense related to the beneficial conversion feature of the 2006 Convertible Note, $0.5 million of depreciation and amortization of long-lived assets, and $0.1 million of stock based compensation expense. The net loss for the three months ended March 31, 2005 of $2.0 million was offset by non-cash items of $0.5 million, such as depreciation and amortization of long-lived assets.

Investing activities used net cash of $0.6 million for the three months ended March 31, 2006 compared to net cash used of $0.8 million for the three months ended March 31, 2005. During the three months ended March 31, 2006, the Company invested $0.2 million in equipment and $0.4 million in its licensed and developed technology. Additionally, the Company established a $0.1 million certificated of deposit during the first quarter of 2006. The Company collected  $0.1 million that is applied to a note receivable from Money.net. During the three months ended March 31, 2005, the Company invested $0.1 million in equipment and $0.3 million in its developed technology. Additionally, in the first quarter of 2005, the Company acquired the assets of Focus Technology Group LLC for $0.4 million, as described in Note 4 of the Notes to Unaudited Interim Consolidated Financial Statements.

Financing activities provided net cash of $2.9 million for the three months ended March 31, 2006 compared to net cash provided of $1.1 million for the three months ended March 31, 2005.

On December 20, 2005, the Company issued a Promissory Note to PICO in the amount of $0.8 million at an interest rate of 7.0% per annum. The entire unpaid principal balance and related interest under the December 20, 2005 Promissory Note was due and payable not later than January 31, 2006.

On January 23, 2006, the Company issued a Promissory Note to PICO in the amount of $1.5 million at an interest rate of 7.0% per annum. The entire unpaid principal balance and related interest under the January 23, 2006 Promissory Note was due and payable not later than February 28, 2006. The Company paid off a $0.5 million line of credit with the borrowings from the January 23 Promissory Note and cancelled the line of credit.

On February 15, 2006, the Company issued a Promissory Note to PICO in the amount of $3.3 million at an interest rate of 7.0% per annum. The Company borrowed an additional $1.0 million under the February 15, 2006 Promissory Note. The principal sum borrowed under the December 20, 2005 Promissory Note, the January 23, 2006 Promissory Note, and the February 15, 2006 Promissory Note totaled $3.3 million. In connection with this issuance, the December 20, 2005 Promissory Note and the January 23, 2006 Promissory Note were cancelled. The entire unpaid principal balance and related interest under the February 15, 2006 Promissory Note was due and payable not later than March 31, 2006.

On March 15, 2006, the Company issued a Promissory Note to PICO in the amount of $4.2 million at an interest rate of 7.0% per annum. The Company borrowed an additional $0.9 million under the March 15, 2006 Promissory Note. The principal sum borrowed under the February 15, 2006 Promissory Note and the March 15, 2006 Promissory Note totaled $4.2 million. In connection with this issuance, the February 15, 2006 Promissory Note was cancelled. The entire unpaid principal balance and related interest under the March 15, 2006 Promissory Note was due and payable not later than April 30, 2006.

On March 30, 2006, the Company issued to PICO the 2006 Convertible Note which replaced the March 15, 2006 Promissory Note. Under the terms of the 2006 Convertible Note, the Company may borrow up to $10.0 million at an interest rate of prime plus 2.75%. The Company is obligated to repay all outstanding principal and accrued interest under the 2006 Convertible Note two years from issuance. The 2006 Convertible Note, which is convertible by PICO at any time into HyperFeed’s common stock, provides that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the 2006 Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of (i) 80% of the five-day moving average per share price of HyperFeed’s common stock on the date of conversion or (ii) 80% of $1.05 per share. The number of shares of HyperFeed’s common stock issuable upon conversion of the 2006 Convertible Note is not subject to a cap. In addition, in connection with issuing the 2006 Convertible Note, the Company issued to PICO a warrant to purchase 125,000 shares of HyperFeed’s common stock, at an exercise price of $1.05 per share. The warrant expires on March 30, 2009.

The 2006 Convertible Note contains a beneficial conversion feature and, as a result, the Company recorded $2.2 million of additional paid-in-capital and interest expense at March 31, 2006. The 2006 Convertible Note is secured by all of the assets of the Company and contains customary representations, warranties, covenants, and events of default. As of March 31, 2006, the Company had borrowed $4.2 million under the terms of the 2006 Convertible Note and recorded accrued interest of $0.1 million.

The Company has sustained significant losses in recent years and in the first quarter of 2006. In particular, the Company incurred a net loss of $4.7 million for the first quarter of 2006, compared to a net loss of $2.0 million for the same period in 2005, and an overall net loss of $9.5 million for the fiscal year ended December 31, 2005. Included in the net loss of $4.7 million for the first quarter of 2006 is $2.2 million of non-cash interest expense related to the beneficial conversion feature of the 2006 Convertible Note. Additionally, the Company’s negative cash flows from operating activities increased to $2.4 million for the three months ended March 31, 2006 compared to $0.5 million for the three months ended March 31, 2005. The recurring losses and negative cash flows may raise substantial doubt about the Company’s ability to continue as a going concern. Total revenue for the first quarter of 2006 increased 12.3% to $1.0 million compared with $0.9 million for the same period in 2005.

Although there can be no assurances in this regard, the Company currently believes that its existing and anticipated capital resources, including cash and cash equivalents, accounts receivable, assets related to discontinued operations, cash expected to be received from holdbacks associated with the sale of its institutional consolidated market data feed business, and available credit under the 2006 Convertible Note are sufficient to fund its operations over the next twelve months. However, the Company may not have sufficient capital resources to repay or refinance the 2006 Convertible Note when it comes due in March 2008. In the event that PICO chooses not to convert the 2006 Convertible Note and the Company is unable to repay or refinance the 2006 Convertible Note at such time, PICO will also have the right to declare the 2006 Convertible Note in default and may, at its option, pursue any other remedies available to it. If the Company requires additional capital resources, there can be no assurances that such capital will be available or available on terms satisfactory to the Company. If the Company does not obtain such capital, it may not have sufficient capital resources to fund continuing operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which eliminates the exemption from applying SFAS No.133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS No. 156 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

To facilitate an understanding of our contractual obligations and off-balance sheet arrangements, the following data is provided:

Contractual Obligations

		Payments Due by Period
		Within			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long-term debt (1)	$4,160,000	$—	$4,160,000	$—	$—
Operating leases	1,313,754	497,522	615,568	200,664	—
Total contractual obligations	$5,473,754	$497,522	$4,775,568	$200,664	$—

(1) Long-term debt does not include future interest payments.

The Company has no material unconditional purchase obligations as defined by SFAS No. 47, “Disclosure of Long-Term Purchase Obligations”.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2006, the Company had excess cash invested in a money market account. The Company does not expect any material loss, if at all, on these investments.

In connection with issuing the 2006 Convertible Note, the Company issued to PICO a warrant to purchase 125,000 shares of HyperFeed’s common stock, at an exercise price of $1.05 per share. The warrant expires on March 30, 2009. All else remaining constant, for every $0.10 per share increase over $1.05 per share price of HyperFeed’s common stock, the Company would incur interest expense of approximately $7,700 in connection with the fair value of the warrants. All else remaining constant, for every 1.0% increase in the discount rate, the Company would incur interest expense of approximately $800 in connection with the fair value of the warrants.

The Company is subject to variable interest rates that could fluctuate with market conditions.

ITEM 4. Controls and Procedures

a)              Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act.

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

PART II

ITEM 1. Legal Proceedings

On February 23, 2006, the Company filed a two-count complaint in the Tax Court of New Jersey contesting the determination by the New Jersey Division of Taxation that HyperFeed had nexus with New Jersey for the purposes of (i) the New Jersey Corporation Tax and (ii) the New Jersey Sales and Use Tax for the period beginning January 1, 1994 and forward. On April 25, 2006, the Company received notice that the New Jersey Division of Taxation has denied the allegations set forth in the two-count complaint. The Company intends to aggressively contest the determination. As of March 31, 2006, the Company had accrued $250,000 in potential tax liability and recorded the expense in discontinued operations.

The Company is a party to various other legal proceedings incidental to its business operations, none of which is expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A - “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” and in Note 6 of the Notes to Unaudited Interim Consolidated Financial Statements, on March 30, 2006, the Company issued to PICO a Secured Convertible Promissory Note (the “2006 Convertible Note”) that replaced a $4.2 million Promissory Note issued to PICO on March 15, 2006. Under the terms of the 2006 Convertible Note, the Company may borrow up to $10.0 million at an interest rate of prime plus 2.75%. The Company is obligated to repay all outstanding principal and accrued interest under the 2006 Convertible Note two years from issuance. The 2006 Convertible Note, which is convertible by PICO at any time into shares of HyperFeed’s common stock, provides that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the 2006 Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of (i) 80% of the five-day moving average per share price of HyperFeed’s common stock on the date of conversion or (ii) 80% of $1.05 per share. The number of shares of HyperFeed’s common stock issuable upon conversion of the 2006 Convertible Note is not subject to a cap. In addition, in connection with issuing the 2006 Convertible Note, the Company issued to PICO a warrant to purchase 125,000 shares of HyperFeed’s common stock, at an exercise price of $1.05 per share. The warrant expires on March 30, 2009.

The 2006 Convertible Note, the warrant, and the shares of common stock to be issued in connection with the issuance of such note were offered and sold to PICO in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

There were no repurchases of securities made by us in a month within the fourth quarter of our fiscal year ended March 31, 2006.

ITEM 6. Exhibits

Exhibit 31.1 - Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2 - Certification of the Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

Date:	May 9, 2006

By:	/s/ Paul Pluschkell
Paul Pluschkell
President and Chief Executive Officer

By:	/s/ Gemma Lahera
Gemma Lahera
Principal Accounting Officer