Form 10-Q
period 2006-06-30
HYPERFEED TECHNOLOGIES INC
filed 2006-08-08
CIK 745774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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

The number of shares of common stock outstanding as of August 4, 2006 was 7,643,474 shares.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I

ITEM 1. Financial Statements

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$98,145	$302,171
Short-term investment	75,000	—
Accounts receivable, less allowance for doubtful accounts of: 2006: $189,091; 2005: $101,309	144,237	191,656
Notes receivable, less allowance for doubtful accounts of: 2006: $0; 2005: $10,830	—	90,493
Prepaid expenses and other current assets	240,039	64,351
Assets related to discontinued operations	40,917	57,094
Total Current Assets	598,338	705,765

Property and equipment
Computer equipment	1,548,705	1,511,660
Communication equipment	555,936	737,993
Furniture and fixtures	54,856	74,853
Leasehold improvements	—	9,260
	2,159,497	2,333,766
Less: Accumulated depreciation and amortization	(1,434,695)	(1,798,168)
Property and equipment, net	724,802	535,598
Intangible assets, net of accumulated amortization of: 2006: $189,583; 2005: $432,917	160,417	224,583
Software development costs, net of accumulated amortization of: 2006: $2,257,183; 2005: $2,709,165	3,447,189	3,102,182
Deposits and other assets	64,699	47,390
Total Assets	$4,995,445	$4,615,518

Liabilities and Stockholders’ Equity
Current Liabilities
Convertible note payable to affiliate	$6,680,000	$810,000
Line of credit	—	500,000
Accounts payable	1,805,201	1,423,756
Accrued expenses	398,392	272,342
Accrued professional fees	189,150	189,975
Accrued compensation	132,447	80,279
Income taxes payable	2,040	12,014
Unearned revenue	491,898	245,774
Liabilities related to discontinued operations	451,089	533,548
Total Current Liabilities	10,150,217	4,067,688

Accounts payable, less current portion	—	815,625
Accrued expenses, less current portion	239,063	287,347
Total Noncurrent Liabilities	239,063	1,102,972
Total Liabilities	10,389,280	5,170,660

Stockholders’ Equity
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding 7,643,474 shares at June 30, 2006 and 7,641,889 shares at December 31, 2005	7,644	7,642
Additional paid-in capital	56,152,804	54,238,176
Accumulated deficit	(61,554,283)	(54,800,960)
Total Stockholders’ Equity	(5,393,835)	(555,142)
Total Liabilities and Stockholders’ Equity	$4,995,445	$4,615,518

See accompanying notes to unaudited interim consolidated financial statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
Revenue
HyperFeed	$807,569	$957,744	$1,728,480	$1,751,925
HYPRWare	74,302	86,785	151,875	181,658
Total Revenue	881,871	1,044,529	1,880,355	1,933,583

Direct Costs of Revenue	440,625	278,754	887,357	561,997

Gross Margin	441,246	765,775	992,998	1,371,586

Operating Expenses
Sales and marketing	514,384	505,447	1,045,073	848,771
General and administrative	746,541	737,814	1,533,642	1,537,883
Research and development	508,687	336,320	1,122,833	731,405
Operations	988,598	542,449	2,017,405	1,045,248
Depreciation and amortization	130,651	195,907	291,981	408,856
Total Operating Expenses	2,888,861	2,317,937	6,010,934	4,572,163

Loss from Operations	(2,447,615)	(1,552,162)	(5,017,936)	(3,200,577)

Other Income (Expense)
Interest income	1,514	44	1,664	82
Interest income (expense)	346,985	(495,504)	(1,902,051)	(793,177)
Other Income (Expense), Net	348,499	(495,460)	(1,900,387)	(793,095)

Loss from Continuing Operations Before Income Taxes	(2,099,116)	(2,047,622)	(6,918,323)	(3,993,672)
Income tax benefit	—	—	63,000	—
Loss from Continuing Operations	(2,099,116)	(2,047,622)	(6,855,323)	(3,993,672)

Discontinued Operations
Loss from discontinued operations	—	(17,050)	—	(39,649)
Income tax benefit (expense) from discontinued operations	—	—	—	—
Gain on disposition of discontinued operations	—	—	165,000	—
Income tax expense from gain on disposition of discontinued operations	—	—	(63,000)	—
Income (Loss) from Discontinued Operations	—	(17,050)	102,000	(39,649)

Net Loss	$(2,099,116)	$(2,064,672)	$(6,753,323)	$(4,033,321)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.27)	$(0.66)	$(0.90)	$(1.30)
Discontinued operations	—	(0.01)	0.02	(0.01)
Basic and diluted net loss per share	$(0.27)	$(0.67)	$(0.88)	$(1.31)

Basic and diluted weighted-average common shares outstanding	7,643,474	3,090,333	7,642,686	3,084,390

See accompanying notes to unaudited interim consolidated financial statements.

HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For The Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(6,753,323)	$(4,033,321)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	291,981	408,856
Amortization of software development costs	643,954	512,208
Noncash compensation-related charges	151,880	—
Provision for doubtful accounts	78,976	17,456
Interest expense related to convertible note payable to affiliate	1,682,217	776,250
Changes in assets and liabilities, net of effects from dispositions:
Accounts receivable	(31,557)	190,601
Prepaid expenses and other current assets	(96,883)	(60,344)
Deposits and other assets	(17,309)	(587)
Accounts payable	(434,180)	442,085
Accrued expenses	129,109	187,084
Income taxes payable	(9,974)	—
Unearned revenue	246,124	(94,799)
Net cash used in continuing operations	(4,118,985)	(1,654,511)
Net cash provided by (used in) discontinued operations	(66,282)	(23,576)
Net Cash Used in Operating Activities	(4,185,267)	(1,678,087)

Cash Flows from Investing Activities:
Purchase of property and equipment	(417,019)	(112,427)
Software development costs capitalized	(988,961)	(722,015)
Investment in certificate of deposit	(75,000)	—
Purchase of intangible asset	—	(350,000)
Proceeds from payment on note receivable	90,493	3,305
Net Cash Used in Investing Activities	(1,390,487)	(1,181,137)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	1,728	2,392
Proceeds from convertible note payable to affiliate	5,870,000	2,805,000
Net borrowings (repayments) under line of credit	(500,000)	35,000
Net Cash Provided by Financing Activities	5,371,728	2,842,392

Net Decrease in Cash and Cash Equivalents	(204,026)	(16,832)
Cash and cash equivalents:
Beginning of the period	302,171	193,702

End of the Period	$98,145	$176,870

Supplemental Disclosures of Noncash Operating Activities:
Beneficial conversion feature and commitment fee related to convertible note payable to affiliate (Note 6)	$1,761,022	$776,250

Supplemental disclosures of noncash investing and financing activities:
Acquisition of licensed software utilizing long-term commitment (Note 5)	$—	$1,000,000

See accompanying notes to unaudited interim consolidated financial statements.

 HYPERFEED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The accompanying notes to unaudited interim consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended December 31, 2005. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2005 audited consolidated financial statements have been omitted from these interim consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

HyperFeed Technologies, Inc., a Delaware corporation (“HyperFeed” or the “Company”), is a provider of enterprise-wide ticker plant, data platform, and transaction technology software and services to exchanges, financial institutions, content providers, channel partners, and value-added resellers. HyperFeed’s advanced software technology serves as a corporate-wide ticker plant, providing firms in the financial services industry with the flexibility and agility to control their own data sources and data content in a cost-effective manner.

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

HYPRWare, Inc. (“HYPRWare”) is a majority-owned subsidiary of HyperFeed that receives royalties related to license fees for customers it referred to a channel partner prior to December 31, 2002.

HyperFeed Acquisition Holdings, Inc., a Delaware corporation (“Acquisition Holdings”), is a wholly-owned subsidiary of HyperFeed.

PICO Holdings, Inc. (“PICO”) owns 80.0% of HyperFeed’s common stock as of June 30, 2006.

CURRENT OPERATIONS:  The Company has sustained significant losses in recent years and in the first six months of 2006. In particular, the Company incurred a net loss of $6.8 million for the first six months of 2006 compared to a net loss of $4.0 million for the same period in 2005, and an overall net loss of $9.5 million for the fiscal year ended December 31, 2005. Included in the net loss of $6.8 million for the first six months of 2006 is $1.7 million of noncash interest expense related to the beneficial conversion feature of the Secured Convertible Promissory Note (the “2006 Convertible Note”) issued by the Company to PICO in the first quarter of 2006 as described in Note 6 of the Notes to Unaudited Interim Consolidated Financial Statements. Operations through June 30, 2006 have been funded, in part, by advances on the 2006 Convertible Note. As of June 30, 2006, the Company has an outstanding principal balance of $6.7 million under the terms of the 2006 Convertible Note and has accrued, but unpaid, interest of $0.2 million. Additionally, the Company’s negative cash flows from operating activities increased to $4.1 million for the six months ended June 30, 2006 compared to $1.7 million for the six months ended June 30, 2005. The recurring losses and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern. Total revenue remained relatively unchanged at $1.9 million for the first six months of 2006 and 2005.

On June 13, 2006, the Company announced that its Board of Directors approved a 1:1000 reverse stock split of its Common Stock to reduce ongoing operating costs including the substantial and increasing costs and expense associated with compliance with the laws, rules, and regulations of the U.S. Securities and Exchange Commission (“SEC”). PICO, HyperFeed’s majority stockholder, pursuant to applicable law and the Company’s bylaws, approved the reverse stock split. Pending SEC review of certain filings the Company has made pursuant to the rules and regulations set forth in Section 13e-3 of the U.S. Securities Exchange Act of 1934 to effect the reverse stock split, the reverse stock split is expected to reduce the number of stockholders of record to less than 300, which will permit the Company to terminate its obligation to file reports with the SEC (the “Going Private Transaction”). Pursuant to the terms of the Going Private Transaction, stockholders owning less than 1,000 shares would be paid an amount based on the closing price per share of the Company’s Common Stock on the Over-The-Counter Bulletin Board market on the date of effectiveness of the reverse stock split. Stockholders owning more than 1,000 shares would remain as stockholders of the Company after the reverse stock split and would have fractional shares redeemed at the same rate. The Company estimates that an aggregate of $400,000 would be paid to its stockholders to complete the reverse stock split. Funding for the transaction is expected to be provided by the 2006 Convertible Note. All amounts to be paid to HyperFeed stockholders in connection with the Going Private Transaction shall have been paid or accrued as a liability on the Company’s balance sheet before the closing date.

On June 19, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among HyperFeed, Acquisition Holdings, and Exegy Incorporated, a Delaware corporation (“Exegy”), pursuant to which HyperFeed and Exegy have agreed to combine their businesses through a merger of Exegy and Acquisition Holdings (the “Merger”). Exegy, which is a privately held company, will survive the Merger as a wholly-owned subsidiary of HyperFeed. The Company believes the combination will create an innovative technology company focused on producing unrivaled performance. Under the terms of the Merger Agreement, each Exegy common share will be converted into HyperFeed shares of common stock and each Exegy option will be converted into HyperFeed options, resulting in the stockholders of both HyperFeed and Exegy each owning 50% of the merged company on a fully diluted basis. The Merger Agreement is subject to customary conditions, and requires cash equity contributions by PICO and the stockholders of Exegy of US $5.0 million each, prior to closing. As a condition to closing, HyperFeed shall have caused PICO to convert its 2006 Convertible Note in exchange for shares of HyperFeed Common Stock in accordance with the terms of the 2006 Convertible Note. Additionally, under the terms of the Merger Agreement, HyperFeed shall have completed the Going Private Transaction. The Merger is expected to close not later than October 31, 2006.

While the Company expects the Merger to close, if it fails to do so, the Company currently believes that its existing and anticipated capital resources, including cash and cash equivalents, accounts receivable, assets related to discontinued operations, cash expected to be received from holdbacks associated with the sale of its institutional consolidated market data feed business and financing from PICO, which currently is the Company’s only source of financing, may not be sufficient to fund its operations beyond December 31, 2006. The Company believes that it will need to obtain additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, from PICO or other sources, it may be forced to cease operations at an undetermined future date. It is uncertain whether the Company’s assets will retain any value if the Company ceases operations. There are no assurances that additional funding will be available to the Company before it may be forced to cease operations.

In the first quarter of 2006, the Company issued the 2006 Convertible Note to PICO for $10.0 million, payable two years from issuance, as described in Note 6 of the Notes to Unaudited Interim Consolidated Financial Statements. The Company anticipates that PICO will convert the 2006 Convertible Note prior to the close of the Merger Agreement. However, in the event that the merger does not close, the Company may not have sufficient capital resources to repay or refinance the 2006 Convertible Note when it comes due in March 2008. In the event that PICO chooses not to convert the 2006 Convertible Note and the Company is unable to repay or refinance the 2006 Convertible Note at such time, PICO will also have the right to declare the 2006 Convertible Note in default and may, at its option, pursue any other remedies available to it. See the Company’s Current Report on Form 8-K filed on March 31, 2006. If the Company requires additional capital resources, there can be no assurances that such capital will be available or that such capital will be available on terms satisfactory to the Company. If the Company does not obtain such capital, it may not have sufficient capital resources to fund continuing operations.

PRINCIPLES OF CONSOLIDATION:  The accompanying unaudited interim consolidated financial statements include the accounts of HyperFeed and its subsidiaries, HYPRWare and Acquisition Holdings, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated interim financial statements include adjustments (consisting of normal recurring adjustments), including the elimination of all significant intercompany transactions in consolidation, which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods presented.

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

HYPRWare derives revenue from royalties related to license fees collected by Townsend Analytics, Ltd. (“Townsend”) from subscribers to Townsend’s service over the Internet who had been referred through HYPRWare prior to December 31, 2002. Revenue is recorded as royalties are reported from Townsend.

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

STOCK BASED COMPENSATION:  Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and options granted in 2006. Therefore, results for prior periods have not been restated. The Company recognized compensation expense of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2006, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 during the three and six months ended June 30, 2005. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods.

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net loss, as reported	$(2,064,672)	$(4,033,321)
Compensation expense related to stock options granted and employee stock purchase plan issuances, net of taxes	(47,285)	(100,283)
Pro forma net loss	$(2,111,957)	$(4,133,604)

Basic and diluted net loss per share, as reported	$(0.67)	$(1.31)
Pro forma basic and diluted net loss per share	$(0.68)	$(1.34)

As of July 1, 2006, the Company has approximately $0.7 million of unrecognized compensation cost related to unvested share-based compensation awards granted, which the Company expects to recognize over the next four years.

ACCOUNTS RECEIVABLE: Included in the Company’s accounts receivable balances in the Consolidated Balance Sheets are unbilled receivables of $44,100 at June 30, 2006. The Company did not have any unbilled receivables at December 31, 2005.

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

(2) EMPLOYEE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

The fair value of each option and stock appreciation right (“SAR”) grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended June 30, 2006 and 2005:

	2006	2005
Expected life	5.00 years	5.00 years
Dividend rate	0%	0%
Risk-free interest rate	4.30%	3.90%
Volatility factors	94%	106%

The weighted-average exercise price and weighted-average fair value of options granted during the six months ended June 30, 2006 and 2005 where the market price equals, exceeds, or is less than the exercise price at the time of grant is as follows:

	2006			2005
	Equals	Exceeds	Is Less Than	Equals	Exceeds	Is Less Than
Exercise price	$1.35	—	—	$2.00	—	—
Fair value of option	$0.99	—	—	$1.57	—	—

The Company granted 12,500 options in the first quarter of 2006 and no options in the second quarter of 2006. The Company granted 20,000 options in the first quarter of 2005 and 31,645 options in the second quarter of 2005. No SARs were granted during the six months ended June 30, 2006 and 2005.

(3) SEGMENT INFORMATION

While the Company operates in one industry, financial services, in applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has identified three segments within which it operates. HyperFeed has two business segments, which are HTPX and HMDP. HTPX is offered as a complete turnkey solution for the normalization, databasing, integration and transmission of high performance, real-time data sources from market data sources, content providers, and proprietary in-house sources. HMDP, which the Company acquired in the second quarter of 2005, is a market data platform that integrates market data from any source into any type of display or application software: transactional, web distribution, risk management, or other mid and back-office systems. HMDP is currently generating no revenue because it is still in the developmental stage. In the first quarter of 2006, HyperFeed first began to differentiate between the operating results of HTPX and HMDP as reportable segments.  The Company allocates resources based upon the operating results of these segments. HYPRWare derives revenue from royalties related to license fees collected by Townsend from subscribers to Townsend’s service over the Internet who had been referred through HYPRWare. The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Unaudited Interim Consolidated Financial Statements. Financial information relating to industry segments were as follows for the three and six months ended June 30, 2006 and June 30, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales to unaffiliated customers
HyperFeed — HTPX	$807,569	$957,744	$1,728,480	$1,751,925
HyperFeed — HMDP		—	—	—
HYPRWare	74,302	86,785	151,875	181,658
Total revenue	$881,871	$1,044,529	$1,880,355	$1,933,583

HyperFeed — HTPX	91.6%	91.7%	91.9%	90.6%
HyperFeed — HMDP	—	—	—	—
HYPRWare	8.4%	8.3%	8.1	9.4%
Total revenue	100.0%	100.0%	100.0%	100.0%

Operating income (loss) from continuing operations
HyperFeed — HTPX	$(2,144,833)	$(1,638,235)	$(4,322,678)	$(3,378,124)
HyperFeed — HMDP	(377,084)	(30,577)	(846,299)	(30,577)
HYPRWare	74,302	86,073	151,041	177,547
Total operating loss from continuing operations	$(2,447,615)	$(1,552,162)	$(5,017,936)	$(3,200,577)

HyperFeed — HTPX	*	*	*	*
HyperFeed — HMDP	*	*	*	*
HYPRWare	*	*	*	*
Total operating loss from continuing operations	*	*	*	*

* percentages not meaningful

Identifiable assets	June 30, 2006	December 31, 2005
HyperFeed — HTPX	$3,531,916	$3,320,596
HyperFeed — HMDP	1,435,339	1,159,497
HYPRWare	28,190	135,425
Total identifiable assets	$4,995,445	$4,615,518

HyperFeed — HTPX	70.8%	72.0%
HyperFeed — HMDP	28.6%	25.2%
HYPRWare	0.6%	2.9%
Total identifiable assets	100.0%	100.0%

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

During the fourth quarter of 2002, the Company conducted a review of the carrying value of goodwill and purchased intangible assets. Certain intangibles were determined to be impaired because the carrying amount of the assets exceeded the undiscounted future cash flows expected to be derived from the assets. The impairment losses aggregating $0.7 million were measured as the amount by which the carrying amounts of the assets exceeded the fair values of the assets, determined based on the discounted future cash flows expected to be derived from the assets. No impairment losses were recorded after the fourth quarter of 2002. At December 31, 2005, the intangible asset was fully amortized.

On September 23, 2004, the Company repurchased a customer contract that had been sold by HyperFeed to Interactive Data Corporation (“IDC”) as part of the sale of HyperFeed’s institutional consolidated market data feed business in October 2003. As a result of this repurchase, the Company recorded an intangible asset of $127,500. At December 31, 2005, the intangible asset was fully amortized.

On February 16, 2005, the Company acquired Focus Technology Group LLC (“Focus”), a Delaware limited liability company, developer of Smart Order Routing Technology for Traders (“SORTT”). The Company purchased substantially all of the assets of Focus, which primarily consisted of developed technology, a customer contract and relationships. The acquisition of Focus was considered to be an acquisition of a development stage enterprise, as defined under SFAS No. 141, “Business Combinations,” and was not considered a business combination. As a result, the transaction was accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” The guaranteed portion of the purchase price was $350,000 and was allocated to the identifiable intangible assets on the basis of their estimated fair values on the acquisition date. The Company allocated $250,000 to developed technology, $80,000 to non-compete agreements, and $20,000 to customer contracts, with amortization periods of three years, two years, and one year, respectively. The purchase price also included a contingent portion dependent upon the achievement of certain growth targets for license and maintenance revenues from the SORTT applications through February 2008, not to exceed $3.4 million in the aggregate. As of June 30, 2006, the Company did not have any contingent payments due.

Intangible asset data is as follows:

	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangibles:
Developed technology	$250,000	$(114,583)	$430,000	$(252,917)
Non-compete agreements	80,000	(55,000)	80,000	(35,000)
Acquired customer contract	20,000	(20,000)	147,500	(145,000)
Total	$350,000	$(189,583)	$657,500	$(432,917)

Estimated amortization, for the year ended

December 31, 2006	$125,833
December 31, 2007	$88,333
December 31, 2008	$10,417

The net amortized intangibles at June 30, 2006 are $160,417 and the weighted average amortization period is 2.66 years in total. The net amortized intangibles at June 30, 2005 are $316,250 and the weighted average amortization period was 2.53 years in total.

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

(6) LINE OF CREDIT AND CONVERTIBLE NOTE

On December 20, 2005, the Company issued a Promissory Note to PICO in the amount of $810,000 at an interest rate of 7.0% per annum. The entire unpaid principal balance and related interest under the December 20, 2005 Promissory Note was due and payable not later than January 31, 2006. As described below, the December 20, 2005 Promissory Note has been cancelled.

On January 23, 2006, the Company issued a Promissory Note to PICO in the amount of $1,500,000 at an interest rate of 7.0% per annum. The entire unpaid principal balance and related interest under the January 23, 2006 Promissory Note was due and payable not later than February 28, 2006. The Company paid off a $500,000 line of credit with the borrowings from the January 23, 2006 Promissory Note and cancelled the line of credit. As described below, the January 23, 2006 Promissory Note has been cancelled.

On February 15, 2006, the Company issued a Promissory Note to PICO in the amount of $3,310,000 at an interest rate of 7.0% per annum. The Company borrowed an additional $1,000,000 under the February 15, 2006 Promissory Note. The principal sum borrowed under the December 20, 2005 Promissory Note, the January 23, 2006 Promissory Note, and the February 15, 2006 Promissory Note totaled $3,310,000. In connection with this issuance, the December 20, 2005 Promissory Note and the January 23, 2006 Promissory Note were cancelled. The entire unpaid principal balance and related interest under the February 15, 2006 Promissory Note was due and payable not later than March 31, 2006. As described below, the February 15, 2006 Promissory Note has been cancelled.

On March 15, 2006, the Company issued a Promissory Note to PICO in the amount of $4,160,000 at an interest rate of 7.0% per annum. The Company borrowed an additional $850,000 under the March 15, 2006 Promissory Note. The principal sum borrowed under the February 15, 2006 Promissory Note and the March 15, 2006 Promissory Note totaled $4,160,000. In connection with this issuance, the February 15, 2006 Promissory Note was cancelled. The entire unpaid principal balance and related interest under the March 15, 2006 Promissory Note was due and payable not later than April 30, 2006. As described below, the March 15, 2006 Promissory Note has been replaced by the 2006 Convertible Note.

On March 30, 2006, the Company issued to PICO the 2006 Convertible Note, which replaced the March 15, 2006 Promissory Note. Under the terms of the 2006 Convertible Note, the Company may borrow up to $10.0 million at an interest rate of prime plus 2.75%. The Company is obligated to repay all outstanding principal and accrued interest under the 2006 Convertible Note two years from issuance. The 2006 Convertible Note, which is convertible by PICO at any time into HyperFeed’s common stock, provides that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the 2006 Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of (i) 80% of the five-day moving average per share price of HyperFeed’s common stock on the date of conversion or (ii) 80% of $1.05 per share. The number of shares of HyperFeed’s common stock issuable upon conversion of the 2006 Convertible Note is not subject to a cap. It is anticipated that the 2006 Convertible Note will be converted upon the consummation of the Merger described in Note 1 above. In addition, in connection with issuing the 2006 Convertible Note, the Company issued to PICO a warrant to purchase 125,000 shares of HyperFeed’s common stock at an exercise price of $1.05 per share. The fair value assigned to the warrants was $0.1 million. The warrant expires on March 30, 2009.

The 2006 Convertible Note contains a beneficial conversion feature and, as a result, the Company recorded additional paid in capital and interest expense of $1.7 million for the six months ended June 30, 2006, in accordance with EITF Issue No. 00-27, “Application of EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” to Certain Convertible Instruments.” The 2006 Convertible Note is secured by all of the assets of the Company and contains customary representations, warranties, covenants, and events of default. As of June 30, 2006, the Company has borrowed $6.7 million under the terms of the 2006 Convertible Note and has accrued, but unpaid, interest of $0.2 million.

(7) DISCONTINUED OPERATIONS

On October 31, 2003, the Company sold its institutional consolidated market data feed business to IDC for $8.5 million. The sale allowed HyperFeed to focus on its business model as a utility provider of technology, software, and managed services for financial institutions. The sale price of $8.5 million included (1) an initial payment of $7.0 million cash paid on October 31, 2003, (2) $0.6 million in holdbacks payable upon completion of custom software and the fulfillment of certain transition services, and (3) an $0.9 million indemnification holdback. The Company also entered into a transition services agreement whereby IDC reimbursed HyperFeed on a monthly basis for direct costs relative to the purchased business. These costs included costs associated with resources dedicated to the transition, communications expenses, and other related costs. Of the $0.6 million in holdbacks related to completion of customer software and fulfillment of certain transition services, the Company received $0.4 million and waived $0.1 million during the first quarter of 2004 and received the final $0.1 million during the third quarter of 2005. Of the $0.9 million, indemnification holdback, as of June 30, 2006, the Company remains eligible to receive $0.2 million, subject to satisfaction of certain conditions. This amount has previously been reduced by $0.1 million attributable to the customer contract repurchased from IDC in September 2004, $0.1 million received in the fourth quarter of 2004, $0.3 million received in the fourth quarter of 2005, and $0.2 million received in the first quarter of 2006. The Company received the remaining holdback in July 2006.

The disposition was accounted for as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations for the discontinued businesses are as follows:

The Company recognized a gain from discontinued operations of $102,000, net of a $63,000 tax expense, for the three and six months ended June 30, 2006, compared to no gain for three and six months ended June 30, 2005. The Company had no operating expenses from discontinued operations for three and six months ended June 30, 2006 compared to operating expenses of $17,050 and $39,649, unadjusted for taxes, for the three and six months ended June 30, 2005, respectively. There were no revenue or direct costs of revenue from discontinued operations for the three and six months ended June 30, 2006 and 2005.

Assets and liabilities related to discontinued operations consist of the following:

	June 30, 2006	December 31, 2005
Assets Related to Discontinued Operations
Accounts receivable, net of allowance for doubtful accounts of 2006: $28,705; 2005: $204,948	$40,917	$57,094
Total Assets Related to Discontinued Operations	$40,917	$57,094

Liabilities Related to Discontinued Operations
Accounts payable	$201,089	$45,259
Accrued expenses	250,000	488,289
Total Liabilities Related to Discontinued Operations	$451,089	$533,548

(8) SIGNIFICANT CUSTOMERS

The Nasdaq Stock Market, Inc. accounted for approximately 10.7% and 2.0% of the Company’s consolidated revenue for the six months ended June 30, 2006 and 2005, respectively, and approximately 8.0% and 2.4% of the company’s consolidated revenue for the three months ended June 30, 2006 and 2005, respectively. ComStock accounted for approximately 10.2% and 19.1% of the Company’s consolidated revenue for the six months ended June 30, 2006 and 2005, respectively, and approximately 8.4% and 16.8% of the Company’s consolidated revenue for the three months ended June 30, 2006 and 2005, respectively. Susquehanna International Group, LLP accounted for approximately 7.5% and 12.5% of the Company’s consolidated revenue for the six months ended June 30, 2006 and 2005, respectively, and approximately 8.0% and 11.6% of the Company’s consolidated revenue for the three months ended June 30, 2006 and 2005, respectively.

(9) LITIGATION

On February 23, 2006, the Company filed a two-count complaint in the Tax Court of New Jersey contesting the determination by the New Jersey Division of Taxation that HyperFeed had nexus with New Jersey for the purposes of (i) the New Jersey Corporation Tax and (ii) the New Jersey Sales and Use Tax for the period beginning January 1, 1994 and forward. On April 25, 2006, the Company received notice that the New Jersey Division of Taxation has denied the allegations set forth in the two-count complaint. The Company intends to aggressively contest the determination. As of June 30, 2006, the Company had accrued $250,000 in potential tax liability and recorded the expense in discontinued operations.

The Company is a party to various other legal proceedings incidental to its business operations, none of which is expected to have a material adverse effect on the financial condition or results of operations of the Company.

(10) PENDING TRANSACTIONS

On June 13, 2006, the Company announced that its Board of Directors approved a 1:1000 reverse stock split of its Common Stock to reduce ongoing operating costs including the substantial and increasing costs and expense associated with compliance with the laws, rules, and regulations of the SEC. PICO, HyperFeed’s majority stockholder, pursuant to applicable law and the Company’s bylaws, has approved the reverse stock split. Pending SEC review of certain filings the Company has made pursuant to the rules and regulations set forth in Section 13e-3 of the U.S. Securities Exchange Act of 1934 to effect the reverse stock split, the reverse stock split is expected to reduce the number of stockholders of record to less than 300, which will permit the Company to terminate its obligation to file reports with the SEC. Pursuant to the terms of the Going Private Transaction, stockholders owning less than 1,000 shares would be paid an amount based on the closing price per share of the Company’s Common Stock on the Over-The-Counter Bulletin Board market on the date of effectiveness of the reverse stock split. Stockholders owning more than 1,000 shares would remain as shareholders of the Company after the reverse stock split and would have fractional shares redeemed at the same rate. The Company estimates that an aggregate of $400,000 would be paid to its stockholders to complete the reverse stock split. Funding for the transaction is expected to be provided by the 2006 Convertible Note. All amounts to be paid to HyperFeed stockholders in connection with the Going Private Transaction shall have been paid or accrued as a liability on the Company’s balance sheet before the closing date.

On June 19, 2006, the Company entered into the Merger Agreement by and among HyperFeed, Acquisition Holdings, and Exegy, pursuant to which HyperFeed and Exegy have agreed to combine their businesses through the Merger. Exegy, which is a privately held company, will survive the Merger as a wholly-owned subsidiary of HyperFeed. The Company believes the combination will create an innovative technology company focused on producing unrivaled performance. Under the terms of the Merger Agreement, each Exegy common share will be converted into HyperFeed shares of common stock and each Exegy option will be converted into HyperFeed options, resulting in the stockholders of both HyperFeed and Exegy each owning 50% of the merged company on a fully diluted basis. The Merger Agreement is subject to customary conditions, and requires cash equity contributions by PICO and the stockholders of

Exegy of US $5.0 million each, prior to closing. As a condition to closing, HyperFeed shall have caused PICO to convert its 2006 Convertible Note in exchange for shares of HyperFeed Common Stock in accordance with the terms of the 2006 Convertible Note. Additionally, under the terms of the Merger Agreement, HyperFeed shall have completed the Going Private Transaction. The Merger is expected to close not later than October 31, 2006.

While the Company expects the Merger to close, if it fails to do so, the Company currently believes that its existing and anticipated capital resources, including cash and cash equivalents, accounts receivable, assets related to discontinued operations, cash expected to be received from holdbacks associated with the sale of its institutional consolidated market data feed business and financing from PICO, which currently is the Company’s only source of financing, may not be sufficient to fund its operations beyond December 31, 2006. The Company believes that it will need to obtain additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, from PICO or other sources, it may be forced to cease operations at an undetermined future date. It is uncertain whether the Company’s assets will retain any value if the Company ceases operations. There are no assurances that additional funding will be available to the Company before it may be forced to cease operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of HyperFeed Technologies, Inc. (“HyperFeed”) and its subsidiary, HYPRWare, Inc. (“HYPRWare”), (collectively, the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statement of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include risks related to the possibility of requiring additional financing; the Company’s proposed reverse stock split, the completion of the proposed merger, the possible issuance of additional shares and significant dilution of our stockholders’ ownership percentage associated with our secured convertible note payable; the execution of our business plan; the fluctuations in our financial results; our history of operating losses; attracting and retaining qualified management and key employees; the timely development and introduction of new product and service initiatives at competitive prices and performance levels; pending or future legal proceedings; the effect of economic and business conditions generally; and risks that are otherwise described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and from time to time in the Company’s other reports and registration statements filed with the Securities and Exchange Commission.

OVERVIEW

The Company has sustained significant losses in recent years and in the first six months of 2006. In particular, the Company incurred a net loss of $6.8 million for the first six months of 2006 compared to a net loss of $4.0 million for the same period in 2005, and an overall net loss of $9.5 million for the fiscal year ended December 31, 2005. Included in the net loss of $6.8 million for the first six months of 2006 is $1.7 million of noncash interest expense related to the beneficial conversion feature of the Secured Convertible Promissory Note (the “2006 Convertible Note”) issued by the Company to PICO in the first quarter of 2006 as described in Note 6 of the Notes to Unaudited Interim Consolidated Financial Statements. Operations through June 30, 2006 have been funded, in part, by advances on the 2006 Convertible Note. As of June 30, 2006, the Company has an outstanding principal balance of $6.7 million under the terms of the 2006 Convertible Note and has accrued, but unpaid, interest of $0.2 million. Additionally, the Company’s negative cash flows from operating activities increased to $4.1 million for the six months ended June 30, 2006 compared to $1.7 million for the six months ended June 30, 2005. The recurring losses and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern. Total revenue for the first six months remained relatively unchanged at $1.9 million for 2006 and 2005.

On June 13, 2006, the Company announced that its Board of Directors approved a 1:1000 reverse stock split of its Common Stock to reduce ongoing operating costs including the substantial and increasing costs and expense associated with compliance with the laws, rules, and regulations of the U.S. Securities and Exchange Commission (“SEC”). PICO, HyperFeed’s majority stockholder, pursuant to applicable law and the Company’s bylaws, has approved the reverse stock split. Pending SEC review of certain filings the Company has made pursuant to the rules and regulations set forth in Section 13e-3 of the U.S. Securities Exchange Act of 1934 to effect the reverse stock split, the reverse stock split is expected to reduce the number of stockholders of record to less than 300, which will permit the Company to terminate its obligation to file reports with the SEC (the “Going Private Transaction”). Pursuant to the terms of the Going Private Transaction, stockholders owning less than 1,000 shares would be paid an amount based on the closing price per share of the Company’s Common Stock on the Over-The-Counter Bulletin Board market on the date of effectiveness of the reverse stock split. Stockholders owning more than 1,000 shares would remain as shareholders of the

Company after the reverse stock split and would have fractional shares redeemed at the same rate. The Company estimates that an aggregate of $400,000 would be paid to its stockholders to complete the reverse stock split. Funding for the transaction is expected to be provided by the 2006 Convertible Note. All amounts to be paid to HyperFeed stockholders in connection with the Going Private Transaction shall have been paid or accrued as a liability on the Company’s balance sheet before the closing date.

On June 19, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among HyperFeed, HyperFeed’s subsidiary, HyperFeed Acquisition Holdings, Inc., a Delaware corporation (“Acquisition Holdings”), and Exegy Incorporated, a Delaware corporation (“Exegy”), pursuant to which HyperFeed and Exegy have agreed to combine their businesses through a merger of Exegy and Acquisition Holdings (the “Merger”). Exegy, which is a privately held company, will survive the Merger as a wholly-owned subsidiary of HyperFeed.  The Company believes the combination will create an innovative technology company focused on producing unrivaled performance. Under the terms of the Merger Agreement, each Exegy common share will be converted into HyperFeed shares of common stock and each Exegy option will be converted into HyperFeed options, resulting in the stockholders of both HyperFeed and Exegy each owning 50% of the merged company on a fully diluted basis. The Merger Agreement is subject to customary conditions, and requires cash equity contributions by PICO and the stockholders of Exegy of US $5.0 million each, prior to closing. As a condition to closing, HyperFeed shall have caused PICO to convert its 2006 Convertible Note in exchange for shares of HyperFeed Common Stock in accordance with the terms of the 2006 Convertible Note. Additionally, under the terms of the Merger Agreement, HyperFeed shall have completed the Going Private Transaction. The Merger is expected to close not later than October 31, 2006.

While the Company expects the Merger to close, if it fails to do so, the Company currently believes that its existing and anticipated capital resources, including cash and cash equivalents, accounts receivable, assets related to discontinued operations, cash expected to be received from holdbacks associated with the sale of its institutional consolidated market data feed business and financing from PICO, which currently is the Company’s only source of financing, may not be sufficient to fund its operations beyond December 31, 2006. The Company believes that it will need to obtain additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, from PICO or other sources, it may be forced to cease operations at an undetermined future date. It is uncertain whether the Company’s assets will retain any value if the Company ceases operations. There are no assurances that additional funding will be available to the Company before it may be forced to cease operations.

In the first quarter of 2006, the Company issued the 2006 Convertible Note to PICO for $10.0 million, payable two years from issuance, as described in Note 6 of the Notes to Unaudited Interim Consolidated Financial Statements. The Company anticipates that PICO will convert the 2006 Convertible Note prior to the close of the Merger Agreement. However, in the event that the Merger Agreement does not close, the Company may not have sufficient capital resources to repay or refinance the 2006 Convertible Note when it comes due in March 2008. In the event that PICO chooses not to convert the 2006 Convertible Note and the Company is unable to repay or refinance the 2006 Convertible Note at such time, PICO will also have the right to declare the 2006 Convertible Note in default and may, at its option, pursue any other remedies available to it. See the Company’s Current Report on Form 8-K filed on March 31, 2006. If the Company requires additional capital resources, there can be no assurances that such capital will be available or that such capital will be available on terms satisfactory to the Company. If the Company does not obtain such capital, it may not have sufficient capital resources to fund continuing operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Revenue

Total revenue for the first six months remained relatively unchanged at $1.9 million for 2006 and 2005. Total revenue for the three months ended June 30, 2006 decreased 15.6% to $0.9 million compared with $1.0 million for the three months ended June 30, 2005.

HyperFeed revenue remained unchanged at $1.7 million for the six months ended June 30, 2006 and decreased 15.7% to $0.8 million for the three months ended June 30, 2006 as compared to $1.0 million for the comparable period in 2005. The decline in HyperFeed revenue for the three-month period is due to two contracts that were structured as one-time fees and became fully amortized during 2005. HyperFeed revenue is derived from HTPX and HBOX software and ticker plant technologies and includes license and consulting revenue, including revenue from multi-year contracts with Chicago Board Options Exchange, Philadelphia Stock Exchange, ComStock, Inc., Susquehanna International Group, LLP, and The Nasdaq Stock Market, Inc. There was no HMDP revenue for the three and six months ended June 30, 2006 and 2005.

HYPRWare revenue decreased 16.4% to $151,875 for the six months ended June 30, 2006 compared with $181,658 for the six months ended June 30, 2005. For the three months ended June 30, 2006, HYPRWare revenue decreased 14.4% to $74,302 compared with $86,785 for the three months ended June 30, 2005. HYPRWare derives revenue from royalties related to license fees for customers it referred to Townsend Analytics, Ltd. (“Townsend”) prior to December 31, 2002. The decline in HYPRWare revenue is due to a decrease in royalties from Townsend as former HYPRWare customers serviced by Townsend decrease. The Company currently expects that any future revenue recognized by HYPRWare will be derived exclusively from royalties from the licensing agreement with Townsend and that the HYPRWare revenue will to continue to decline.

Total Expenses

Total expenses (including direct costs of revenue, operating expenses, other expense, and expenses in discontinued operations) increased 47.5% to $8.8 million for the six months ended June 30, 2006 compared with $6.0 million for the six months ended June 30, 2005. Total expenses decreased 4.1% to $3.0 million for the three months ended June 30, 2006 compared with $3.1 million for the three months ended June 30, 2005. The increase in total expenses for the six-month period was principally due to $1.3 million of labor costs, noncash interest expenses of $1.0 million incurred in connection with the beneficial conversion feature related to the 2006 Convertible Note, and $0.5 million in communication and data costs. The $8.8 million of total expense for the six months ended June 30, 2006 consists of $8.0 million for HTPX and $0.8 million for HMDP. The $3.0 million of total expense for the three months ended June 30, 2006 consists of $2.8 million for HTPX and $0.2 million for HMDP. Total expenses related to HMDP for the three and six months ended June 30, 2005 were $30,577.

Direct Costs of Revenue

Total direct costs of revenue increased 57.9% to $0.9 million for the six months ended June 30, 2006 compared with $0.6 million for the six months ended June 30, 2005. For the three months ended June 30, 2006, total direct costs of revenue increased 58.1% to $0.4 million compared with $0.3 million for the three months ended June 30, 2005. The principal component of the increases for the three and six-month periods were $0.1 million and $0.2 million, respectively, for license fees related to the provision of third party data. Amortization of licensed and developed software costs increased 25.7% to $0.6 million for the six months ended June 30, 2006 as compared to $0.5 million for the six months ended June 30, 2005. Amortization of licensed and developed software costs remained relatively unchanged at $0.3 million for the three months ended June 30, 2006 and 2005. Direct costs of revenue associated with HTPX for the six months ended June 30, 2006 were $0.8 million and direct costs of revenue associated with HMDP were $0.1 million for the six months ended June 30, 2006. Direct costs of revenue associated with HTPX for the three months ended June 30, 2006 were $0.3 million and direct costs of revenue associated with HMDP were $0.1 million for the three months ended June 30, 2006. There were no direct costs of revenue related to HMDP for the three and six months ended June 30, 2005. There are no direct costs of revenue related to HYPRWare service revenue as such amounts consist solely of royalty income. Gross margin decreased 27.6% to $1.0 million for the six months ended June 30, 2006 compared with $1.4 million for the six months ended June 30, 2005. Gross margin decreased 42.4% to $0.4 million for the three months ended June 30, 2006 compared with $0.8 million for the three months ended June 30, 2005. Direct costs as a percentage of total revenue increased to 47.2% for the six months ended June 30, 2006 compared with 29.1% for the six months ended June 30, 2005. Direct costs as a percentage of total revenue increased to 50.0% for the three months ended June 30, 2006 compared with 26.7% for the three months ended June 30, 2005. The increases in the proportion of direct costs of revenue to total revenue for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 were due to an overall increase in direct costs of revenue.

Operating Expenses

Total operating expenses increased 31.5% to $6.0 million for the six months ended June 30, 2006 compared with $4.6 million for the six months ended June 30, 2005. For the three months ended June 30, 2006, total operating expenses increased 24.6% to $2.9 million compared with $2.3 million for the three months ended June 30, 2005. Increases were experienced in all categories, except depreciation and amortization expenses and general and administrative expenses for the six-month period. Operating expenses related to HMDP for the three and six months ended June 30, 2005 were $30,577. Total operating expenses as a percentage of total revenue increased to 319.7% for the six months ended June 30, 2006 compared to 236.5% for the six months ended June 30, 2005. Total operating expenses as a percentage of total revenue increased to 327.6% for the three months ended June 30, 2006 compared to 221.9% for the three months ended June 30, 2005. The increases in the proportion of total operating expenses to total revenue for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 were due to an overall increase in total operating expenses.

Sales and marketing costs increased 23.1% to $1.0 million for the six months ended June 30, 2006 compared with $0.8 million for the six months ended June 30, 2005. Sales and marketing costs remained unchanged at $0.5 million for the three months ended June 30, 2006 and 2005. The increase for the six-month period was primarily resulted from $0.1 million of costs associated with selling the HMDP product, which the Company acquired in the second quarter of 2005, and $0.1 million of additional labor costs due to growth in the Company’s sales force. The $1.0 million of sales and marketing costs for the six months ended June 30, 2006 consist of $0.7 million for HTPX and $0.3 million for HMDP. The $0.5 million for the three months ended June 30, 2006 consist of $0.4 million from HTPX and $0.1 million for HMDP.  There were no sales and marketing costs related to HMDP for the three and six months ended June 30, 2005. Sales costs as a percentage of total revenue increased to 55.6% for the six months ended June 30, 2006 compared to 43.9% for the six months ended June 30, 2005. Sales costs as a percentage of total revenue increased to 58.3% for the three months ended June 30, 2006 compared to 48.4% for the three months ended June 30, 2005. The increases in the proportion of sales and marketing costs to total revenue for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 were due to an overall increase in sales and marketing costs.

General and administrative expenses remained unchanged at $1.5 million for the six months ended June 30, 2006 and 2005. General and administrative expenses remained unchanged at $0.7 million for the three months ended June 30, 2006 and 2005. The $1.5 million of general and administrative expenses for the six months ended June 30, 2006 consists of $1.4 million for HTPX and $0.1 million for HMDP. The $0.7 million of general and administrative expenses for the three months ended June 30, 2006 consist of $0.7 million for HTPX and $28,194 for HMDP. There were $30,577 of general and administrative expenses related to HMDP for the three and six months ended June 30, 2005. General and administrative expenses as a percentage of total revenue increased to 81.6% for the six months ended June 30, 2006 compared to 79.5% for the six months ended June 30, 2005. General and administrative expenses as a percentage of total revenue increased to 84.7% for the three months ended June 30, 2006 compared to 70.6% for the three months ended June 30, 2005. The increase in the proportion of general and administrative costs to total revenue for the three months ended June 30, 2006 was due to a decrease in revenue compared to the three months ended June 30, 2005.

Research and development costs increased 53.5% to $1.1 million for the six months ended June 30, 2006 compared with $0.7 million for the six months ended June 31, 2005. Research and development costs increased 51.3% to $0.5 million for the three months ended June 30, 2006 compared with $0.3 million for the three months ended June 30, 2005. The increase for the six-month period resulted from $0.2 million in additional labor costs and $0.2 million for the outsourcing of labor, incurred in each case to enhance HyperFeed’s product line. The increase for the three-month period resulted from $0.1 million in additional labor costs and $0.1 million for the outsourcing of labor, incurred in each case to enhance HyperFeed’s product line. The $1.1 million of research and development costs for the six months ended June 30, 2006 consists of $0.9 million for HTPX and $0.2 million for HMDP. The $0.5 million of research and development costs for the three months ended June 30, 2006 consists of $0.4 million for HTPX and $0.1 million for HMDP. There were no research and development costs related to HMDP for the three and six months ended June 30, 2005. Research and development costs as a percentage of total revenue increased to 59.7% for the six months ended June 30, 2006 compared to 37.8% for the six months ended June 30, 2005. Research and development costs as a percentage of total revenue increased to 57.7% for the three months ended June 30, 2006 compared to 32.2% for the three months ended June 30, 2005. The increase in the proportion of research and development costs to total revenue for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 was due to an overall increase in research and development costs.

Operations costs increased 93.0% to $2.0 million for the six months ended June 30, 2006 compared with $1.0 million for the six months ended June 30, 2005. Operations costs increased 82.2% to $1.0 million for the three months ended June 30, 2006 compared with $0.5 million for the three months ended June 30, 2005. The increase for the six-month period resulted from $0.5 million for communication costs, $0.4 million in labor costs relating to the end of the transition service agreement period related to the sale of HyperFeed’s institutional consolidated market data feed business, and $0.1 million for data acquisition costs that the Company did not incur in the first half of 2005. The increase for the three-month period resulted from $0.2 million for communication costs, $0.2 million in labor costs, and $0.1 million for data acquisition costs. Operations costs consist of technical support, data maintenance, data access, and communications costs. The $2.0 million of operations costs for the six months ended June 30, 2006 consists of $2.0 million for HTPX and $0.1 million for HMDP. The $1.0 million for operations costs for the three months ended June 30, 2006 consists of $1.0 million for HTPX and $38,031 for HMDP. There were no operations costs related to HMDP for the three and six months ended June 30, 2005. Operations costs as a percentage of total revenue increased to 107.3% for the six months ended June 30, 2006 compared to 54.1% for the six months ended June 30, 2005. Operations costs as a percentage of total revenue increased to 112.1% for the three months ended June 30, 2006 compared to 51.9% for the three months ended June 30, 2005.  The increase in the proportion of operations costs to total revenue for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 was due to an overall increase in operations costs.

Depreciation and amortization decreased 28.6% to $0.3 million for the six months ended June 30, 2006 compared with $0.4 million for the six months ended June 30, 2005.  Depreciation and amortization decreased 33.3% to $0.1 million for the three months ended June

30, 2006 compared to $0.2 million for the three months ended June 30, 2005. The $0.3 million of depreciation and amortization costs for the six months ended June 30, 2006 consists of $0.3 million for HTPX and $6,100 for HMDP. The $0.1 million of depreciation and amortization costs for the three months ended June 30, 2006 consist of $0.1 million for HTPX and $3,657 for HMDP. There were no depreciation and amortization costs related to HMDP for the three months ended June 30, 2005. Depreciation and amortization as a percentage of total revenue decreased to 15.5% for the six months ended June 30, 2006 compared to 21.1% for the six months ended June 30, 2005. Depreciation and amortization as a percentage of total revenue decreased to 14.8% for the three months ended June 30, 2006 compared to 18.8% for the three months ended June 30, 2005.  The decrease in the proportion of depreciation and amortization costs to total revenue for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 was due to a decrease in depreciable assets.

Interest Expense

Interest expense increased 139.8% to $1.9 million for the six months ended June 30, 2006 compared with $0.8 million for the six months ended June 30, 2005. Interest expense decreased 170.0% to a recovery of $0.3 million for the three months ended June 30, 2006 compared with expense of $0.5 million for the three months ended June 30, 2005. The increase for the six month period principally resulted from noncash interest expense of $1.7 million recorded for the six months ended June 30, 2006 related to the beneficial conversion feature of the 2006 Convertible Note compared to noncash interest expenses of $0.7 million recorded in the six months ended June 30, 2005 related to the beneficial conversion feature of an amended and restated Secured Convertible Promissory Note issued by the Company to PICO in the first quarter of 2005 (the “Restated Convertible Note”). Additionally, the Company recorded accrued interest of $0.2 million for the six months ended June 30, 2006 on borrowings against the 2006 Convertible Note compared to $0.1 million of accrued interest plus commitment fee for the six months ended June 30, 2005 against the borrowings under the Restated Convertible Note. HTPX absorbed 100.0% of the interest expense for the three and six months ended June 30, 2006 and 2005, respectively. As a result of a decrease in the price of HyperFeed’s common stock, noncash interest related to the beneficial conversion feature of the 2006 Convertible Note was income during the second quarter of 2006. This result occurs due to the mark-to-market accounting for the beneficial conversion feature combined with the decline in the market price of HyperFeed’s common stock.

Discontinued Operations

In June 2003, the Company sold the individual retail investor unit and related assets of its subsidiary, PCQuote.com, Inc., and, in October 2003, the Company sold its institutional consolidated market data feed business. Due to the completion of it obligations under the transition service agreement entered into in connection with the sale of its consolidated market data feed business in the second quarter of 2005, the Company did not record any income or expense related to discontinued operations for the three and six months ended June 30, 2006 compared with a net loss from discontinued operations of $17,050 and $39,649, unadjusted for tax, for the three and six months ended June 30, 2005, respectively. The net loss for the three and six months ended June 30, 2005 resulted from the incurrence of inbound communications costs associated with the Company’s obligation under a transition services agreement related to the sale of its consolidated market data feed business. The Company recorded $0.1 million, net of tax expense of $0.1 million, as a gain on disposition of discontinued operations during the first quarter of 2006 related to holdbacks from the sale of its institutional consolidated market data feed business. The Company had no comparable gain the six months ended June 30, 2005.

As of June 30, 2006, assets related to discontinued operations consist of accounts receivable, net of allowance, prior to November 1, 2003. Liabilities related to discontinued operations consist of (1) accounts payables related to a sales tax settlement and (2) accrued expenses related to a potential tax liability. See Note 7 of the Notes to Unaudited Interim Consolidated Financial Statements. The Company expects the assets and liabilities related to the discontinued operations to be completely settled during 2008.

LIQUIDITY AND CAPITAL RESOURCES

Net cash and cash equivalents decreased to $0.1 million at June 30, 2006 from $0.3 million at December 31, 2005.

Operating activities used net cash of $4.2 million for the six months ended June 30, 2006 compared to net cash used of $1.7 million for the six months ended June 30, 2005. The net loss for the six months ended June 30, 2006 of $6.8 millions was offset in part by noncash items, including $1.7 million of interest expense related to the beneficial conversion feature of the 2006 Convertible Note, $0.9 million of depreciation and amortization of long-lived assets, and $0.2 million of stock based compensation expense. The net loss for the six months ended June 30, 2005 of $4.0 million was offset in part by noncash items, including $0.7 million interest expense related to the beneficial conversion feature of the Restated Convertible Note and $0.9 million of depreciation and amortization of long-lived assets.

Investing activities used net cash of $1.4 million for the six months ended June 30, 2006 compared to net cash used of $1.2 million for the six months ended June 30, 2005. During the six months ended June 30, 2006, the Company invested $0.4 million in equipment and $1.0 million in its licensed and developed technology. The increase in the purchase of equipment resulted from the building of the Company’s High Performance Center. Additionally, the Company established a $0.1 million certificate of deposit during the first quarter of 2006. The Company collected  $0.1 million that is applied to a note receivable from Money.net. During the six months ended June 30, 2005, the Company invested $0.1 million in equipment and $0.7 million in its developed technology. Additionally, in the first quarter of 2005, the Company acquired the assets of Focus Technology Group LLC for $0.4 million, as described in Note 4 of the Notes to Unaudited Interim Consolidated Financial Statements.

Financing activities provided net cash of $5.4 million for the six months ended June 30, 2006 compared to net cash provided of $2.8 million for the six months ended June 30, 2005.

On December 20, 2005, the Company issued a Promissory Note to PICO in the amount of $0.8 million at an interest rate of 7.0% per annum. The entire unpaid principal balance and related interest under the December 20, 2005 Promissory Note was due and payable not later than January 31, 2006. As described below, the December 20, 2005 Promissory Note has been cancelled.

On January 23, 2006, the Company issued a Promissory Note to PICO in the amount of $1.5 million at an interest rate of 7.0% per annum. The entire unpaid principal balance and related interest under the January 23, 2006 Promissory Note was due and payable not later than February 28, 2006. The Company paid off a $0.5 million line of credit with the borrowings from the January 23 Promissory Note and cancelled the line of credit. As described below, the January 23, 2006 Promissory Note has been cancelled.

On February 15, 2006, the Company issued a Promissory Note to PICO in the amount of $3.3 million at an interest rate of 7.0% per annum. The Company borrowed an additional $1.0 million under the February 15, 2006 Promissory Note. The principal sum borrowed under the December 20, 2005 Promissory Note, the January 23, 2006 Promissory Note, and the February 15, 2006 Promissory Note totaled $3.3 million. In connection with this issuance, the December 20, 2005 Promissory Note and the January 23, 2006 Promissory Note were cancelled. The entire unpaid principal balance and related interest under the February 15, 2006 Promissory Note was due and payable not later than March 31, 2006. As described below, the February 15, 2006 Promissory Note has been cancelled.

On March 15, 2006, the Company issued a Promissory Note to PICO in the amount of $4.2 million at an interest rate of 7.0% per annum. The Company borrowed an additional $0.9 million under the March 15, 2006 Promissory Note. The principal sum borrowed under the February 15, 2006 Promissory Note and the March 15, 2006 Promissory Note totaled $4.2 million. In connection with this issuance, the February 15, 2006 Promissory Note was cancelled. The entire unpaid principal balance and related interest under the March 15, 2006 Promissory Note was due and payable not later than April 30, 2006. As described below, the March 15, 2006 Promissory Note has been replaced by the 2006 Convertible Note.

On March 30, 2006, the Company issued to PICO the 2006 Convertible Note which replaced the March 15, 2006 Promissory Note. Under the terms of the 2006 Convertible Note, the Company may borrow up to $10.0 million at an interest rate of prime plus 2.75%. The Company is obligated to repay all outstanding principal and accrued interest under the 2006 Convertible Note two years from issuance. The 2006 Convertible Note, which is convertible by PICO at any time into HyperFeed’s common stock, provides that the number of shares that PICO would receive in connection with a conversion of any amounts outstanding under the 2006 Convertible Note would be determined by dividing the total outstanding amount to be converted by the lesser of (i) 80% of the five-day moving average per share price of HyperFeed’s common stock on the date of conversion or (ii) 80% of $1.05 per share. The number of shares of HyperFeed’s common stock issuable upon conversion of the 2006 Convertible Note is not subject to a cap. It is anticipated that the 2006 Convertible Note will be converted upon the consummation of the Merger described in Note 1 of the Notes to Unaudited Interim Consolidated Financial Statements. In addition, in connection with issuing the 2006 Convertible Note, the Company issued to PICO a warrant to purchase 125,000 shares of HyperFeed’s common stock, at an exercise price of $1.05 per share. The warrant expires on March 30, 2009.

The 2006 Convertible Note contains a beneficial conversion feature and, as a result, the Company recorded $1.7 million of additional paid-in-capital and interest expense for the six months ended June 30, 2006. The 2006 Convertible Note is secured by all of the assets of the Company and contains customary representations, warranties, covenants, and events of default. As of June 30, 2006, the Company had borrowed $6.7 million under the terms of the 2006 Convertible Note and recorded accrued, but unpaid, interest of $0.2 million.

The Company has sustained significant losses in recent years and in the first six months of 2006. In particular, the Company incurred a net loss of $6.8 million for the first six months of 2006 compared to a net loss of $4.0 million for the same period in 2005, and an overall net loss of $9.5 million for the fiscal year ended December 31, 2005. Included in the net loss of $6.8 million for the first six months of 2006 is $1.7 million of noncash interest expense related to the beneficial conversion feature of the 2006 Convertible Note. Operations through June 30, 2006 have been funded, in part, by advances on the 2006 Convertible Note. As of June 30, 2006, the Company has an outstanding principal balance of $6.7 million under the terms of the 2006 Convertible Note and has accrued, but unpaid, interest of $0.2 million. Additionally, the Company’s negative cash flows from operating activities increased to $4.1 million for the six months ended June 30, 2006 compared to $1.7 million for the six months ended June 30, 2005. The recurring losses and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern. Total revenue remained relatively unchanged at $1.9 million for the first six months of 2006 and 2005.

On June 13, 2006, the Company announced that its Board of Directors approved a 1:1000 reverse stock split of its Common Stock to reduce ongoing operating costs including the substantial and increasing costs and expense associated with compliance with the laws, rules, and regulations of the SEC. PICO, HyperFeed’s majority stockholder, pursuant to applicable law and the Company’s bylaws, has approved the reverse stock split. Pending SEC review of certain filings the Company has made pursuant to the rules and regulations set forth in Section 13e-3 of the U.S. Securities Exchange Act of 1934 to effect the reverse stock split, the reverse stock split is expected to reduce the number of stockholders of record to less than 300, which will permit the Company to terminate its obligation to file reports with the SEC. Pursuant to the terms of the Going Private Transaction, stockholders owning less than 1,000 shares would be paid an amount based on the closing price per share of the Company’s Common Stock on the Over-The-Counter Bulletin Board market on the date of effectiveness of the reverse stock split. Stockholders owning more than 1,000 shares would remain as shareholders of the Company after the reverse stock split and would have fractional shares redeemed at the same rate. The Company estimates that an aggregate of $400,000 would be paid to its stockholders to complete the reverse stock split. Funding for the transaction is expected to be provided by the 2006 Convertible Note. All amounts to be paid to HyperFeed stockholders in connection with the Going Private Transaction shall have been paid or accrued as a liability on the Company’s balance sheet before the closing date.

On June 19, 2006, the Company entered into the Merger Agreement by and among HyperFeed, Acquisition Holdings, and Exegy, pursuant to which HyperFeed and Exegy have agreed to combine their businesses through the Merger. Exegy, which is a privately held company, will survive the Merger as a wholly-owned subsidiary of HyperFeed. The Company believes the combination will create an innovative technology company focused on producing unrivaled performance. Under the terms of the Merger Agreement, each Exegy common share will be converted into HyperFeed shares of common stock and each Exegy option will be converted into HyperFeed options, resulting in the stockholders of both HyperFeed and Exegy each owning 50% of the merged company on a fully diluted basis. The Merger Agreement is subject to customary conditions, and requires cash equity contributions by PICO and the stockholders of Exegy of US $5.0 million each, prior to closing. As a condition to closing, HyperFeed shall have caused PICO to convert its 2006 Convertible Note in exchange for shares of HyperFeed Common Stock in accordance with the terms of the 2006 Convertible Note. Additionally, under the terms of the Merger Agreement, HyperFeed shall have completed the Going Private Transaction. The Merger is expected to close not later than October 31, 2006.

While the Company expects the Merger to close, if it fails to do so, the Company currently believes that its existing and anticipated capital resources, including cash and cash equivalents, accounts receivable, assets related to discontinued operations, cash expected to be received from holdbacks associated with the sale of its institutional consolidated market data feed business and financing from PICO, which currently is the Company’s only source of financing, may not be sufficient to fund its operations beyond December 31, 2006. The Company believes that it will need to obtain additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, from PICO or other sources, it may be forced to cease operations at an undetermined future date. It is uncertain whether the Company’s assets will retain any value if the Company ceases operations. There are no assurances that additional funding will be available to the Company before it may be forced to cease operations.

In the first quarter of 2006, the Company issued the 2006 Convertible Note to PICO for $10.0 million, payable two years from issuance, as described in Note 6 of the Notes to Unaudited Interim Consolidated Financial Statements. The Company anticipates that PICO will convert the 2006 Convertible Note prior to the close of the Merger Agreement. However, in the event that the Merger Agreement does not close, the Company may not have sufficient capital resources to repay or refinance the 2006 Convertible Note when it comes due in March 2008. In the event that PICO chooses not to convert the 2006 Convertible Note and the Company is unable to repay or refinance the 2006 Convertible Note at such time, PICO will also have the right to declare the 2006 Convertible Note in default and may, at its option, pursue any other remedies available to it. See the Company’s Current Report on Form 8-K filed on March 31, 2006. If the Company requires additional capital resources, there can be no assurances that such capital will be available or that such capital will be available on terms satisfactory to the Company. If the Company does not obtain such capital, it may not have sufficient capital resources to fund continuing operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

To facilitate an understanding of our contractual obligations and off-balance sheet arrangements, the following data is provided:

Contractual Obligations

		Payments Due by Period
		Within			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long-term debt (1)	$6,680,000	$—	$6,680,000	$—	$—
Operating leases	1,203,436	495,474	574,186	133,776	—
Total contractual obligations	$7,883,436	$495,474	$7,254,186	$133,776	$—

(1)             Long-term debt does not include future interest payments.

The Company has no material unconditional purchase obligations as defined by SFAS No. 47, “Disclosure of Long-Term Purchase Obligations”.

Off Balance Sheet Arrangements

Under the terms of the lease agreement for the Chicago office, the Company has an existing letter of credit in the amount of $75,000, for which a $75,000 certificate of deposit serves as collateral. The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2006, the Company had excess cash invested in a money market account. The Company does not expect any material loss, if at all, on these investments.

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

ITEM 4. Controls and Procedures

a)              Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and in other reports required to be filed under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC for such filings. As required by Rule 13a-15(b) under the Exchange Act, the Company’s management, under the direction of our Chief Executive Officer and Principal Accounting Officer, reviewed and performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2006. Based on that review and evaluation, the Chief Executive Officer and Principal Accounting Officer, along with the Company’s management, have determined that as of June 30, 2006, the disclosure controls and procedures were and are effective as designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act relating to the Company and its consolidated subsidiaries would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures..

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

Part II

ITEM 1. Legal Proceedings

On February 23, 2006, the Company filed a two-count complaint in the Tax Court of New Jersey contesting the determination by the New Jersey Division of Taxation that HyperFeed had nexus with New Jersey for the purposes of (i) the New Jersey Corporation Tax and (ii) the New Jersey Sales and Use Tax for the period beginning January 1, 1994 and forward. On April 25, 2006, the Company received notice that the New Jersey Division of Taxation has denied the allegations set forth in the two-count complaint. The Company intends to aggressively contest the determination. As of June 30, 2006, the Company had accrued $250,000 in potential tax liability and recorded the expense in discontinued operations.

The Company is a party to various other legal proceedings incidental to its business operations, none of which is expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A - “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, other than the following additional risk factor:

The Company will need additional capital to sustain operations

The Company believes that it will need to obtain additional capital in the immediate future both to fund investments needed to increase its operating revenues to levels that will sustain its operations and to fund operating deficits that it anticipates will continue until revenue increases can be realized. There can be no assurances that the Company will be successful in obtaining sufficient additional capital, or if it does, that the additional capital will enable the Company to improve its business so as to have a material positive effect on the Company’s operations and cash flow. The Company believes that without additional investment, from PICO or other sources, it may be forced to cease operations at an undetermined future date. Additionally, the Company believes that its financing available under the 2006 Convertible Note may not be sufficient to fund operations beyond December 31, 2006. It is uncertain whether the Company’s assets will retain any value if the Company ceases operations. There are no assurances that additional funding will be available to the Company before it may be forced to cease operations.

ITEM 6. Exhibits

Exhibit 31.1	—	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
Exhibit 31.2	—	Certification of the Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
Exhibit 32	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFEED TECHNOLOGIES, INC.

Date:	August 8, 2006

By:	/s/ Paul Pluschkell
Paul Pluschkell
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gemma Lahera
Gemma Lahera
Principal Accounting Officer